Form 10-Q
period 2001-09-30
PENN VIRGINIA RESOURCE PARTNERS L P
filed 2001-12-10
CIK 1144945

5: pvra10q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 2001

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from______________________to__________________________

Penn Virginia Resource Partners, L.P.

Delaware	23-3087517
(State or other jurisdiction of	(IRS Employer
Incorporation or organization)	Identification No.)

100 MATSONFORD ROAD SUITE 200
RADNOR, PA	19087
(Address of principal executive offices)	(Zip Code)

(610) 687-8900
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

Number of common units of registrant outstanding at November 30, 2001: 7,649,880

PENN VIRGINIA RESOURCE PARTNERS, L.P.
FORM 10-Q
SEPTEMBER 30, 2001

ITEM 1. FINANCIAL STATEMENTS

PENN VIRGINIA RESOURCE PARTNERS, L.P.
(successor to the Penn Virgina Coal Business)
COMBINED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2001	2000
	(Unaudited)
ASSETS
Current assets:
Cash	$ 882	$ 718
Accounts receivable	862	736
Current portion of long-term notes receivable	472	439
Other current assets	381	238
Total current assets	2,597	2,131
Property and equipment	116,444	82,786
Less: Accumulated depreciation and depletion	10,884	8,791
Net property and equipment	105,560	73,995
Long-term note receivable, net of current portion	1,878	2,240
Long-term receivables - affiliate	77,215	56,131
Long-term prepaid minimums	1,496	1,439
Total assets	$188,746	$135,936
LIABILITIES AND OWNER'S EQUITY
Current liabilities
Short-term line of credit	$ -	$ 111
Accounts payable	28	102
Accrued expenses	383	685
Total current liabilities	411	898
Deferred income	3,375	2,795
Other liabilities	247	264
Deferred income taxes	1,447	953
Long-term debt - affiliate	144,952	104,333
Commitments and contingencies (Note 3)
Owner's equity	38,314	26,693
Total liabilities and owner's equity	$188,746	$135,936

See accompanying notes to combined financial statements.

PENN VIRGINIA RESOURCE PARTNERS, L.P.
(successor to the Penn Virginia Coal Business)
COMBINED STATEMENTS OF INCOME AND OWNER'S EQUITY
(in thousands)
Three Months			Nine Months
Ended September 30,			Ended September 30,
2001		2000	2001	2000
Revenues:
Coal royalties	$ 9,154	$ 5,936	$ 24,415	$ 17,978
Coal services	351	305	1,367	1,113
Timber	358	711	1,116	2,051
Minimum rentals	-	-	941	819
Other	111	794	579	1,311
Total revenues	9,974	7,746	28,418	23,272
Operating costs and expenses:
Operating expenses	716	751	2,213	2,045
Taxes other than income	131	149	478	479
General and administrative	1,338	1,205	3,671	3,419
Depreciation and depletion	845	495	2,116	1,522
Total operating costs and expenses	3,030	2,600	8,478	7,465
Operating income	6,944	5,146	19,940	15,807
Other income (expense):
Interest expense	(2,306)	(2,011)	(6,325)	(5,609)
Interest income	1,408	1,344	4,156	3,364
Income before taxes	6,046	4,479	17,771	13,562
Income tax expense	2,107	1,353	6,150	4,325
Net income	$3,939	$3,126	$11,621	$9,237

Owner's equity
Owner's equity - beginning of period	$34,375	$21,249	$26,693	$15,138
Net income	3,939	3,126	11,621	9,237
Owner's equity - end of period	$38,314	$24,375	$38,314	$24,375

See accompanying notes to combined financial statements.

PENN VIRGINIA RESOURCE PARTNERS, L.P.
(successor to the Penn Virginia Coal Business)
COMBINED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Cash flows from operating activities:
Net income	$3,939	$3,126	$11,621	$9,237
Adjustments to reconcile operating income to net cash provided by operating activities:
Depreciation and depletion	845	495	2,116	1,522
Gain on sale of property and equipment	(38)	(799)	(64)	(897)
Deferred income taxes	(171)	(17)	494	(47)
Noncash interest expense	745	971	2,535	2,729
Changes in operating assets and liabilities:
Accounts receivable	(492)	389	(126)	652
Accounts payable	(23)	23	(74)	(208)
Accrued expenses	(49)	(146)	(302)	(185)
Other assets and liabilities	557	177	363	(231)
Net cash provided by operating activities	5,251	4,219	16,563	12,572
Cash flows from investing activities:
Payment received on long-term notes	110	101	329	300
Advances to affiliate	(7,603)	(5,705)	(21,084)	(15,875)
Proceeds from the sale of property and equipment	37	797	102	897
Capital expenditures	(161)	(151)	(33,719)	(667)
Net cash used in investing activities	(7,617)	(4,958)	(54,372)	(15,345)
Cash flows from financing activities:
Proceeds from (repayments of) line of credit	-	-	(111)	-
Proceeds from borrowings - affiliate	2,564	977	38,084	2,265
Net cash provided by financing activities	2,564	977	37,973	2,265
Net increase (decrease) in cash	198	238	164	(508)
Cash-beginning of period	684	710	718	1,456
Cash-end of period	$ 882	$ 948	$ 882	$ 948
Supplemental disclosures:
Cash paid during the period for:
Interest	$1,561	$1,040	$3,790	$2,880
Income taxes	$2,278	$1,370	$5,656	$4,372
Noncash investing activities
Increase in long-term debt-affiliate	$ 745	$ 971	$ 2,535	$2,729

 See accompanying notes to combined financial statements.

Penn Virginia Resource Partners, L.P.
(Successor to the Penn Virginia Coal Business)
Notes to Combined Financial Statements

1. Organization

     At September 30, 2001, Penn Virginia Resource Partners, L.P. and its subsidiaries (the "Partnership") were wholly-owned subsidiaries of Penn Virginia Corporation ("Penn Virginia"). The Partnership owns and leases land and mineral rights to coal reserves and timber located in Central Appalachia. In conjunction with the formation of the Partnership in September 2001, Penn Virginia transferred most of the assets, liabilities and operations of its coal business (the "Penn Virginia Coal Business") to the Partnership in connection with the proposed public offering of limited partner units. The transfer of assets and liabilities to the Partnership represented a reorganization of entities under common control and was recorded at historical cost.

     Penn Virginia retained certain assets, including its rail car rental operations and a note receivable received in conjunction with the sale of a short-line railroad in 1999. The retained assets and related operations were excluded from Penn Virginia Resource Partners, L.P. (successor) and the Penn Virginia Coal Business (predecessor). The combined financial statements present Penn Virginia Resource Partners, L.P. (successor) as if it had existed as a single entity separate from Penn Virginia during the periods presented. The combined financial statement presentation more clearly reflects our financial position and results of operations as a result of the most recent reorganization of entities under common control.

     The Partnership enters into leases with various third-party operators for the right to mine coal reserves on the Partnerships land in exchange for royalty payments. The lessees make payments to the Company based on the higher of a percentage or the gross sales price or a fixed price per ton of coal they sell, with pre-established minimum monthly or annual payments. The Partnership also sells timber growing on its land and provides fee-based infrastructure facilities to certain lessees to enhance coal production and to generate additional coal services revenues.

     Effective with the closing of an initial public offering on October 30, 2001, the ownership of the Partnership, held by subsidiaries of Penn Virginia was transferred to Penn Virginia Resource Partners, L.P. in exchange for the ownership interests (common and subordinated units) in Penn Virginia Resource Partners, L.P.

     The general partner of Penn Virginia Resource Partners, L.P. is Penn Virginia Resource GP, LLC, a wholly-owned subsidiary of Penn Virginia.

2. Basis of Presentation

     The unaudited combined financial statements represent the operations of the Penn Virginia Coal Business prior to Penn Virginia Resource Partners, L.P.'s initial public offering (See Note 7. Subsequent Events). The accompanying unaudited combined financial statements of the Partnership have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and Securities and Exchange Commission regulations. These statements involve the use of estimates and judgments where appropriate. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Partnerships audited financial statements and notes thereto included in Penn Virginia Resource Partners S-1 and Registration Statement dated October 24, 2001.

3. Commitments and Contingencies

     The operations of our lessees are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. The terms of the Companys coal property leases impose liability for all environmental and reclamation liabilities arising under those laws and regulations on the relevant lessees. The lessees are bonded and have indemnified the Company against any and all future environmental liabilities. The Company regularly visits the coal property leases to monitor their lessees compliance with environmental laws and regulations, as well as reviewing mine activities. Management believes that the Companys lessees will be able to comply with existing regulations and does not expect any material impact on its financial condition or results of operations. The Company has neither incurred, nor is aware of, any material environmental charges imposed on it related to its coal properties for the periods presented.

     The Company is involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, Company management believes these claims will not have a material effect on the Companys financial position, liquidity or operations.

4. Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (''SFAS'') No. 133, ''Accounting for Derivative Instruments and Hedging Activities.'' SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position ad measure those instruments at fail value. The adoption of SFAS No. 133 on January 1, 2001 did not have a material impact on the Companys financial position or results of operations. The Company currently does not use derivative instruments.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, ''Accounting for Asset Retirement Obligations.'' The statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently evaluating the effect of adopting Statement No. 143 on its financial statements and has not determined when it will adopt the standard.

     In December 1999, the Commission issued Staff Accounting Bulletin No. 101, ''Revenue Recognition in Financial Statements'' (''SAB No. 101''). SAB No. 101, as amended, summarizes the Commissions views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. The adoption of SAB No. 101 on October 1, 2000 did not have a material effect on the Companys financial position or results of operations.

5. Related Party Transactions

     Penn Virginia charges its subsidiaries, including the Partnership (successor) and the Penn Virginia Coal Business (predecessor), for certain corporate administrative expenses, which are allocable to its subsidiaries. When allocating general corporate expenses, consideration is given to operating margins, property, and equipment, payroll and general corporate overhead. Any direct costs are charged directly to Penn Virginia. Total corporate administrative expenses charged to the Partnership (successor) and the Penn Virginia Coal Business (predecessor) totaled $1.6 million and $1.4 million for the nine months ended September 30, 2001 and 2000, respectively. These costs are reflected in general and administrative expenses in the accompanying combined statements of income. Management believes the allocation methodologies used are reasonable.

     The Partnership finances its working capital requirements and its capital expenditures through an unsecured promissory note payable to Penn Virginia Equities Corporation, a wholly owned subsidiary of Penn Virginia. The note bears interest at the prime rate and is due upon demand. Affiliated interest expense was $6.3 million and $5.6 million for the nine months ended September 30, 2001 and 2000, respectively.

     The Company advances its cash receipts from operations to Penn Virginia so that Penn Virginia may centrally manage cash funding requirements for its consolidated group. These advances are evidenced by a promissory note that bears interest at the prime rate and is due February 28, 2003. Affiliated interest income was $3.2 million and $2.4 million for the nine months ended September 30, 2001 and 2000, respectively.

6. Segment Information

     Segment information has been prepared in accordance with SFAS No. 131 ''Disclosure about Segments of an Enterprise and Related Information.'' The Companys coal operations are organized along its natural resource and coal services operations. The Companys reportable segments are as follows:

Coal Royalty
    The coal royalty segment is engaged in managing the Companys coal properties in the Central Appalachian region of the United States.

Timber

    The Companys timber segment is engaged in the selling of standing timber on the Companys properties.

Coal Services

    The Companys coal services segment consists of fees charged to its lessees for the use of the Companys unit train loadout facility, coal preparation plants, dock loading facility and short-line railroad.

The following is a summary of certain financial information relating to the Companys segments:

	Coal Royalty	Timber	Coal Services	Other	Combined
	(in thousands)
For the nine months ended September 30, 2001 (unaudited)
Revenues	$25,935	$1,116	$1,367	$-	$28,418
Operating costs and expenses	3,870	216	701	1,575	6,362
Depreciation and depletion	1,840	7	269	-	2,116
Operating income (loss)	$20,225	$893	$397	$(1,575)	19,940
Interest expense					(6,325)
Interest income					4,156
Income before taxes					$17,771
Total assets	$182,679	$181	$5,886	$-	$188,746
Capital expenditures	33,369	-	350	-	33,719

For the nine months ended September 30, 2000 (unaudited)
Revenues	$20,108	$2,051	$1,113	$-	$23,272
Operating costs and expenses	3,938	391	264	1,350	5,943
Depreciation and depletion	1,293	7	222	-	1,522
Operating income (loss)	$14,877	$1,653	$627	$(1,350)	$15,807
Interest expense					(5,609)
Interest income					3,364
Income before taxes					$13,562
Total assets	$130,295	$190	$5,831	$-	$135,936
Capital expenditures	118	-	549	-	667

     Operating income is equal to total revenues less operating costs and expenses and depreciation and depletion. Operating income does not include certain other income items, interest expense, interest income and income taxes. Identifiable assets are those assets used in the Company's operations in each segment.

7.  Subsequent Events

     On October 30, 2001, Penn Virginia Resource Partners, L.P. completed its initial public offering of 7,475,000 common units at a price of $21.00 per unit. Total proceeds for the 7,475,000 units were $156,975,000 before offering costs and underwriters commissions. In addition, concurrent with the closing of the initial public offering, Penn Virginia Resource Partners, L.P. borowed $43,386,750 under its term loan credit facility with PNC Bank, National Association and other lenders incurred $879,000 of debt issuance costs. A summary of the proceeds received and use of proceeds is as follows:

Proceeds received
Sale of Common Units	$ 156,975,000
Borrowing under term loan facility	43,386,750
Total proceeds received	200,361,750
Use of proceeds:
Underwriters fee	10,988,250
Professional fees and other offering costs	3,221,000
Debt issuance costs	879,000
Repayment of debt and distributions to parent	141,886,750
Total use of proceeds	156,975,000
Net proceeds used to purchase U.S. Treasury Notes	$ 43,386,750

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

Overview

     Penn Virginia Resource Partners, L.P. (the "Partnership"), a Delaware limited partnership, was formed to acquire the coal properties and related assets of Penn Virginia Corporation and to lease those properties to coal operators in exchange for royalty payments. The Partnership does not operate any mines. Instead, the Partnership enters into long-term leases with experienced, third party mine operators for the right to mine coal reserves in exchange for royalty payments. The Partnership receives payments from lessees based on the higher of a percentage of the gross sales price or a fixed price per ton of coal they sell, with pre-established minimum monthly or annual payments. The Partnership also generates coal services revenues by providing fee-based coal preparation and transportation facilities to enhance the coal production of certain of our lessees and generates timber revenues by selling timber growing on our properties.

     Our reserves are located on the following four properties:

    the Wise property, located in Virginia and Kentucky;
    the Coal River property, located in West Virginia;
    the Spruce Laurel property, located in West Virginia; and
    the Buchanan property, located in Virginia.
        The Partnerships derives coal services revenue from fees charged to our lessees for the use of our coal preparation and transportation facilities. The majority of these fees have been generated by our unit train loadout facility which was completed in April 1999. This facility accommodates 108 car unit trains which can be loaded in approximately four hours. The Partnerships lessees utilize the unit train loadout facility to reduce the delivery costs incurred by their customers.

             The Partnership also earn revenues from the sale of standing timber on our properties. The timber revenues received are dependent on harvest levels and the species and quality of timber harvested. Our harvest levels in any given year will depend upon a number of factors, including anticipated mining activity, timber maturation and market conditions. Any timber which would otherwise be removed due to lessee mining operations is harvested in advance to prevent loss of the resource.

             The Partnership also derives revenues from minimum rental payments. Minimum rental payments are initially deferred and are recognized as minimum rental revenues when lessees fail to meet specified production levels for certain predetermined periods. The recoupment period on almost all leases expires during the first quarter of each year. Accordingly, substantially all minimum rental revenues are recognized in the first quarter of each year.

             Operating costs and expenses consist primarily of lease payments on property leased from third parties and sublease to our lessees. The lease payment obligations vary based on the production from these properties. Of the 454 million tons of coal reserves to which we had rights as at December 31, 2000, we owned the mineral rights to 410 million tons and leased the mineral rights to 44 million tons. With respect to the 44 million tons that are leased, the Partnership is granted mining rights in exchange for per ton royalty payments. The Partnership also incurs operating costs related to lease administration, maintenance, core drilling activities and timber expenses.

             General and administrative expenses relate to salaries, benefits and other personnel costs. In addition, Penn Virginia Corporation has historically charged its subsidiaries for certain corporate general and administrative expenses, including legal, accounting, treasury, information technology and other corporate services. In the future, the Partnership will reimburse our general partner and its affiliates for direct and indirect expenses they incur on the Partnerships behalf.

             Effective with the closing of an initial public offering on October 30, 2001, the ownership of the Partnership, held by subsidiaries of Penn Virginia Corporation was transferred to Penn Virginia Resource Partners, L.P. in exchange for the ownership interests (common and subordinated units) in Penn Virginia Resource Partners, L.P. The following discussion is based on the historical operating results of the combined financial statements of Penn Virginia Resource Partners, L.P. (successor) as if it had existed as a single entity separate from Penn Virginia during the periods presented. The combined financial statement presentation more clearly reflects our financial position and results of operations as a result of the most recent reorganization of entities under common control.

        Results of Operations

        Three Months Ended September 30, 2001 Compared With Three Months Ended September 30, 2000.

        The following table sets forth our revenues, operating expenses and operating statistics for the three months ended September 30, 2001 compared with the three months ended September 30, 2000.
Three Months Ended September 30,
	2001	2000
	(dollars in thousands except prices)
Revenues:
Coal royalties	$9,154	$5,936
Coal services	351	305
Timber	358	711
Other	111	794
Total revenues	9,974	7,746
Operating Costs and Expenses:

Operating expenses	716	751
Taxes other than income	131	149
General and administrative	1,338	1,205
Depreciation and depletion	845	495
Total operating costs and expenses	3,030	2,600
Operating Income	$6,944	$5,146
Operating Statistics:
Coal:
Royalty coal tons produced by lessees (in thousands)	4,131	3,059
Average gross royalties per ton	$2.22	$1.94
Timber:
Timber sales (Mbf)	1,905	1,939
Average timber sales price per Mbf	$154	$342

  Revenues. Our combined revenues for the three months ended September 30, 2001 were $10.0 million compared to $7.7 million for the three months ended September 30, 2000, an increase of 29%. Coal royalties for the three months ended September 30, 2001 were $9.2 million compared to $5.9 million for the three months ended September 30, 2000, an increase of 54%. Over these same periods, coal production increased by 35%, from 3.1 million tons to 4.1 millions tons. These increases were primarily due to:

    Production increased on the Wise property by 0.4 million tons and revenue increased $1.4 million. Those increases are primarily due to the commencement, since September 30, 2000, of operations on 6 new mines on the Wise property. These mines contributed 0.6 million tons of production and $1.7 million in revenues in the third quarter of 2001.
    Production increased on the Coal River property by 0.7 million tons and revenue increased by $1.8 million largely due to an acquisition in June 2001 coupled with one lessee beginning operations in late 1999 and reaching full production in the fourth quarter of 2000.

     Coal Services revenues increased to $0.4 million for the three months ended September 30, 2001 from $0.3 million for the comparable period of 2000. The increase was directly attributable to increased throughput fees from the Partnerships dock on the Coal River property.

     Timber revenues decreased to $0.4 million for the three months ended September 30, 2001 from $0.7 million for the three months ended September 30, 2000. The decrease is primarily attributable to a decrease in the average price received for the timber from $342 per Mbf for the three months ended September 30, 2000 to $154 per Mbf for the three months ended September 30, 2001. The decrease reflects overall market conditions as well as the sale of lower priced species and lower quality timber.

     Other revenues decreased from $0.8 million for the three months ended September 30, 2000 to $0.1 million for the same period in 2001. The decrease is directly related to gains on the sale of property and equipment in the third quarter of 2000.

     Operating Costs and Expenses. Our aggregate operating costs and expenses for the three months ended September 30, 2001 were $3.0 million compared with $2.6 million for the three months ended September 30, 2000, an increase of $0.4 million or 17%. The increase in operating costs and expenses primarily relates to an increase in depreciation and depletion.

      Operating expenses remained relatively constant at $0.7 million for the three months ended September 30, 2001 when compared to the three months ended September 30, 2000.

     Taxes other than income remained relatively constant at $0.1 million for the three months ended September 30, 2001 compared with a similar amount for the three months ended September 30, 2000.

     General and administrative expenses were $1.3 million for the three months ended September 30, 2001 compared to $1.2 million for the three months ended September 30, 2000, an increase of $0.1 million or 11%. Over these same periods, production increased 35%. As a result, general and administrative expenses decreased to $0.32 per ton for the three months ended September 30, 2001 from to $0.39 per ton for the three months ended September 30, 2000.

     Depreciation and depletion expense for the three months ended September 30, 2001 was $0.8 million compared with $0.5 million for the three months ended September 30, 2000, an increase of $0.3 million. Depreciation and depletion was $0.20 per ton for the three months ended September 30, 2001 compared with $0.16 per ton for the three months ended September 30, 2000. This increase primarily resulted from production increases on the Partnerships Coal River property, which has a higher cost basis due to recent acquisitions.

     Nine Months Ended September 30, 2001 Compared With Nine Months Ended September 30, 2000

     The following table sets forth our revenues, operating expenses and operating statistics for the nine months ended September 30, 2001 compared with the nine months ended September 30, 2000.

	2001	2000
(dollars in thousands except prices)
Revenues:
Nine Months Ended September 30,
Coal royalties	$24,415	$17,978
Coal services	1,367	1,113
Timber	1,116	2,051
Other	1,520	2,130
Operating Costs and Expenses:
Total revenues	28,418	23,272
Operating expenses	2,213	2,045
Taxes other than income	478	479
General and administrative	3,671	3,419
Depreciation and depletion	2,116	1,522
Total operating costs and expenses	8,478	7,465
Operating Income	$19,940	$5,146
Operating Statistics:
Coal:
Royalty coal tons produced by lessees (in thousands)	11,682	9,275
Average gross royalties per ton	$2.09	$1.94
Timber:
Timber sales (Mbf)	5,879	6,931
Average timber sales price per Mbf	$156	$276

       Revenues. Our combined revenues for the nine months ended September 30, 2001 were $28.4 million compared to $23.3 million for the nine months ended September 30, 2000, an increase of 22%. Coal royalties for the nine months ended September 30, 2001 were $24.4 million compared to $18.0 million for the nine months ended September 30, 2000, an increase of 36%. Over these same periods, coal production increased by 2.4 million tons, or 26%, from 9.3 million tons to 11.7 millions tons. These increases were primarily due to:

  Production increased on the Wise property by 1.5 million tons and revenue increased $4.1 million. Those increases are primarily due to the commencement, since September 30, 2000, of operations on 6 new mines on the Wise property. These mines contributed 1.3 million tons of production and $3.6 million in revenues for the nine months ended September 30, 2001. The remainder of the increase from the Wise property was principally due to higher spot market prices for coal in the region resulting from increased demand.
  Production increased on the Coal River property by 1.4 million tons largely due to an acquisition in June 2001 coupled with one lessee beginning operations in late 1999 and reaching full production in the fourth quarter of 2000. Coal royalty revenues from the Coal River property increased by $2.9 million.
  Production and revenue increases from the Wise property and Coal River property were partially offset by decreased production from the Spruce Laurel property and the Buchanan property totaling 0.4 million tons, which resulted in a decrease in revenue of $0.6 million . These decreases were primarily attributable to contract difficulties experienced by a lessee with one of its coal supply agreements.

     Coal Services revenues increased to $1.4 million for the nine months ended September 30, 2001 from $1.1 million for the comparable period of 2000, an increase of $0.3 million, or 23%. The increase primarily relates to increased throughput fees from the Partnerships dock on the Coal River property.

     Timber revenues decreased to $1.1 million for the nine months ended September 30, 2001 from $2.1 for the nine months ended September 30, 2000, a decrease of $0.9 million or 46%. The decrease is primarily attributable to a decrease in the average price received for the timber from $276 per Mbf for the nine months ended September 30, 2000 to $156 per Mbf for the nine months ended September 30, 2001. The decrease reflects overall market conditions as well as the sale of lower priced species and lower quality timber.

     Other revenues remained decreased to $1.5 million for the nine months ended September 30, 2001 from $2.1 million for the same period in 2000. The decrease is attributable to gains on the sale of property and equipment.

     Operating Costs and Expenses. Our aggregate operating costs and expenses costs and for the nine months ended September 30, 2001 were $8.5 million compared with $7.5 million for the nine months ended September 30, 2000, an increase of $1.0 million, or 14%. The increase in operating costs and expenses primarily relates to increases in operating expenses, general and administrative expenses, and depreciation and depletion.

     Operating expenses were $2.2 million for the nine months ended September 30, 2001 compared with $2.0 million for the nine months ended September 30, 2000, an increase of $0.2 million or 8%. The increase is primarily attributable to an increase in production by lessees on our subleased properties, including increased production on one lease with higher royalty rates payable by us to the mineral rights owner.

     Taxes other than income remained constant at $0.5 million for the nine months ended September 30, 2001 when compared to the nine months ended September 30, 2000.

     General and administrative expenses were $3.7 million for the nine months ended September 30, 2001 compared to $3.4 million for the nine months ended September 30, 2000, an increase of $0.3 million or 7%. Over these same periods, production increased 26%. As a result, general and administrative expenses decreased to $0.31 per ton for the nine months ended September 30, 2001 compared to $0.37 per ton for the nine months ended September 30, 2000.

     Depreciation and depletion expense for the nine months ended September 30, 2001 was $2.1 million compared with $1.5 million for the nine months ended September 30, 2000, an increase of $0.6 million or 39%. Depreciation and depletion, on a per ton basis, was $0.18 per ton for the nine months ended September 30, 2001 compared with $0.16 per ton for the nine months ended September 30, 2000. This increase primarily resulted from production increases on the Partnerships Coal River property, which has a higher cost basis due to recent acquisitions.

Liquidity and Capital Resources

     Historically, we have generally satisfied our working capital requirements and funded our capital expenditures with cash generated from operations and borrowings from affiliates. We believe that cash generated from operations and our borrowing capacity will be sufficient to meet our working capital requirements, anticipated capital expenditures and debt service obligations for at least the next several years. Our ability to satisfy our debt service obligations, to fund planned capital expenditures, to make acquisitions and to pay distributions to our unitholders will depend upon our future operating performance, which will be affected by prevailing economic conditions in the coal industry and financial, business and other factors, some of which are beyond our control.

Cash Flows from Operating Activities.

     Net cash provided by operations totaled $16.6 million and $12.6 million for the nine month periods ended September 30, 2001 and 2000, respectively. The overall increase in cash provided by operations was largely due to increased production by our lessees. Increased production over the prior year period is a direct result of acquisitions we have made and additional mine openings by our lessees.

Cash Flows from Investing Activities.

     Net cash used in investing activities was $54.4 million and $15.3 million for the nine months ended September 30, 2001 and 2000, respectively. The Partnership has historically advanced cash receipts from operations to Penn Virginia Corporation so that it could centrally manage cash funding requirements for its consolidated group. Such advances totaled $21.1 million and $15.9 million for the nine months ended September 30, 2001 and 2000, respectively. The other primary use of cash relates to capital expenditures. Capital expenditures for the nine month periods ended September 30, 2001 and 2000 were as follows:
	2001	2000
	(in thousands)
	Nine Months Ended September 30,
Acquisitions	$33,320	$-
Coal land management projects	350	549
Maintenance capital expenditures	49	118
Total capital expenditures	$33,719	$667

 In June 2001, the Partnership purchased mineral rights to approximately 53 million tons of coal reserves for $33 million. The acquisition consists of approximately 28,000 acres located in Boone, Kanawha and Lincoln Counties, West Virginia and is adjacent to our Coal River property.

Cash Flows from Financing Activities.

     Net cash provided by financing activities was $38.0 million and $2.3 million for the nine months ended September 30, 2001 and 2000, respectively. The Partnership has historically financed working capital requirements and capital expenditures with borrowings from an affiliate. Such borrowings totaled $38.1 million and $2.3 million for the nine months ended September 30, 2001 and 2000, respectively.

Description of Credit Facility

     In connection with the completion of its initial public offering of common units, the closing of this offering, the Partnership entered into a new three-year credit agreement with a syndicate of financial institutions led by PNC Bank, National Association, as their agent. The agreement consists of two facilities:
                      a revolving credit facility of $50.0 million; and
                      a term loan facility of up to $50.0 million.

     The revolving credit facility, effective October 30, 2001, is available for general partnership purposes, including working capital, capital expenditures and acquisitions, and includes a $5.0 million distribution sublimit that is available for working capital needs and distributions and a $2.0 million sublimit for the issuance of letters of credit. The Partnership borrowed $43.4 million under the term loan facility on October 30, 2001 and pledged $43.4 million of U.S. Treasury Notes to secure the term loan facility. The Partnerships obligations under the credit agreement are unsecured except that the term loan facility is initially secured with U.S. Treasury Notes. After any liquidation of the U.S. Treasury Notes for a permitted acquisition or permitted capital expenditures, the term loan will be unsecured to the extent of such liquidation.

     Indebtedness under the credit facility bears interest, at the Partnerships option, at either (i) the higher of the federal funds rate plus 50 basis points or the prime rate as announced by PNC bank, National Association or (ii) the Euro-dollar rate plus an applicable margin which ranges from 1.25% to 1.75% based on our ratio of consolidated indebtedness to consolidated EBITDA (as defined in the credit agreement) for the four most recently completed fiscal quarters. The portion of the term loan facility which is secured by U.S. Treasury Notes bears interest at the Euro-dollar rate plus a rate per annum of 50 basis points. The term loan facility and revolving credit facility mature in October 2004.

     The revolving credit facility requires that the Partnership maintain certain financial ratios and other restrictive covenants, including a prohibition on distributions if any default, as defined, in the revolving credit facility, exists or would result from the distribution. Management believes that Penn Virginia Resource Partners, L.P. is in compliance with all of these ratios and covenants.

Initial Public Offering by Penn Virginia Resources Partners, L.P.

     On October 30, 2001, Penn Virginia Resource Partners, L.P. completed its initial public offering of 7,475,000 common units at a price of $21.00 per unit. Total proceeds for the 7,475,000 units were $156,975,000 before offering costs and underwriters commissions. A summary of the proceeds received and use of proceeds is as follows:
Proceeds received
Sale of Common Units	$ 156,975,000
Borowing under term-loan facility	43,386,750
Total proceeds received	200,361,750
Use of proceeds:
Underwriters fee	10,988,250
Professional fees and other offering costs	3,221,000
Debt issuance costs	879,000
Repayment of debt and distributions to parent	141,886,750
Total use of proceeds	156,975,000
Net proceeds used to purchase U.S. Treasury Notes	$43,386,750

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of SFAS No. 133 on January 1, 2001 did not have a material impact on our financial position or results of operations. We currently do not use derivative instruments.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101, as amended, summarizes the SECs views in applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of SAB No. 101 on October 1, 2000 did not have a material effect on our financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. We are currently evaluating the effect of adopting Statement No. 143 on our financial statements and have not determined when we will adopt the standard.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risks to which we are exposed are interest rate risk and coal price risks. Debt we incur under our revolving credit facility will bear variable interest at either the applicable base rate or a rate based on LIBOR. Unless interest rates increase significantly in the future, our exposure to interest rate market risk should be minimal.

Forward-Looking Statements

     Statements included in this report which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto) are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Exchange Act of 1933, as amended. In addition, Penn Virginia Resource Partners, L.P. and its representatives may from time to time make other oral or written statements which are also forward-looking statements.

     Such forward-looking statements include, among other things, capital expenditures, acquisitions and dispositions, expected commencement dates of coal mining, projected quantities of future coal production by the Partnership's lessees producing coal form reserves leased from Penn Virginia Resource Partners, L.P., costs and expenditures as well as projected demand or supply for coal, which will affect sales levels, prices and royalties realized by Penn Virginia Resource Partners, L.P..

     These forward-looking statements are made based upon management's current plans, expectations, estimates, assumptions and beliefs concerning future events impacting Penn Virginia Resource Partners, L.P. and therefore involve a number of risks and uncertainties. Penn Virginia Resource Partners, L.P. cautions that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

     Important factors that could cause the actual results of operations or financial condition of Penn Virginia Resource Partners, L.P. to differ include, but are not limited to: the cost of finding new coal reserves; the ability to acquire new coal reserves on satisfactory terms; the price for which such reserves can be sold; the volatility of commodity prices for coal; the risks associated with having or not having price risk management programs; Penn Virginia Resource Partners, L.P.'s ability to lease new and existing coal reserves; the ability of Penn Virginia Resource Partners, L.P.'s lessees to produce sufficient quantities of coal on an economic basis from Penn Virginia Resource Partners, L.P.'s reserves; the ability of lessees to obtain favorable contracts for coal produced from Penn Virginia Resource Partners, L.P. reserves; competition among producers in the coal industry generally and in the Appalachian Basin in particular; the extent to which the amount and quality of actual production differs from estimated recoverable coal reserves; unanticipated geological problems; availability of required materials and equipment; the occurrence of unusual weather or operating conditions including force majeure or events; the failure of equipment or processes to operate in accordance with specifications or expectations; delays in anticipated start-up dates; environmental risks affecting, the mining of coal reserves; the timing of receipt of necessary governmental permits; labor relations and costs; accidents; changes in governmental regulation or enforcement practices, especially with respect to environmental, health and safety matters, including with respect to emissions levels applicable to coal-burning power generators; risks and uncertainties relating to general domestic and international economic (including inflation and interest rates) and political conditions; the experience and financial condition of lessees of coal reserves, joint venture partners and purchasers of reserves in transactions financed by Penn Virginia Resource Partners, L.P., including their ability to satisfy their royalty, environmental, reclamation and other obligations to Penn Virginia Resource Partners, L.P. and others; changes in financial market conditions; and other risk factors detailed in Penn Virginia Resource Partners, L.P.'s Securities and Exchange commission filings. Many of such factors are beyond Penn Virginia Resource Partners, L.P.'s ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements.

     While Penn Virginia Resource Partners, L.P. periodically reassesses material trends and uncertainties affecting Penn Virginia Resource Partners, L.P.'s results of operations and financial condition in connection with the preparation of Management's Discussion of Analysis of Results of Operations and Financial Condition and certain other sections contained in Penn Virginia Resource Partners, L.P.'s quarterly, annual, or other reports filed with the Securities Exchange Commission, Penn Virginia Resource Partners, L.P. does not intend to publicly review or update any particular forward-looking statement, whether as a result of new information, future events or otherwise.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

     No material litigation has been filed or is pending against Penn Virginia Resource Partners, L.P. during the quarter ended September 30, 2001.

Item 2. Changes in Securities and Use of Proceeds

     On October 24, 2001, Penn Virginia Resource Partners, L.P. registration statement relating to its initial public offering on Form S-1 (Registration No. 333-65442) filed with the Securities and Exchange Commission became effective. The managing underwriter was Lehman Brothers.

     The closing date of Penn Virginia Resource Partners, L.P. initial public offering was October 30, 2001 and on that date it sold 7,475,000 common units (including the underwriters over-allotment option on 975,000 common units) to the public at a price of $21.00 per unit, or $156,975,000. Underwriters commissions on this sale were $10,988,250. In addition, concurrent with the closing of the initial public offering, Penn Virginia Resource Partners, L.P. borrowed $43,386,750 under its term loan credit facility with PNC Bank, National Association and other lenders and incurred $879,000 of debt issuance costs.

     Net proceeds from the sale of common units, after underwriters commissions, were $145,986,750 and net proceeds from borrowings under the term loan credit facility with PNC Bank, National Association and other lenders were $43,386,750. The Partnership used $4,100,000 of the net proceeds to pay legal, accounting, debt issue costs and other professional service costs associated with the initial public offering. Another $141,886,750 of the net proceeds were used to pay off outstanding debt to the parent and a distribution to the parent. The remaining proceeds of $43,386,750 were used to purchase U.S. Treasury Notes by the Partnership.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits: None.
(b)  Reports on Form 8-K: None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 10, 2001	By:	/s/ Frank A. Pici
Frank A. Pici
Vice President and Chief Financial Officer