Form 10-K405
period 2001-12-31
PENN VIRGINIA RESOURCE PARTNERS L P
filed 2002-03-22
CIK 1144945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission file number: 1-16735

Penn Virginia Resource Partners, L.P.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	23-3087517
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

One Radnor Corporate Center, Suite 200
100 Matsonford Road
Radnor, Pennsylvania 19087
(610) 687-8900
(Address, Including Zip Code, and Telephone Number, including Area Code, of Registrant’s Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of exchange on which registered:
Common Units	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of 7,494,563 common units held by non-affiliates of the registrant at March 8, 2002 was $179,569,729, based on the closing price of $23.96 per share.

At March 8, 2002, 7,649,880 common units and 7,649,880 subordinated units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

Table of Contents

Part I

PART I

Item 1.     Business

General

Penn Virginia Resource Partners, L.P. (“the Partnership”) is a Delaware limited partnership formed by Penn Virginia Corporation (“Penn Virginia”) in July 2001 to engage in the business of managing coal properties in the Central Appalachian region of the United States. We enter into long-term leases with experienced, third-party mine operators for the right to mine our coal reserves in exchange for royalty payments. In 2001, our lessees produced 15.3 million tons of coal from our properties and paid us coal royalty revenues of $32.4 million. We currently lease our reserves under 41 leases to 21 different operators who mine coal at 49 mines. Our lessees are generally required to make payments to us based on the amount of coal they produce from our properties and the price at which they sell the coal, subject to fixed minimum royalty rates per ton. We do not operate any mines. In managing our properties, we actively work with our lessees to develop efficient methods to exploit our reserves and to maximize production from our properties. Additionally, we provide fee-based coal preparation and transportation facilities to some of our lessees to enhance their production levels and to generate additional coal services revenues.

As of December 31, 2001, our properties contained approximately 493 million tons of proven and probable coal reserves located on approximately 218,000 acres in Virginia, West Virginia and Kentucky. In June 2001, we acquired approximately 53 million tons of additional proven and probable coal reserves located on approximately 30,000 acres in West Virginia. Our coal reserves consist of bituminous coal and are predominantly high in energy content and low in sulfur.

We also earn revenues from the sale of standing timber on our properties. At December 31, 2001, we owned approximately 114,500 surface acres of timberland containing approximately 174 million board feet of inventory. The timber revenues we receive are dependent on harvest levels and the species and quality of timber harvested. Our harvest levels in any given year will depend upon a number of factors, including anticipated mining activity, timber maturation and market conditions. Any timber, which would otherwise be removed due to lessee mining operations, is harvested in advance to prevent loss of the resource. In 2001, we sold 8.7 million board feet of timber.

In 2001, approximately 91.0% of our revenues were attributable to our coal and land leasing operations, approximately 4.4% of our revenues were attributable to our coal services operations and approximately 4.6% of our revenues were attributable to our timber operations.

Business Strategy

Our principal business strategies are to:

•
Increase production from our properties.    We provide technical support and fee-based coal preparation and transportation facilities to our lessees to maximize production levels and ultimate reserve recovery on our properties. Our technical staff has considerable operational expertise and regularly reviews mining plans and consults with our lessees to develop efficient methods of exploiting our reserves. In addition, we initiate and fund exploration and infrastructure projects to enhance production and maximize reserve recovery. In April 1999, we completed a unit train loadout facility in Virginia that enables our lessees to reduce delivery costs to their customers. We believe this loadout facility was a major factor in the significant increase in our Virginia lessees’ production since the facility was completed. In addition, we construct modular coal preparation plants that we lease to lessees to facilitate increased production at their operations. At December 31, 2001, we had one such modular plant leased to one lessee.

•
Expand our reserves.    We actively pursue opportunities to expand our reserves through acquisition of additional coal reserves and exploration of existing properties. In June 2001, we completed a $33.1 million acquisition of over 53 million tons of high energy content, predominantly low sulfur coal reserves in West Virginia. When reviewing acquisition opportunities, we seek high energy content, low sulfur reserves with access to infrastructure and cost-effective transportation. We expect to continue to focus on acquisitions in Central Appalachia but will consider the acquisition of reserves outside Central Appalachia if the market and the quality of the reserves satisfy our acquisition criteria.

•
Diversify our lessee base and revenues.    At December 31, 2001, the Partnership leased its coal reserves under 41 leases to 21 different operators, who are mining coal at 34 underground mines and 15 surface mines. In addition to coal royalty revenue, we also generate coal services revenues from fees we charge our lessees who use our unit train loadout facility, modular coal preparation plant and dock loading facility. We intend to further diversify our lessee base and revenue sources to enhance the stability of our cash flow.

•
Increase timber inventory.    At December 31, 2001, we owned 114,500 surface acres of timberland containing approximately 174 million board feet of inventory. Our objective is to acquire additional timber resources in conjunction with our acquisition opportunities of coal and land assets. We expect to continue to expand our timber resources in the central Appalachian area of the United States.

Coal Leases

The Partnership earns coal royalty revenues under long-term leases that generally require our lessees to make payments to us based on the higher of a percentage of the gross sales price or a fixed price per ton of coal they sell, with pre-established minimum monthly or annual payments. A typical lease has a 5 to 10 year base term, with the lessee having an option to extend the lease for at least five years after the expiration of the base term.

Substantially all of our leases require the lessee to pay minimum royalties in monthly or annual installments, even if no mining activities are ongoing. These minimum royalties are credited, usually over a period of 24 months from the time of payment, against the production royalties owed to the Partnership once coal production commences.

Ownership by and Relationship with Penn Virginia Corporation

The Partnership, a Delaware limited partnership was formed by Penn Virginia Corporation (“Penn Virginia”) in July 2001 to own and operate substantially all of the assets and assume the liabilities relating to Penn Virginia’s coal business (the “Penn Virginia Coal Business”). Penn Virginia retained certain assets of the Penn Virginia Coal Business, including its rail car rental operations and a note receivable received in conjunction with the sale of a short-line railroad in 1999. The retained assets and related operations were excluded from the financial results of the Partnership (successor) and the Penn Virginia Coal Business (predecessor).

The Partnership completed its initial public offering (the “IPO”) of 7,475,000 common units at a price of $21.00 per unit on October 30, 2001. Total proceeds to Penn Virginia from the IPO were $156,975,000 before offering costs and underwriters commissions. In addition, concurrent with the closing of the IPO, the Partnership borrowed $43,386,750 under its term loan credit facility with PNC Bank, National Association and other lenders, incurring $779,000 of debt issuance costs. The term loan credit facility is secured by $43,386,750 million of U.S. Treasury notes.

One of the Partnership’s attributes is its relationship with Penn Virginia, a publicly held energy company based in Radnor, Pennsylvania. Penn Virginia has been engaged in the coal royalty business since 1882 and is also engaged in the exploration, development and production of oil and natural gas. Penn Virginia has a significant interest in our Partnership through its indirect ownership of a 50% limited partner interest and the ownership of the 2% general partner interest.

Penn Virginia has a history of successfully completing energy acquisitions. The Partnership expects to pursue acquisitions independently and to have the opportunity to participate jointly with Penn Virginia in reviewing potential acquisitions. These may include acquisitions of properties containing multiple natural resources, such as oil, natural gas, coal and timber. The Partnership will be entitled to retain all coal reserves and timber resources acquired in any such joint acquisition and expects to allocate the remaining purchased assets between the Partnership and Penn Virginia as appropriate after considering each entity’s characteristics and strategies. We expect that our ability to participate in potential acquisitions with, and our access to the experienced management team and industry contacts of, Penn Virginia will benefit us.

The partnership agreement provides that our general partner, which is an indirect wholly owned subsidiary of Penn Virginia, will be restricted from engaging in any business activities other than those incidental to its ownership of interests in us. Under an omnibus agreement we entered into with Penn Virginia and our general partner concurrently with the closing of our IPO, Penn Virginia agreed, and caused its controlled affiliates to agree, not to engage in the businesses of: (1) owning, mining, processing, marketing or transporting coal, (2) owning, acquiring or leasing coal reserves or (3) growing, harvesting or selling timber unless it first offers us the opportunity to acquire such businesses or assets and the board of directors of the general partner, with the concurrence of its conflicts committee, elects to cause us not to pursue such opportunity or acquisition. This restriction will not apply to the assets and businesses retained by Penn Virginia at the closing of the IPO. Under the omnibus agreement, Penn Virginia will be able to purchase any business which includes the purchase of coal reserves, timber and/or infrastructure relating to the production or transportation of coal if the majority value of such business is not derived from owning, mining, processing, marketing or transporting coal or growing, harvesting or selling timber. If Penn Virginia makes any such acquisition, it must offer us the opportunity to purchase the coal reserves, timber and/or related infrastructure following the acquisition.

Concurrently with the closing of the IPO, Penn Virginia also agreed to indemnify us a period of five years for certain preexisting tax and environmental liabilities of up to $10 million.

Partnership Structure and Management

Our operations are conducted through, and our operating assets are owned by, our subsidiaries. We own our subsidiaries through an operating company, Penn Virginia Operating Co., LLC (the “Operating Company”). At March 1, 2002, our Partnership structure is as follows:

•	Penn Virginia Resource GP, LLC, our general partner and an indirect wholly owned subsidiary of Penn Virginia, owns the 2% general partner interest in us;

•
Penn Virginia Resource LP Corp. and Kanawha Rail Corp., indirect wholly owned subsidiaries of Penn Virginia, own an aggregate of 155,494 common units and 7,649,880 subordinated units, representing an aggregate 50% limited partner interest in us;

•	we own 100% of the member interests in the Operating Company; and

•	the Operating Company owns 100% of the member interests in its subsidiaries: Loadout, LLC, K Rail, LLC and Wise, LLC.

Our general partner and its affiliates are entitled to distributions on the general partner interest and on any common units or subordinated units they hold. Additionally, our general partner is entitled to distributions, if any, on its incentive distribution rights. Our general partner has sole responsibility for conducting our business and for managing our operations. Our general partner will not receive any management fee or other compensation in connection with its management of our business but will be entitled to be reimbursed for all direct and indirect expenses incurred on our behalf. See also “Certain Relationships and Related Transactions.”

Cash Distributions

We intend to make minimum quarterly distributions of $0.50 per common unit to the extent we have sufficient cash from our operations after payment of fees and expenses. In general, we will pay any cash distributions we make each quarter in the following manner:

•
first, 98% to the common units and 2% to the general partner, until each common unit has received a minimum quarterly distribution of $0.50 plus any arrearages in the payment of the minimum quarterly distribution from prior quarters;

•	second, 98% to the subordinated units and 2% to the general partner, until each subordinated unit has received a minimum quarterly distribution of $0.50; and

•	third, 98% to all units, pro rata, and 2% to the general partner, until each unit has received a distribution of $0.55.

If cash distributions per unit exceed $0.55 in any quarter, our general partner will receive a higher percentage of the cash we distribute in excess of that amount in increasing percentages up to 50%. See “Incentive Distribution Rights.”

Incentive Distribution Rights

Incentive distribution rights represent the right to receive an increasing percentage of quarterly distributions of available cash from operating surplus after the minimum quarterly distribution and the target distribution levels have been achieved. Our general partner currently holds the incentive distribution rights, but may transfer these rights separately from its general partner interest to an affiliate of the holder (other than an individual) or to another entity as part of the merger or consolidation of such holder with or into such entity or the transfer of all or substantially all of its assets to another entity without the prior approval of the unitholders; provided that the transferee agrees to be bound by the provisions of our partnership agreement. Prior to September 30, 2011, other transfers of incentive distribution rights will require the affirmative vote of holders of a majority of the outstanding common units and subordinated units, voting as separate classes. On or after September 30, 2011, the incentive distribution rights will be freely transferable.

If for any quarter:

•	we have distributed available cash from operating surplus to the common and subordinated unitholders in an amount equal to the minimum quarterly distribution; and

•	we have distributed available cash from operating surplus on outstanding common units in an amount necessary to eliminate any cumulative arrearages in payment of the minimum quarterly distribution;

then, we will distribute any additional available cash from operating surplus for that quarter among the unitholders and the general partner in the following manner:

•	First, 98% to all unitholders, pro rata, and 2% to the general partner, until each unitholder has received a total of $0.55 per unit for that quarter (the “first target distribution”);

•	Second, 85% to all unitholders, and 15% to the general partner, until each unitholder has received a total of $0.65 per unit for that quarter (the “second target distribution”);

•	Third, 75% to all unitholders, and 25% to the general partner, until each unitholder has received a total of $0.75 per unit for that quarter (the “third target distribution”); and

•	Thereafter, 50% to all unitholders and 50% to the general partner.

In each case, the amount of the target distribution set forth above is exclusive of any distributions to common unitholders to eliminate any cumulative arrearages in payment of the minimum quarterly distribution on the common units.

Subordination Period

During the subordination period, the common units will have the right to receive the minimum quarterly distribution, plus arrearages, before we make any distributions on the subordinated units. The subordination period will end once we meet the financial tests in our partnership agreement, but it generally cannot end before September 30, 2006. When the subordination period ends, all remaining subordinated units will convert into common units on a one-for-one basis and the common units will no longer be entitled to arrearages.

Early conversion of subordinated units.    If we meet the financial tests in our partnership agreement for any quarter ending on or after September 30, 2004, 25% of the subordinated units will convert into common units. If we meet these tests for any quarter ending on or after September 30, 2005, an additional 25% of the subordinated units will convert into common units. The early conversion of the second 25% of the subordinated units may not occur until at least one year after the early conversion of the first 25% of subordinated units.

Limited call right.    If at any time persons other than our general partner and its affiliates do not own more than 20% of the outstanding common units, our general partner has the right, but not the obligation, to purchase all of the remaining common units at a price not less than the then current market price of the common units.

Certain Conflicts of Interest and Limits on Fiduciary Responsibilities

Our general partner, has a legal duty to manage us in a manner beneficial to our unitholders. This legal duty originates in state statutes and judicial decisions and is commonly referred to as a “fiduciary” duty. However, because our general partner is an indirect, wholly owned subsidiary of Penn Virginia, our general partner’s officers and directors also have fiduciary duties to manage our general partner’s business in a manner beneficial to shareholders of Penn Virginia. The officers and directors of our general partner have significant relationships with, and responsibilities to, Penn Virginia. As a result of this relationship, conflicts of interest may arise in the future between us and our unitholders, on the one hand, and our general partner and its affiliates, on the other hand.

Our partnership agreement limits the liability and reduces the fiduciary duties owed by our general partner to unitholders. Our partnership agreement also restricts the remedies available to unitholders for actions that might otherwise constitute breaches of our general partner’s fiduciary duty.

Rights of Our General Partner

At March 1, 2001, our general partner and its affiliates own 155,494 common units and 7,649,880 subordinated units, representing an approximate 50% limited partner interest in the Partnership. In addition, our general partner owns a 2% general partner interest in us. Through our general partner’s ability, as general partner, to manage and operate our business and our general partner’s and Penn Virginia Corporation’s affiliates ownership of all of the outstanding subordinated units, the general partner will control the management of our business.

Competition

The coal industry is intensely competitive primarily as a result of the existence of numerous producers. Our lessees compete with coal producers in various regions of the U.S. for domestic sales. The industry has undergone significant consolidation which has led to some of our lessees’ competitors having significantly larger financial and operating resources than our lessees do. Our lessees primarily compete with both large and small producers in Appalachia. Our lessees compete on the basis of coal price at the mine, coal quality (including sulfur content), transportation cost from the mine to the customer and the reliability of supply. Continued demand for our coal and the prices that our lessees obtain are also affected by demand for electricity, environmental and government regulations, technological developments and the availability and price of alternative fuel supplies, including nuclear, natural gas, oil and hydroelectric power. Demand for our low sulfur coal and the prices our lessees will be able to obtain for it will also be affected by the price and availability of high sulfur coal, which can be marketed in tandem with emissions allowances in order to meet federal Clean Air Act requirements.

Risks Inherent in Our Business

Our business involves several inherent risks. These risks include:

Business Related Risks

•	We may not have sufficient cash to enable us to pay the minimum quarterly distribution each quarter.

•	If our lessees do not manage their operations well, their production volumes and our coal royalty revenues could decrease.

•	Lessees could satisfy obligations to their customers with coal from properties other than ours, depriving us of the ability to receive amounts in excess of the minimum royalty payments.

•	Coal mining operations are subject to operational risks that could result in lower coal royalty revenues and also reduce reserve recovery.

•	A substantial or extended decline in coal prices could reduce our coal royalty revenues and the value of our coal reserves.

•
We depend on a limited number of primary operators for a significant portion of our coal royalty revenues, and the loss of or reduction in production from any of our major lessees could reduce our coal royalty revenues.

•	We may not be able to grow and our business will be adversely affected if we are unable to replace or increase our reserves through acquisitions.

Regulatory and Legal Risks

•  General Regulation.    Our lessees are obligated to conduct mining operations in compliance with all applicable federal, state and local laws and regulations. These laws and regulations include matters involving the discharge of materials into the environment, employee health and safety, mine permits and other licensing requirements, reclamation and restoration of mining properties after mining is completed, management of materials generated by mining operations, surface subsidence from underground mining, water pollution, legislatively mandated benefits for current and retired coal miners, air quality standards, protection of wetlands, plant and wildlife protection, limitations on land use, storage of petroleum products and substances which are regarded as hazardous under applicable laws and management of electrical equipment containing polychlorinated biphenyls, or PCBs. Because of extensive and comprehensive regulatory requirements, violations during mining operations are not unusual in the industry and, notwithstanding compliance efforts, we do not believe violations by our lessees can be eliminated completely. However, none of the violations to date, or the monetary penalties assessed, have been material to us, or to our knowledge, to our lessees. We do not currently expect that future compliance will have a material adverse effect on us.

While it is not possible to quantify the costs of compliance by our lessees with all applicable federal and state laws, those costs have been and are expected to continue to be significant. Capital expenditures for environmental matters have not been material to us or our lessees in recent years. The lessees post performance bonds pursuant to federal and state mining laws and regulations for the estimated costs of reclamation and mine closing, including the cost of treating mine water discharge when necessary. Although we do not accrue for such costs because its lessees are contractually liable for all costs relating to their mining operations, including the costs of reclamation and mine closure, we have, with respect to some of its smaller lessees, set up escrow funds for them to deposit anticipated reclamation costs or required performance bonds for these costs. Although the lessees typically accrue adequate amounts for these costs, their future operating results would be adversely affected if they later determined these accruals to be insufficient. Compliance with these laws has substantially increased the cost of coal mining for all domestic coal producers.

In addition, the utility industry, which is the most significant end-user of coal, is subject to extensive regulation regarding the environmental impact of its power generation activities which could affect demand for our lessees’ coal. The possibility exists that new legislation or regulations may be adopted which may have a significant impact on the mining operations of our lessees or their customers’ ability to use coal and may require us, our lessees or their customers to change operations significantly or incur substantial costs.

•  Clean Air Act.    The Clean Air Act affects the end-users of coal and could significantly affect the demand for our coal and reduce our coal royalty revenues. The Clean Air Act and corresponding state and local laws extensively regulate the amount of sulfur dioxide, particulate matter, nitrogen oxides and other compounds emitted from industrial boilers and power plants, including those that use our coal. These regulations together constitute a significant burden on coal customers and stricter regulation could further adversely impact the demand for and price of our coal, resulting in lower coal royalty revenues.

In July 1997 the U.S. Environmental Protection Agency adopted more stringent ambient air quality standards for particulate matter and ozone. Particulate matter includes small particles that are emitted during the combustion process. In a February 2001 decision, the U.S. Supreme Court largely upheld the EPA’s position, although it remanded the EPA’s ozone implementation policy for further consideration. Details regarding the new particulate standard itself are still subject to judicial challenge. These ozone restrictions will require electric power generators to further reduce nitrogen oxide emissions. Nitrogen oxides are naturally occurring byproducts of coal combustion that lead to the formation of ozone. Further reduction in the amount of particulate matter that may be emitted by power plants could also result in reduced coal consumption by electric power generators. Future regulations regarding ozone, particulate matter and other ambient air standards could restrict the market for coal and the development of new mines by our lessees. This in turn may result in decreased production by our lessees and a corresponding decrease in our coal royalty revenues.

The Clean Air Act also imposes standards on sources of hazardous air pollutants. These standards have not yet been extended to coal mining operations or by-products of coal combustion, but consideration is now being given to regulating certain hazardous air pollutant components that are found in coal combustion exhaust, including mercury. Like other environmental regulations, these standards and future standards could result in a decreased demand for coal.

•  Surface Mining Control and Reclamation Act of 1977.    The Surface Mining Control and Reclamation Act of 1977 (“SMCRA”) and similar state statutes impose on mine operators the responsibility of restoring the land to its original state or compensating the landowner for types of damages occurring as a result of mining operations, and require mine operators to post performance bonds to ensure compliance with any reclamation obligations. Regulatory authorities may attempt to assign the liabilities of the our lessees to us if any of our lessees are not financially capable of fulfilling those obligations. In conjunction with mining the property, our lessees are contractually obligated under the terms of their leases to comply with all laws, including SMCRA and equivalent state and local laws, which obligations include reclaiming and restoring the mined areas by grading, shaping and reseeding the soil. Upon completion of the mining, reclamation generally is completed by seeding with grasses or planting trees for use as pasture or timberland, as specified in the approved reclamation plan. To our knowledge, all of the Partnership’s lessees are in compliance in all material respects with applicable regulations relating to reclamation.

•  CERCLA.    We could become liable under federal and state Superfund and waste management statutes if our lessees are unable to pay environmental cleanup costs. The Comprehensive Environmental Response, Compensation and Liability Act, known as CERCLA or “Superfund,” and similar state laws create liabilities for the investigation and remediation of releases and threatened releases of hazardous substances to the environment and damages to natural resources. As a landowner, we are potentially subject to liability for these investigation and remediation obligations.

•  Mountaintop Removal Litigation.    On October 20, 1999, the United States District Court for the Southern District of West Virginia (“District Court”) issued an injunction against the West Virginia Division of Environmental Protection (“WVDEP”) prohibiting it from issuing permits for the construction of valley fills over both intermittent and perennial stream segments as part of mining operations. Virtually all mining operations (including those of our lessees) utilize valley fills to dispose of excess materials mined during coal production. On April 24, 2001, the Fourth Circuit Court of Appeals overruled the District Court, finding that the 11th amendment to the U.S. Constitution barred the suit against WVDEP in Federal Court. On July 13, 2001, the Fourth Circuit Court of appeals denied the plaintiffs’ petition for rehearing. In October 2001, the plaintiffs appealed the Fourth Circuit decision to the U.S. Supreme Court. On January 22, 2002, the U.S. Supreme Court refused to hear the appeal. Accordingly, challenges to WVDEP’s enforcement of its mining program cannot be maintained in federal court. However, challenges may be raised in state court against WVDEP or in federal court against the federal Office of Surface Mining (“OSM”), the agency that oversees state regulation of surface mining. If and to the extent state courts rule that the WVDEP is prohibited from issuing permits for the construction of valley fills or federal courts rule that OSM is compelled to impose such a prohibition on WVDEP, the mining operations of our lessees could be affected if legislation is not passed which limits the impact of such a ruling.

•  Mine Health and Safety Laws.    Stringent safety and health standards have been imposed by federal legislation since the adoption of the Mine Health and Safety Act of 1969. The Mine Health and Safety Act of 1969 resulted in increased operating costs and reduced productivity. The Mine Safety and Health Act of 1977, which significantly expanded the enforcement of health and safety standards of the Mine Health and Safety Act of 1969, imposes comprehensive safety and health standards on all mining operations. In addition, as part of the Mine Health and Safety Acts of 1969 and 1977, the Black Lung Acts require payments of benefits by all businesses conducting current mining operations to coal miners with black lung and to some survivors of a miner who dies from this disease. To our knowledge, our lessees have made all payments under the Black Lung Act, and are in compliance with all applicable mine health and safety laws.

•  Mining Permits and Approvals.    Numerous governmental permits or approvals are required for mining operations. In connection with obtaining these permits and approvals, our lessees may be required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed production of coal may have upon the environment. The requirements imposed by any of these authorities may be costly and time consuming and may delay commencement or continuation of mining operations. With the exception of certain permits held by our operating subsidiary Loadout LLC, our lessees hold all mining permits and approvals. The mining permits held by Loadout LLC only include permits acquired through our September 1999 acquisition. Those permits relate to mine properties that are no longer being mined, but instead are in various stages of reclamation. As part of the ongoing reclamation activities, we have created, and are continually maintaining, artificial wetlands, which filter and treat wastewater discharges from abandoned mines. The water exiting the wetlands is a permitted discharge under the Clean Water Act.

In order to obtain mining permits and approvals from state regulatory authorities, mine operators, including our lessees, must submit a reclamation plan for restoring, upon the completion of mining operations, the mined property to its prior condition, productive use or other permitted condition. Typically our lessees submit the necessary permit applications between 12 and 18 months before they plan to begin mining a new area. In our experience, permits generally are approved within 12 months after a completed application is submitted. In the past, our lessees have generally obtained their mining permits without significant delay. Our lessees have obtained or applied for permits to mine a majority of the reserves that are currently planned to be mined by our lessees over the next five years. Our lessees are in the planning phase for obtaining permits for the remaining reserves planned to be mined over the next five years. However, we cannot make any assurances that they will not experience difficulty in obtaining mining permits in the future.

•  Timber Regulations.    Our timber operations are subject to federal, state and local laws and regulations, including those related to the environment, protection of endangered species, foresting activities and health and safety. We believe we are managing our timberlands in substantial compliance with applicable federal and state regulations.

•  Legislation of Weight.    The West Virginia Legislature considered legislation during its last session that would have significantly increased the scope of powers available to enforce the current weight restrictions on trucks carrying coal. Although no legislation was approved to allow such an increase, the issue remains controversial in West Virginia and similar legislation could be proposed again. Were such legislation enacted into law in West Virginia or were the recent increase in enforcement of the existing weight restrictions to continue, our lessees’ costs of transportation would increase. An increase in costs to our lessees could have an adverse effect on our revenues and our lessees’ ability to increase production on our leased properties.

Employees and Labor Relations

We have no employees. To carry out our operations, our general partner and its affiliates employed 24 employees who directly supported our operations at December 31, 2001. The general partner considers it relations with its employees to be good. See “Certain Relationships and Related Transactions.”

Item 2.    Properties

Title to Leased Property

Of the 493 million tons of proven and probable coal reserves to which we had rights as of December 31, 2001, we owned the mineral rights and the majority of related surface rights to 450 million tons, or 91%, and we lease the remaining 43 million tons, or 9%, from unaffiliated third parties. In addition to the revenues we receive from our coal business, we also earn revenues from the sale of timber. At December 31, 2001, we owned 114,500 surface acres of timberland containing 174 million board feet of inventory.

Coal Reserves and Production

As of December 31, 2001, we had approximately 493 million tons of proven and probable coal reserves located on approximately 218,000 acres in Virginia, West Virginia and eastern Kentucky. Our reserves are located on four separate properties:

•	the Wise property, located in Wise and Lee Counties, Virginia and Letcher and Harlan Counties, Kentucky;

•	the Coal River property, located in Boone, Fayette, Kanawha, Lincoln and Raleigh Counties, West Virginia;

•	the Spruce Laurel property, located in Boone and Logan Counties, West Virginia; and

•	the Buchanan property, located in Buchanan County, Virginia.

Reserves are coal tons that can be economically extracted or produced at the time of determination considering legal, economic and technical limitations. All of the estimates of our reserves are classified as proven and probable reserves. Proven and probable reserves are defined as follows:

Proven Reserves—Proven reserves are reserves for which: (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling; and (b) the sites for inspection, sampling and measurement are spaced so closely, and the geologic character is so well defined, that the size, shape, depth and mineral content of reserves are well-established.

Probable Reserves—Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

In areas where geologic conditions indicate potential inconsistencies related to coal reserves, we perform additional drilling to ensure the continuity and mineability of the coal reserves. Consequently, sampling in those areas involves drill holes that are spaced closer together than those distances cited above.

The Partnership’s lessees mine coal using both underground and surface methods. Our lessees currently operate 15 surface mines and 34 underground mines. Approximately 63% of the coal produced from our properties in 2000 came from underground mines and 37% came from surface mines. Currently, our lessees use the continuous mining method in all of the underground mines located on our properties. However, longwall mining has been used extensively in the underground mines located on our properties in the past, and one of our lessees is currently preparing for a longwall installation on the Coal River property. In several of the underground mines, our lessees use two continuous miners, also known as a super section, to improve productivity and reduce unit costs. In addition, our lessees use auger and highwall miners in conjunction with surface mining to enhance production, improve reserve recovery and reduce unit costs.

Our lessees’ customers burn coal produced from our properties in power plants located in Virginia, Michigan, Ohio, Georgia, North Carolina, Pennsylvania, South Carolina, Tennessee, Florida and West Virginia. Coal produced from our properties is transported by rail, barge and truck, or a combination of these means of transportation. Coal from the Buchanan property and the Virginia portion of the Wise property is primarily shipped to electric utilities in the Southeast by the Norfolk Southern railroad. Coal from the Kentucky portion of the Wise property is primarily shipped to electric utilities in the Southeast by the CSX railroad. Coal from the Coal River and Spruce Laurel properties is shipped to steam and metallurgical customers by the CSX railroad, by barge along Kanawha River, by truck or by a combination thereof. All of our properties contain and have access to numerous roads and state or interstate highways.

The following table sets forth production data and reserve information with respect to each of our four properties:

	Production			Proven and Probable Reserves at December 31, 2001
	Year Ended December 31,
Property	2001	2000	1999	Underground	Surface	Total
	(tons in millions)
Wise	8.961	7.391	6.003	192.8	32.5	225.3
Coal River	4.043	2.289	0.395	143.5	68.8	212.3
Spruce Laurel	1.704	2.086	1.484	41.4	11.8	53.2
Buchanan	0.598	0.770	0.721	2.0	—	2.0

Total	15.306	12.536	8.603	379.7	113.1	492.8

The following table sets forth the coal reserves we own and lease with respect to each of our coal properties as of December 31, 2001:

Property	Owned	Leased	Total
	(tons in millions)
Wise	225.3	—	225.3
Coal River	172.0	40.3	212.3
Spruce Laurel	51.6	1.6	53.2
Buchanan	1.2	.8	2.0

Total	450.1	42.7	492.8

Our reserve estimates are prepared from geological data assembled and analyzed by our staff of geologists and engineers. These estimates are compiled using geological data taken from thousands of drill holes, adjacent mine workings, outcrop prospect openings and other sources. These estimates also take into account legal, qualitative technical and economic limitations that may keep coal from being mined. Reserve estimates will change from time to time due to mining activities, analysis of new engineering and geological data, acquisition or divestment of reserve holdings, modification of mining plans or mining methods and other factors. At December 31, 2001, our reserves were estimated internally by the General Partner’s engineers.

The Wise Property

The Wise property consists of 103,000 acres located in Wise and Lee Counties, Virginia, and Letcher and Harlan Counties, Kentucky. We own 66,000 acres in fee and own the mineral rights to an additional 37,000 acres. We first acquired rights to the majority of this property in 1882, and the first lease entered into with a lessee for a portion of this property was in 1902. As of December 31, 2001, this property included 225 million tons of coal reserves. As of December 31, 2001, we leased 81% of the Wise property reserves pursuant to 22 separate leases. Coal production from the Wise property is shipped to our lessees’ customers via truck, the Norfolk Southern railroad and the CSX railroad.

In April 1999, we completed construction of the Shober unit train loadout facility at a cost of approximately $5.2 million. This state-of-the-art unit train loadout facility is capable of loading 4,500 tons of coal per hour and can sample, blend and load coal into unit trains of up to 108 railcars within a four-hour period. This facility provides our lessees with a competitive advantage by lowering transportation costs. We currently lease this facility to a lessee, which loads its production as well as production from certain of our other lessees on the Wise property. In 2001, this facility loaded 2.6 million tons of coal and generated $1.2 million in coal services revenues.

The Coal River Property

The Coal River property consists of 83,000 acres located in Boone, Fayette, Kanawha, Lincoln and Raleigh Counties, West Virginia. We own 53,000 acres in fee, the mineral rights to 18,000 acres and lease 12,000 acres from third parties. We acquired rights to this property pursuant to four acquisitions between 1996 and 2001, and the first lease we entered into with a lessee for this property was in 1996. Our Coal River property includes 212 million tons of proven and probable coal reserves in West Virginia and related infrastructure and other assets, including a coal loading dock on the Kanawha River and a coal preparation plant. Included on our Coal River property are mineral rights to approximately 53 million tons of additional coal reserves located on 30,000 acres, which we acquired in June 2001.

As of December 31, 2001, we leased 87% of the Coal River property reserves pursuant to 13 leases. Production from the Coal River property was 4.0 million tons for the year ended December 31, 2001. Coal production from the Coal River property is shipped to our lessees’ customers via truck, barge and the CSX railroad.

The Spruce Laurel Property

The Spruce Laurel property consists of 12,000 acres located in Boone and Logan Counties, West Virginia. We own approximately 10,000 acres in fee and lease approximately 2,000 acres from third parties. We first acquired the rights to this property in 1963. As of December 31, 2001, the Spruce Laurel property included 53 million tons of proven and probable coal reserves. Production from the Spruce Laurel property was 1.7 million tons for the year ended December 31, 2001. Coal production from the Spruce Laurel property is shipped to our lessees’ customers via a belt line and the CSX railroad.

The Buchanan Property

The Buchanan property consists of 20,000 acres located in Buchanan County, Virginia. We own the mineral rights to 6,500 acres, and we lease the mineral rights to 13,400 acres from third parties. We first acquired the rights to this property in 1997. As of December 31, 2001, the Buchanan property included 2.0 million tons of coal reserves, all of which are low sulfur. Approximately half of the coal from this property is sold in the metallurgical market. Production from the Buchanan property was 0.6 million tons for the year ended December 31, 2001. Coal production from the Buchanan property is shipped to our lessees’ customers via the Norfolk Southern railroad and via truck.

Timber

The Partnership’s approximately 174 million board feet (“Mbf”) of timber inventory only includes timber that can be harvested and is greater than 12 inches in diameter. Our timberlands are located on our Wise, Spruce Laurel and Coal River properties and contain various hardwood species, including red oak, white oak, yellow poplar and black cherry. In 2001, we sold 8.7 Mbf of timber, which generated timber revenues of approximately $1.7 million. Timber is sold on a contract basis where independent contractors harvest and sell the timber and, from time to time, in a competitive bid process involving sales of standing timber on individual parcels. Timber revenues are recognized when the timber has been sold or harvested by the independent contractors. Title and risk of loss pass to the independent contractors upon the execution of the contract. In addition, if the contractors do not harvest the timber within the specified time period, the title of the timber reverts back to the Partnership with no refund of original payment.

Item 3.     Legal Proceedings

Legal Proceedings

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceedings. In addition, we are not aware of any legal or governmental proceedings against us, or contemplated to be brought against us, under the various environmental protection statutes to which we are subject. See “Item 1. Business—Risks Inherent in Our Business” above for a more detailed discussion of our material environmental obligations.

Item 4.     Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

Part II

Item 5.     Market for the Registrant’s Common Units and Related Unitholder Matters

Our common units are listed on the New York Stock Exchange under the symbol “PVR.” The high and low sales price ranges (composite transactions) from October 25, 2001 (the day our common units began trading), through March December 31, 2001, are set forth below.

	Common Unit Price Range		Cash Distributions Per Unit
	High	Low
2001:
Fourth Quarter	$25.80	$22.19	(1)

(1)	Cash distributions of $0.34 per unit for the period from October 31, 2001 to December 31, 2001 were declared on January 16, 2002 and paid on February 14, 2002.

We have also issued subordinated units, all of which are held by two affiliates of our general partner, for which there is no established public trading market.

We intend to make minimum quarterly distributions of $0.50 per common unit per quarter to the extent we have sufficient cash from our operations after payment of fees and expenses, including reimbursements to our general partner. We must distribute all of our cash on hand at the end of each quarter, less reserves established by our general partner. We refer to this cash as available cash, as defined in our partnership agreement. The amount of available cash may be greater than or less than the minimum quarterly distribution. In general, we intend to pay cash distributions each quarter in the following manner:

•
first, 98% to the common units and 2% to the general partner, until each common unit has received a minimum quarterly distribution of $0.50 plus any arrearages in the payment of the minimum quarterly distribution from prior quarters;

•	second, 98% to the subordinated units and 2% to the general partner, until each subordinated unit has received a minimum quarterly distribution of $0.50; and

•	third, 98% to all units, pro rata, and 2% to the general partner, until each unit has received a distribution of $0.55.

If cash distributions per unit exceed $0.55 in any quarter, our general partner will receive a higher percentage of the cash we distribute in excess of that amount in increasing percentages up to 50%.

There is no guarantee that we will pay the minimum quarterly distribution on the common units in any quarter, and we will be prohibited from making any distributions to unitholders if it would cause an event of default under our credit facility. See Item 7. —“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 6.     Selected Financial Data

On October 30, 2001, the Partnership completed the initial public offering whereby the Partnership became the successor to the business of the Penn Virginia Coal Business (predecessor). For the purposes of this selected financial data, the Partnership refers to the Penn Virginia Coal Business for the periods prior to October 30, 2001 and to Penn Virginia Resource Partners, L.P. for the periods subsequent to October 30, 2001. The financial data presents the results of operations and financial position of the Partnership as if it had existed as a single entity, separate from Penn Virginia, for the periods prior to October 30, 2001. The following selected historical financial information was derived from the audited combined financial statements of the Partnership as of December 31, 2001, 2000, 1999, 1998 and 1997 and for the five years ended December 31, 2001, 2000, 1999, 1998 and 1997. The selected financial data should be read in conjunction with the combined financial statements, including the notes thereto, and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands, except per unit data and operating data)
Income Statement Data:
Revenues:
Coal royalties	$32,365	$24,308	$17,836	$10,774	$11,418
Coal services	1,660	1,385	982	—	—
Timber	1,732	2,388	1,948	1,711	1,765
Minimum rentals	941	819	230	843	262
Other	815	1,289	354	1,240	508

Total revenues	37,513	30,189	21,350	14,568	13,953
Expenses:
Operating expenses	3,196	2,817	876	825	723
Taxes other than income	616	663	506	352	259
General and administrative	5,459	4,847	4,123	3,385	2,803
Depreciation and depletion	3,084	2,047	1,269	589	516

Total expenses	12,355	10,374	6,774	5,151	4,301

Income from operations	25,158	19,815	14,576	9,417	9,652
Other income (expense):
Interest expense	(7,272)	(7,670)	(3,980)	(379)	(157)
Interest income	4,904	4,685	2,728	3,701	3,701
Other income	—	12	61	432	15

Income before taxes	22,790	16,842	13,385	13,171	13,211
Income tax expense	6,691	5,287	4,116	4,355	4,402

Net income	$16,099	$11,555	$9,269	$8,816	$8,809

Balance Sheet Data:
Total assets	$162,638	$135,936	$110,026	$50,315	$45,772
Long-term debt-affiliate	—	104,333	89,957	42,196	4,230
Long-term debt secured by U.S. Treasury notes	43,387	—	—	—	—
Total liabilities	48,131	109,243	94,888	44,446	7,932
Partners’ Capital / Owner’s equity	114,507	26,693	15,138	5,869	37,840
Cash Flow Data:
Net cash flow provided by (used in):
Operating activities	$21,595	$16,508	$12,819	$10,609	$9,449
Investing activities	(95,718)	(28,010)	(58,101)	(7,017)	(8,507)
Financing activities	81,740	10,764	45,897	(3,773)	(2,132)
Other Data:
Production:
Royalty coal tons produced by lessees (in thousands)	15,306	12,536	8,603	5,278	5,422
Timber sales (Mbf)	8,741	8,545	9,020	7,981	7,933
Prices:
Average gross coal royalty per ton	$2.11	$1.94	$2.07	$2.04	$2.11
Average timber sales price per Mbf	168	257	206	198	172

Summarized Quarterly Financial Data:

	2001 Quarters Ended				2000 Quarters Ended
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
	(in thousands, except per unit data)
Revenues (a)	$9,547	$8,897	$9,974	$7,950	$8,321	$7,205	$7,746	$6,917
Operating income (a)	6,739	6,257	6,944	5,218	5,988	4,673	5,146	4,008
Net income (a)	$4,025	$3,657	$3,939	$4,478	$3,428	$2,683	$3,126	$2,318
Basic and diluted net income per limited partner unit (a):
Common				$0.24
Subordinated				$0.24
Weighted average number of units outstanding, basic and diluted (a):
Common				7,650
Subordinated				7,650

(a)
On October 30, 2001, the Partnership completed the initial public offering whereby the Partnership became the successor to the business of the Penn Virginia Coal Business (predecessor). For the purposes of this summarized quarterly financial data, the Partnership refers to the Penn Virginia Coal Business for the periods prior to October 30, 2001 and to Penn Virginia Resource Partners, L.P. for the periods subsequent to October 30, 2001. The financial data presents the results of operations and financial position of the Partnership as if it had existed as a single entity, separate from Penn Virginia, for the periods prior to October 30, 2001. The following historical financial information above was derived from the audited combined financial statements of the Partnership as of December 31, 2001 and for the two years ended December 31, 2001 and 2000. Consequently, the weighted average number of units outstanding and the related net income per limited partner unit amounts only represent the period from commencement of operations (October 31, 2001) through December 31, 2001. The summarized quarterly financial data should be read in conjunction with the combined financial statements, including the notes thereto, and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following review of the financial condition and results of operations of Penn Virginia Resource Partners, L.P. (the “Partnership”) should be read in conjunction with the Consolidated and Combined Financial Statements and Notes thereto.

Overview

Penn Virginia Resource Partners, L.P. is a Delaware limited partnership formed by Penn Virginia Corporation in 2001 to acquire the coal properties and related assets of Penn Virginia Corporation. Effective with the closing of an initial public offering, the ownership of the Partnership, held by subsidiaries of Penn Virginia was transferred to Penn Virginia Resource Partners, L.P. in exchange for the ownership interests (common and subordinated units) in Penn Virginia Resource Partners, L.P. The Partnership completed its initial public offering of 7,475,000 common units at a price of $21.00 per unit on October 30, 2001. Total proceeds for the 7,475,000 units were $156,975,000 before offering costs and underwriters commissions.

The Partnership leases coal properties to coal mine operators in exchange for royalty payments. We do not operate any mines. Instead, we enter into long-term leases with experienced, third party coal mine operators for the right to mine coal reserves on our properties in exchange for royalty payments. Our lessees make payments to us based on the higher of a percentage of the gross sales price or a fixed price per ton of coal they sell, with pre-established minimum monthly or annual payments. We also generate coal services revenues by providing fee-based coal preparation and transportation facilities to enhance the coal production of certain of our lessees. We also generate timber revenues by selling timber growing on our properties.

Our reserves are located on the following four properties:

•	the Wise property, located in Wise and Lee Counties, Virginia and Letcher and Harlan Counties, Kentucky;

•	the Coal River property, located in Boone, Fayette, Kanawha, Lincoln and Raleigh Counties, West Virginia;

•	the Spruce Laurel property, located in Boone and Logan Counties, West Virginia; and

•	the Buchanan property, located in Buchanan County, Virginia.

Our revenues and the profitability of our business are largely dependent on the production of coal from our reserves by our lessees. The coal royalty revenues we receive are affected by changes in coal prices and our lessees’ supply contracts and, to a lesser extent, by fluctuations in the spot market prices for coal. The prevailing price for coal depends on a number of factors, including demand, the price and availability of alternative fuels, overall economic conditions and governmental regulations.

In addition to our coal royalty revenues, we also generate coal services revenues from fees we charge to our lessees for the use of our coal preparation and transportation facilities. The majority of these fees have been generated by our unit train loadout facility, which was completed in April 1999 at a cost of $5.2 million. This facility accommodates 108 car unit trains that can be loaded in approximately four hours. Our lessees utilize the unit train loadout facility to reduce the delivery costs incurred by their customers.

We also earn revenues from the sale of standing timber on our properties. At December 31, 2001, we owned 114,500 surface acres of timberland containing 174 million board feet (MMbf) of inventory. The timber revenues we receive are dependent on market conditions, harvest levels and the species and quality of timber harvested. Our harvest levels in any given year will depend upon a number of factors, including anticipated mining activity, timber maturation and market conditions. Any timber, which would otherwise be removed due to lessee mining operations, is harvested in advance to prevent loss of the resource. In 2001, we sold 8.7 MMbf of timber.

We also derive revenues from minimum rental payments. Minimum rental payments are initially deferred and are recognized as minimum rental revenues when our lessees fail to meet specified production levels for certain predetermined periods. The recoupment period on almost all of our leases expires during the first quarter of each year. Accordingly, we typically recognize substantially all of our minimum rental revenues in the first quarter of the year.

Operating expenses that we incur in our coal business consist primarily of lease payments on property which we lease from third parties and sublease to our lessees. Our lease payment obligations vary based on the production from these properties. Of the 493 million tons of proven and probable coal reserves to which we had rights as of December 31, 2000, we owned the mineral rights to 450 million tons and leased the mineral rights to 43 million tons. With respect to the 43 million tons that we lease, we are granted mining rights in exchange for per ton royalty payments. We also incur costs related to lease administration and property maintenance as well as technical and support personnel. Operating expenses also include core drilling activities and timber expenses.

General and administrative expenses relate to salaries, benefits and other personnel costs. In addition, Penn Virginia Corporation, which controls our general partner, has historically charged its subsidiaries for certain corporate general and administrative expenses, including legal, accounting, treasury, information technology and other corporate services. We reimburse our general partner and its affiliates for direct and indirect expenses they incur on our behalf.

Critical Accounting Policies

Basis of Presentation.    The combined financial statements include the accounts of Penn Virginia Resource Partners, L.P. (successor) and the Penn Virginia Coal Business (predecessor). Intercompany balances and transactions within the Partnership have been eliminated. In the opinion of management, all adjustments have been reflected that are necessary for a fair presentation of the combined financial statements.

Property and Equipment.    Property and equipment is carried at cost and includes expenditures for additions and improvements, such as roads and land improvements, which substantially increase the productive lives of existing assets. Maintenance and repair costs are expensed as incurred. Depreciation and amortization of property and equipment is generally computed using the straight-line method over their estimated useful lives, varying from 3 years to 15 years. Coal properties are depleted on an area-by-area basis at a rate based upon the cost of the mineral properties and estimated proven and probable tonnage therein. From time to time, the Partnership carries out exploration and development activities at its coal properties in order to ascertain the quality and quantity of the coal. These exploration and development activities are expensed as incurred. When an asset is retired or sold, its cost and related accumulated depreciation and amortization are removed from the accounts. The difference between the undepreciated cost and proceeds from disposition is recorded as gain or loss.

Timber and timberlands are stated at cost less depletion and amortization for timber previously harvested. The cost of the timber harvested is determined based on the volume of timber harvested in relation to the amount of estimated net merchantable volume, utilizing a single composite pool. The Partnership estimates its timber inventory using statistical information and data obtained from physical measurements, site maps, photo-types and other information gathering techniques. These estimates are updated annually and may result in adjustments of timber volumes and depletion rates, which are recognized prospectively. Changes in these estimates have no effect on the Partnership’s cash flow.

Coal Royalties.    Coal royalty revenues are recognized on the basis of tons of coal sold by the Partnership’s lessees and the corresponding revenue from those sales. Most coal leases are based on minimum monthly or annual payments, a minimum dollar royalty per ton and/or a percentage of the gross sales price.

Coal Services.    Coal services revenues are recognized when lessees use the Partnership’s facilities for the processing and transportation of coal. Coal services revenues consist of fees collected from the Partnership’s lessees for the use of the Partnership’s loadout facility, coal preparation plant, dock loading facility and short-line railroad under operating lease agreements.

Timber Revenues.    Timber is sold on a contract basis where independent contractors harvest and sell the timber and, from time to time, in a competitive bid process involving sales of standing timber on individual parcels. Timber revenues are recognized when the timber has been sold or harvested by the independent contractors. Title and risk of loss pass to the independent contractors upon the execution of the contract. In addition, if the contractors do not harvest the timber within the specified time period, the title of the timber reverts back to the Partnership with no refund of original payment.

Results of Operations

Year Ended December 31, 2001 Compared With Year Ended December 31, 2000

The following table sets forth our revenues, operating expenses and operating statistics for the year ended December 31, 2001 compared with the year ended December 31, 2000.

	Year Ended December 31,		Percentage Change
	2001	2000
	(in thousands except prices)
Financial Highlights:
Revenues:
Coal royalties	$32,365	$24,308	33%
Coal services	1,660	1,385	20%
Timber	1,732	2,388	(27%)
Other	1,756	2,108	(17%)

Total revenues	37,513	30,189	24%

Operating Costs and Expenses:
Operating expenses	3,812	3,480	10%
General and administrative	5,459	4,847	13%
Depreciation and depletion	3,084	2,047	51%

Total operating costs and expenses	12,355	10,374	19%

Operating income	$25,158	$19,815	27%

Operating Statistics:
Coal:
Royalty coal tons produced by lessees (tons in thousands)	15,306	12,536	22%
Average gross royalties per ton	$2.11	$1.94	8%
Timber:
Timber sales (Mbf)	8,741	8,545	2%
Average timber sales price per Mbf	$168	$257	(34%)

Revenues.    Our combined revenues for the year ended December 31, 2001 were $37.5 million compared to $30.2 million for the year ended December 31, 2000, an increase of $7.3 million, or 24%. Coal royalty revenues for the year ended December 31, 2001 were $32.4 million compared to $24.3 million for the year ended December 31, 2000, an increase of $8.1 million, or 33%. Over these same periods, production increased by 2.8 million tons, or 22%, from 12.5 million tons to 15.3 millions tons. These increases were primarily due to the following factors:

•
Production increased on the Wise property by 1.6 million tons, which resulted in an increase in revenue of $4.8 million. Those increases were due to the commencement, since December 31, 2000, of operations on five new mines on the Wise property. These mines contributed 986,000 tons of production and $3.0 million in revenues in 2001. The remainder of the increase from the Wise property was principally due to higher overall production for coal in the region resulting from increased demand.

•
Production increased on the Coal River property by 1.8 million tons, which resulted in an increase in revenue of $4.0 million. One lessee invested significant capital in its mining project and increased production by 1.0 million tons, or $2.4 million, and the remainder of the increase is largely due to an acquisition of reserves with current mining operations in June 2001.

•
Production decreased on the Spruce Laurel property by 0.4 million tons, which resulted in a decrease in revenue of $0.5 million. These decreases were attributable to contract difficulties experienced by one of our lessees with one of its coal supply agreements.

In addition, production from the Buchanan property slightly decreased by 0.2 million tons, which resulted in a $0.3 million decrease in revenue.

Coal services revenue increased to $1.7 million for the year ended December 31, 2001 from $1.4 million in 2000, an increase of $0.3 million or 20%. The increase is a direct result of the addition of a small preparation plant put into service during the year and additional usage of our existing coal service facilities by our lessees.

Timber revenues decreased to $1.7 million for the year ended December 31, 2001 from $2.4 million for the year ended December 31, 2001, a decrease of $0.7 million, or 27%. The decrease is primarily attributable to a decrease in the average price received for the timber from $257 per Mbf for the year ended December 31, 2000 to $168 per Mbf for the year ended December 31, 2001. That decrease reflects overall market conditions as well as the sale of lower priced species and lower quality timber required to be cut in advance of mining.

Other revenues were $1.8 million for the year ended December 31, 2001 compared to $2.1 million for the year ended December 31, 2000, an decrease of $0.3 million, or 17%. The decrease was primarily due to gains from the sale of property and equipment in 2000, offset by the recognition of minimum rental payments received from our lessees which are no longer recoupable by the lessee.

Operating Costs and Expenses.    Our aggregate operating costs and expenses for the year ended December 31, 2001 were $12.4 million compared with $10.4 million for the year ended December 31, 2000, an increase of $2.0 million, or 19%. The increase in operating costs and expenses relates to increase in operating expenses, general and administrative expenses and depreciation and depletion.

Operating expenses were $3.8 million for the year ended December 31, 2001 compared with $3.5 million for the year ended December 31, 2000, an increase of $0.3 million, or 10%. This variance is primarily due to an increase in production by lessees on our subleased properties. Aggregate production from subleased properties increased from 2.1 million tons for the year ended December 31, 2000 to 2.3 million tons for the year ended December 31, 2001, an increase of 0.2 million tons, or 10%.

General and administrative expenses increased to $5.5 million for the year ended December 31, 2001 compared to $4.8 million for the year ended December 31, 2000. This increase was primarily due to ongoing fees associated with partnership tax preparation and various other expenses associated with being a public entity. Over these same periods, production increased 22%. As a result, general and administrative expenses decreased on a per ton basis to $0.36 for the year ended December 31, 2001 compared to $0.39 for the year ended December 31, 2000.

Depreciation and depletion expense for the year ended December 31, 2001 was $3.1 million compared with $2.0 million for the year ended December 31, 2000, an increase of $1.1 million, or 51%. This increase primarily resulted from coal production increases of 22%, higher cost coal properties being depleted and depreciation related to equipment additions in the coal services segment. Depreciation and depletion expense increased, on a per ton basis, to $0.20 per ton for the year ended December 31, 2001 from $0.16 for the year ended December 31, 2000. The $0.04 increase on a per ton basis results from an acquisition related increase of production from the Partnership’s Coal River property, which has a significantly higher cost basis coupled with a significant revision of coal reserves. The remainder of the increase is attributable to additional equipment being added in the coal services segment.

Interest Expense.    Interest expense was $7.3 million for the year ended December 31, 2001 compared with $7.7 million for the same period in 2000, a decrease of $0.4 million, or 5%. The decrease is due to the Partnership’s repayment of affiliated long-term borrowings in conjunction with the October 2001 initial public offering. The Partnership historically financed its working capital requirements and capital expenditures with borrowings from an affiliate.

Interest Income.    Interest income was $4.9 million for the year ended December 31, 2001 compared with $4.7 million for the six months ended December 31, 2000, an increase of $0.2 million, or 4%. The increase is primarily due to an increase in the amount of long-term receivable from an affiliate for the period from January 1, 2001 through the closing of the initial public offering in October 2001. The Partnership historically advanced cash receipts from its operations to the parent company so that it could centrally manage cash funding requirements for its consolidated group. In conjunction with the closing of the initial public offering, the long-term receivable from affiliate was forgiven.

Income Taxes.    Our income tax expense was $6.7 million (effective tax rate of 29%) for the year ended December 31, 2001 was based on pretax income of $22.8 million as compared with $5.3 million (effective tax rate of 32%) for the year ended December 31, 2000 based on pretax income of $16.8 million. The $1.4 million increase was primarily due to the increase in pretax income prior to the formation of the Partnership. Subsequent to the initial formation of the Partnership, no provision for income taxes related to the operations of the Partnership is included in the consolidated and combined financial statements because, as a Partnership, it is not subject to federal or state income taxes and the tax effect of its activities accrues to the unitholders.

Net Income.    Our net income was $11.6 million for the year ended December 31, 2001 as compared to $9.3 million for the year ended December 31, 2000, an increase of $2.3 million, or 25%. This increase primarily resulted from the increased production achieved by our lessees and our increased revenues over that period, offset by increases in operating costs and expenses.

Year Ended December 31, 2000 Compared With Year Ended December 31, 1999

The following table sets forth our revenues, operating expenses and operating statistics for the year ended December 31, 2000 compared with the year ended December 31, 1999.

	Year Ended December 31,		Percentage Change
	2000	1999
	(in thousands except prices)
Financial Highlights:
Revenues:
Coal royalties	$24,308	$17,836	36%
Coal services	1,385	982	41%
Timber	2,388	1,948	23%
Other	2,108	584	261%

Total revenues	30,189	21,350	41%

Operating Costs and Expenses:
Operating expenses	3,480	1,382	152%
General and administrative	4,847	4,123	18%
Depreciation and depletion	2,047	1,269	61%

Total operating costs and expenses	10,374	6,774	53%

Operating income	$19,815	$14,576	36%

Operating Statistics:
Coal:
Royalty coal tons produced by lessees (tons in thousands)	12,536	8,603	46%
Average gross royalties per ton	$1.94	$2.07	(6%)
Timber:
Timber sales (Mbf)	8,545	9,020	(5%)
Average timber sales price per Mbf	$257	$206	25%

Revenues.    Our combined revenues for the year ended December 31, 2000 were $30.2 million compared to $21.4 million for the year ended December 31, 1999, an increase of $8.8 million, or 41%. Coal royalty revenues for the year ended December 31, 2000 were $24.3 million compared to $17.8 million for the year ended December 31, 1999, an increase of $6.5 million, or 36%. Average gross royalties per ton decreased from $2.07 in 1999 to $1.94 in 2000 principally as a result of the effect of including the lower royalty rate attributable to the reserves we acquired in September 1999 for a full year. Over these same periods, production increased by 3.9 million tons, or 46%, from 8.6 million tons to 12.5 millions tons. The increases in production and coal royalties were primarily due to the following factors:

•
Production increased on the Wise property by 1.4 million tons, which resulted in an increase in revenue of $2.3 million. This production increase was due to the first full year of operation of our unit train loadout facility, which was originally placed in service in April 1999, infrastructure additions by two lessees and existing lessees commencing operations on five new mines.

•
Production increased on the Coal River property by 1.9 million tons, which resulted in an increase in revenue of $3.2 million. These increases reflect the first full year of production from that property following its acquisition in September 1999 and, to a lesser degree, the commencement of operations from a new mine in the fourth quarter of 1999.

•
Production increased on the Spruce Laurel property by 0.6 million tons, which resulted in an increase in revenue of $0.9 million. These increases reflect the commencement of operations from a new mine during the first quarter of 2000.

Coal services revenue increased to $1.4 million for the year ended December 31, 2000 from $1.0 million in 1999, an increase of $0.4 million or 41%. The increase resulted from the first full year of operations for our unit train loadout facility in 2000 as compared to nine months of operations for 1999

Timber revenues increased to $2.4 million for the year ended December 31, 2000 from $1.9 million for the year ended December 31, 1999, an increase of $0.4 million, or 23%. The increase was largely attributable to an increase in the average price received for the timber from $206 per Mbf for the year ended December 31, 1999 to $257 per Mbf for the year ended December 31, 2000. The increase in average price received resulted from harvesting higher quality hardwoods during 2000.

Other revenues increased to $2.1 million for the year ended December 31, 2000 compared to $0.6 million for the year ended December 31, 1999, an increase of $1.5 million, or 261%. That increase was due to gain on the sale of property and equipment and an increase in minimum rental payments recognized during the first quarter of 2000.

Operating Costs and Expenses.    Our aggregate operating costs and expenses for the year ended December 31, 2000 were $10.4 million compared with $6.8 million for the year ended December 31, 1999, an increase of $3.6 million, or 53%.

Operating expenses were $3.4 million for the year ended December 31, 2000 compared with $1.4 million for the year ended December 31, 1999, an increase of $2.0 million, or 152%. This increase was due to our September 1999 acquisition of the Coal River property, which resulted in an increase in production by lessees on subleased properties, continuing property maintenance and additional property taxes. Production on subleased properties increased to 2.1 million tons in the year ended December 31, 2000 from 0.5 million tons in the year ended December 31, 1999.

General and administrative expenses were $4.8 million for the year ended December 31, 2000 compared to $4.1 million for the year ended December 31, 1999, an increase of $0.7 million, or 18%. Over these same periods, production increased 46% primarily due to acquisitions, the first full year of operation of our unit train loadout facility and the commencement of operations from new mines. As a result, general and administrative expenses decreased on a per ton basis to $0.39 for the year ended December 31, 2000 compared to $0.48 for the year ended December 31, 1999.

Depreciation and depletion expense for the year ended December 31, 2000 was $2.0 million compared to $1.3 million for the year ended December 31, 1999, an increase of $0.7 million, or 61%. This increase resulted from the first full year of ownership of the properties and facilities included in our September 1999 acquisition. Depreciation and depletion expense increased slightly, on a per ton basis, to $0.16 per ton for the year ended December 31, 2000 from $0.15 for the year ended December 31, 1999.

Interest Expense.    Interest expense was $7.7 million for the year ended December 31, 2000 compared with $4.0 million for the year ended December 31, 1999, an increase of $3.7 million, or 93%. The increase was due to an increase in the amount of long-term debt payable to affiliated companies for the year ended December 31, 2000. Affiliated long-term debt increased from $90.0 million at December 31, 1999 to $104.3 million at December 31, 2000 as a result of advances from an affiliate of Penn Virginia Corporation to the Penn Virginia Coal Business to fund working capital needs and for general corporate purposes.

Interest Income.    Interest income was $4.7 million for the year ended December 31, 2000 compared with $2.7 million for the year ended December 31, 1999, an increase of $2.0 million, or 72%. The increase was due to an increase in the amount of long-term receivables from an affiliate for the year ended December 31, 2000. Affiliated long-term receivables increased from $27.3 million at December 31, 1999 to $56.1 million at December 31, 2000 resulting from cash payments by the Penn Virginia Coal Business to Penn Virginia Corporation in accordance with Penn Virginia Corporation’s centralized cash management strategy.

Income Taxes.    Our income tax expense was $5.3 million (31% effective tax rate) for the year ended December 31, 2000 based on pretax income of $16.8 million as compared with $4.1 million (31% effective tax rate) for the year ended December 31,

1999 based on pretax income of $13.4 million for that earlier period. The $1.2 million increase was primarily due to higher pretax income.

Net Income.    Our net income was $11.6 million for the year ended December 31, 2000 as compared to $9.3 million for the year ended December 31, 1999, an increase of $2.3 million, or 25%. This increase primarily resulted from increased production achieved by our lessees and our increased revenues in 2000.

Liquidity and Capital Resources

Prior to the closing of the initial public offering in October 2001, the Partnership satisfied its working capital requirements and funded its capital expenditures with cash generated from operations and affiliated borrowings. Henceforth, we believe that cash generated from operations and our borrowing capacity will be sufficient to meet our working capital requirements, anticipated capital expenditures and scheduled debt payments for at least the next several years. Our ability to satisfy our debt service obligations, fund planned capital expenditures, make acquisitions and pay distributions to our unitholders will depend upon our future operating performance, which will be affected by prevailing economic conditions in the coal industry and financial, business and other factors, some of which are beyond our control.

In January and February 2002, two of our lessees, Pen Holdings, Inc. (“Pen Holdings”) and AEI Resources, Inc. (“AEI”), filed for bankruptcy protection under Chapter 11 of the U. S. Bankruptcy Code. AEI paid us $1.2 million of minimum rentals and royalties during 2001. Pen Holdings paid us $1.2 million of minimum rentals and royalties between May 30, 2001, the effective date of the Pen Holdings lease, and December 31, 2001. AEI has continued to make minimum rental payments due under its leases since its bankruptcy filing, amounting to $145,000 per month in the aggregate. However, on March 4, 2002, Pen Holdings idled operations on its leased property and has not paid any amounts due under its lease during 2002. Pen Holdings has also notified us that two of its customers have breached their respective contracts to purchase coal from Pen Holdings. As a result, Pen Holdings is asserting that it is excused from payments due under its lease for, at most, a four-month period commencing March 25, 2002 on account of force majeure. Minimum rentals under the Pen Holdings lease are $200,000 per month. We are continuously evaluating our business alternatives with respect to the AEI and Pen Coal leases and are aggressively pursuing our legal remedies in connection with Pen Holding’s failure to pay amounts due under its lease. Although we believe that we will collect the amounts past due under the Pen Holdings lease during 2002, and that AEI will continue to make payments due under its leases with us, we cannot be certain as to the timing or actual amount of revenues we will receive under any of these leases. A reduction in 2002 revenues from AEI and Pen Holdings will cause a reduction in cash available for distribution to our unitholders in 2002. In that event, however, we believe we would still be able to pay minimum quarterly distributions on all common and subordinated units in 2002.

Cash Flows.    Net cash provided by operations was $21.6 million in 2001, $16.5 million in 2000 and $12.8 million in 1999. The overall increase in cash provided by operations was largely due to increased production by our lessees. Increased production over the periods was a direct result of acquisitions, additional mine openings and the addition of our unit train loadout facility.

Net cash used in investing activities was $95.7 million in 2001, $28.0 million in 2000 and $58.1 million in 1999. The increase in cash used for the year ended December 31, 2001 was primarily due to the purchase of $43.4 million in restricted U.S. Treasury notes used to secure our term loan, a $33 million acquisition of coal reserves in June 2001 and $19.2 million of advances to affiliate prior to the closing of the initial public offering. The higher level of net cash used in 1999 investing activities primarily reflects the completion of the unit train loadout facility, a $30.0 million acquisition in September 1999 and advances made to affiliates.

Net cash provided by financing activities was $81.7 million in 2001, $10.8 million in 2000 and $45.9 million in 1999. Financing activities include $143.7 million of net proceeds received from the initial public offering, $141.9 million used to pay borrowings due affiliate and proceeds from borrowings of $43.4 million used to purchase restricted U.S. Treasury notes. Prior to October 2001, financing activities primarily represent borrowings from affiliated companies to fund acquisitions, for working capital needs and for general corporate purposes.

In January 2002, the Partnership declared a distribution of $0.34 per unit to unitholders of record on January 31, 2002. The distribution represented the pro rata MQD from October 30, 2001, the closing date of the initial public offering, through December 31, 2001.

Capital Expenditures.    Capital expenditures were $33.7 million in 2001, $0.5 million in 2000 and $31.9 million in 1999. For each of these periods, we funded our acquisitions through advances from affiliates and we funded other capital expenditures through cash generated from operations.

In June 2001, we purchased mineral rights to approximately 53 million tons of high quality coal reserves for $33 million in cash. The acquisition consists of approximately 28,000 acres located in Boone, Kanawha and Lincoln Counties, West Virginia and is now a component of our Coal River property. Approximately 31% of the reserves are compliance coal and approximately 51% of the reserves are low sulfur coal, including compliance coal.

In April 1999, we completed the $5.2 million unit train loadout facility in Virginia. This facility accommodates 108 rail car unit trains that can be loaded in approximately four hours, thus generating substantial savings for our lessees. The loadout facility is utilized by our lessees and provides them with a competitive advantage by reducing delivery costs to their principal customers. Additionally, loading fees for the use of the unit train loadout facility and coal royalty revenues on increased production have increased the cash flow we receive.

In September 1999, we completed an acquisition of over 121 million tons of proven and probable coal reserves as well as timber assets, a short line railroad and a coal loading dock on the Kanawha River in West Virginia. This $30.0 million acquisition complemented our existing Coal River property located on the inland river system in West Virginia.

We currently anticipate making total capital expenditures of approximately $0.6—$0.7 million during 2001, excluding acquisitions, primarily related to our coal services operations. We currently expect that our average annual maintenance capital expenditures will be less than $0.3 million.

Description of Credit Agreement.    In connection with the closing of initial public offering in October 2001, we entered into a new three-year credit agreement with a syndicate of financial institutions led by PNC Bank, National Association, as their agent. The credit agreement consists of two facilities:

•	a revolving credit facility of $50.0 million; and

•	a term loan facility of up to $50.0 million.

The revolving credit facility is available for general partnership purposes, including working capital, capital expenditures and acquisitions, and includes a $5.0 million distribution sublimit that is available for working capital needs and distributions and a $2.0 million sublimit for the issuance of letters of credit. We borrowed $43.4 million under the term loan facility at closing and purchased and pledged $43.4 million of U.S. Treasury notes, which secure the term loan facility. These U.S. Treasury Notes may be liquidated, subject to limited re-investment rights, for the purpose of funding permitted acquisitions and permitted capital expenditures.

Any obligations under the credit agreement are unsecured except that the term loan facility is secured with the U.S. Treasury notes. After any liquidation of the U.S. Treasury notes for a permitted acquisition or permitted capital expenditures, the term loan will be unsecured to the extent of such liquidation. Indebtedness under the credit agreement will rank equally with all our outstanding unsecured and unsubordinated debt (except that the term loan facility will have a priority claim to the U.S. Treasury notes pledged to secure it for so long as such U.S. Treasury notes have not been liquidated for a permitted acquisition or permitted capital expenditure) and is non-recourse to Penn Virginia Corporation.

We may prepay all loans at any time without penalty. We are required to reduce all working capital borrowings under the working capital sublimit under the revolving credit facility to zero for a period of at least 15 consecutive days once each calendar year.

Indebtedness under the revolving credit facility will bear interest, at our option, at either (i) the higher of the federal funds rate plus 0.50% or the prime rate as announced by PNC Bank, National Association or (ii) the Euro-dollar rate plus an applicable margin which ranges from 1.25% to 1.75% based on our ratio of consolidated indebtedness to consolidated EBITDA (as defined in the credit agreement) for the four most recently completed fiscal quarters. We will incur a commitment fee on the unused portion of the revolving credit facility at a rate per annum ranging from 0.40% to 0.50% based upon the ratio of our consolidated indebtedness to consolidated EBITDA for the four most recently completed fiscal quarters. The portion of the term loan facility, which is secured by U.S. Treasury notes, will bear interest at the Eurodollar rate plus a rate per annum of 0.50%. Any portion which is not secured by U.S. Treasury notes will bear interest, at our option, at the rates applicable to the revolving credit facility. The term loan facility and revolving credit facility mature in October 2004. At that time, both facilities will terminate and all outstanding amounts thereunder will be due and payable.

The credit agreement prohibits us from making distributions to unitholders and distributions in excess of available cash if any potential default or event of default, as defined in the credit agreement, occurs or would result from the distribution. In addition, the credit agreement contains various covenants that limit, among other things, our ability to:

•	incur indebtedness;

•	grant liens;

•	make certain loans, acquisitions and investments;

•	make any material change to the nature of our business;

•	acquire another company; or

•	enter into a merger or sale of assets, including the sale or transfer of interests in our subsidiaries.

The credit agreement also contains covenants requiring us to maintain:

•	a ratio of not more than 2.50:1.00 of total debt to consolidated EBITDA; and

•	a ratio of not less than 4.00:1.00 of consolidated EBITDA to fixed charges.

Contractual Obligations

The Partnership’s contractual cash obligations as of December 31, 2001 are as follows:

	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	Thereafter
	(in thousands)
Contractual Obligations:
Revolving credit facility	$—	$—	$—	$—	$—
Term loan secured by U.S. Treasury notes	43,387	—	43,387	—	—
Rental commitments (1)	1,650	330	660	660	—

Total contractual cash obligations (2)	$45,037	$330	$44,047	$660	$—

(1)
The Partnership’s rental commitments primarily relate to reserve-based properties which are, or are intended to be, subleased by the Partnership to third parties. The obligation expires when the property has been mined to exhaustion or the lease has been canceled. The timing of mining by third party operators is difficult to estimate due to numerous factors—see Item 1 “Business—Risk Factors.” We believe the obligation after five years cannot be reasonably estimated; however, the Partnership, based on current knowledge, will incur $0.3 million in rental commitments in perpetuity until the reserves have been exhausted.

(2)
The total contractual cash obligations does not include general partner reimbursement. The general partner of the Partnership is entitled to receive reimbursement of direct and indirect expenses incurred on our behalf until the Partnership has been dissolved.

Environmental

The operations of our lessees are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. The terms of the Partnership’s coal property leases impose liability for all environmental and reclamation liabilities arising under those laws and regulations on the relevant lessees. The lessees are bonded and have indemnified the Partnership against any and all future environmental liabilities. The Partnership regularly visits the coal property leases to monitor their lessee’s compliance with environmental laws and regulations, as well as reviewing mine activities. Management believes that the Partnership’s lessees will be able to comply with existing regulations and does not expect any material impact on its financial condition or results of operations. The Partnership has neither incurred, nor is aware of, any material environmental charges imposed on it related to its coal properties for the years ended December 31, 2001, 2000 and 1999.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of SFAS No. 133 on January 1, 2001, as amended, did not have a material impact on our financial position or results of operations. We currently do not use derivative instruments.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” The statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Partnership is currently evaluating the effects of adopting Statement No. 143 on its financial statements and expects to adopt the standard effective January 1, 2003.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, Extraordinary and Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS No. 144 addresses financial accounting and reporting for the impairment of disposal of long-lived assets. The Partnership will adopt the provisions of this Statement in the first quarter of 2002. Under present conditions, management does not expect the initial adoption of SFAS 144 to have a material effect on the Partnership’s financial position, results of operations or liquidity.

Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risks to which we are exposed are interest rate risk and coal price risks. Our current term loan debt is secured by U.S. Treasury notes and has limited interest risk exposure. However, debt we incur in the future under our credit facility will bear variable interest at either the applicable base rate or a rate based on LIBOR.

We are also exposed to credit risk if our lessees do not manage their operations well or if there is a significant decline in coal prices. Lessees may not be able to pay their debts as they become due or our coal royalty revenues could decrease due to decreased production volumes. Subsequent to December 31, 2001, two of our lessees filed for bankruptcy under Chapter 11. There is no assurance the bankruptcy filing will not have an adverse impact on our financial position or results of operations.

Forward-Looking Statements

Statements included in this report which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto) are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. In addition, Penn Virginia Resource Partners, L.P. and its representatives may from time to time make other oral or written statements which are also forward-looking statements.

Such forward-looking statements include, among other things, statements regarding development activities, capital expenditures, acquisitions and dispositions, expected commencement dates of coal mining, projected quantities of future coal production by the Partnership’s lessees producing coal from reserves leased from the Partnership, costs and expenditures as well as projected demand or supply for coal, which will affect sales levels, prices and royalties realized by the Partnership.

These forward-looking statements are made based upon management’s current plans, expectations, estimates, assumptions and beliefs concerning future events impacting Penn Virginia Resource Partners, L.P. and therefore involve a number of risks and uncertainties. The Partnership cautions that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

Important factors that could cause the actual results of operations or financial condition of Penn Virginia Resource Partners, L.P. to differ include, but are not necessarily limited to: the cost of finding new coal reserves; the ability to acquire new coal reserves on satisfactory terms; the price for which such reserves can be sold; the volatility of commodity prices for coal; the risks associated with having or not having price risk management programs; the Partnership’s ability to lease new and existing coal reserves; the ability of lessees to produce sufficient quantities of coal on an economic basis from the Partnership’s reserves; the ability of lessees to obtain favorable contracts for coal produced from the Partnership’s reserves; competition among producers in the coal industry generally and in the Appalachian Basin in particular; the extent to which the amount and quality of actual production differs from estimated mineable and merchantable coal reserves; unanticipated geological problems; availability of required materials and equipment; the occurrence of unusual weather or operating conditions including force majeure or events; the failure of equipment or processes to operate in accordance with specifications or expectations; delays in anticipated start-up dates; environmental risks affecting the mining of coal reserves; the timing of receipt of necessary governmental permits; labor relations and costs; accidents; changes in governmental regulation or enforcement practices, especially with respect to environmental, health and safety matters, including with respect to emissions levels applicable to coal-burning power generators;

risks and uncertainties relating to general domestic and international economic (including inflation and interest rates) and political conditions; the experience and financial condition of lessees of coal reserves, joint venture partners and purchasers of reserves in transactions financed by the Partnership, including their ability to satisfy their royalty, environmental, reclamation and other obligations to the Partnership and others; changes in financial market conditions; and other risk factors detailed in the Partnership’s Securities and Exchange commission filings. Many of such factors are beyond the Partnership’s ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements.

While Penn Virginia Resource Partners, L.P. periodically reassesses material trends and uncertainties affecting the Partnership’s results of operations and financial condition in connection with the preparation of Management’s Discussion and Analysis of Results of Operations and Financial Condition and certain other sections contained in Penn Virginia Resource Partners, L.P. quarterly, annual or other reports filed with the Securities and Exchange Commission, the Partnership does not intend to review or update any particular forward-looking statement, whether as a result of new information, future events or otherwise.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENN VIRGINIA RESOURCE PARTNERS, L.P.

By:	/s/ FRANK A. PICI
(Frank A. Pici, Vice President and Chief Financial Officer)
March 19, 2002

By:	/s/ FORREST W. MCNAIR
(Forrest W. McNair, Vice President and Principal Accounting Officer)
March 19, 2002

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ PETER B. LILLY (Peter B. Lilly)	Chairman of the Board and Director	March 19, 2002

/s/ A. JAMES DEARLOVE (A. James Dearlove)	Chief Executive Officer and Director	March 19, 2002

/s/ JOHN P. DESBARRES (John P. DesBarres)	Director	March 19, 2002

/s/ KEITH D. HORTON (Keith D. Horton)	President, Chief Operating Officer and Director	March 19, 2002

/s/ KEITH B. JARRETT (Keith B. Jarrett)	Director	March 19, 2002

/s/ JAMES R. MONTAGUE (James R. Montague)	Director	March 19, 2002

/s/ NANCY M. SNYDER (Nancy M. Snyder)	Vice President, General Counsel and Director	March 19, 2002

Item 8.     Financial Statements and Supplementary Data

Penn Virginia Resources, L.P. and Subsidiaries

INDEX TO FINANCIAL SECTION

Page
Management’s Report on Financial Information	28
Report of Independent Public Accountants	29
Financial Statements and Supplementary Data	30

Management’s Report on Financial Information

Management of the general partner of Penn Virginia Resources, L.P. is responsible for the preparation and integrity of the financial information included in this annual report. The financial statements have been prepared in accordance with generally accepted accounting principles, which involve the use of estimates and judgments where appropriate.

The partnership has a system of internal accounting controls designed to provide reasonable assurance that assets are safeguarded against loss or unauthorized use and to produce the records necessary for the preparation of financial information. The system of internal control is supported by the selection and training of qualified personnel, the delegation of management authority and responsibility, and dissemination of policies and procedures. There are limits inherent in all systems of internal control based on the recognition that the costs of such systems should be related to the benefits to be derived. We believe the partnership’s systems provide this appropriate balance.

The partnership’s independent public accountants, Arthur Andersen LLP, have developed an understanding of our accounting and financial controls and have conducted such tests as they consider necessary to support their opinion on the financial statements. Their report contains an independent, informed judgment as to the partnership’s reported results of operations and financial position.

The Board of Directors pursues its oversight role for the financial statements through the Audit Committee, which consists solely of outside directors. The Audit Committee meets regularly with management, the internal auditor and Arthur Andersen LLP, jointly and separately, to review management’s process of implementation and maintenance of internal controls, and auditing and financial reporting matters. The independent and internal auditors have unrestricted access to the Audit Committee.

A. James Dearlove	Frank A. Pici
Chief Executive Officer	Vice President and Chief Financial Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Penn Virginia Resource Partners, L.P.:

We have audited the accompanying consolidated balance sheet of Penn Virginia Resource Partners, L.P.( a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2001 and the combined balance sheet of the Penn Virginia Coal Business (the “Predecessor”) (see Note 1) as of December 31, 2000 and the related consolidated and combined statements of income, partners’ capital and owner’s equity and cash flows from the Partnership’s commencement of operations (on October 31, 2001) to December 31, 2001 and the Predecessor period from January 1, 2001 through October 30, 2001, and for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimated made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2001 and the Predecessor as of December 31, 2000, and the results of their operations and their cash flows from the Partnership’s commencement of operation (on October 31, 2001) to December 31, 2001, and the Predecessor period from January 1, 2001 through October 30, 2001, and for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.

AR	THUR ANDERSEN LLP

Houston, Texas
February 18, 2002

PENN VIRGINIA RESOURCE PARTNERS, L.P.

CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(in thousands, except per unit amounts)

	From Commencement of Operations (on October 31, 2001) through December 31,	For the Period from January 1, 2001 through October 30,	For the Year Ended December 31,
	2001	2001	2000	1999
	(Partnership)	(Predecessor)	(Predecessor)	(Predecessor)
Revenues:
Coal royalties	$5,394	$26,971	$24,308	$17,836
Coal services	198	1,462	1,385	982
Timber	323	1,409	2,388	1,948
Minimum rentals	—	941	819	230
Other	21	794	1,289	354

Total revenues	5,936	31,577	30,189	21,350

Operating costs and expenses:
Operating expenses	650	2,546	2,817	876
Taxes other than income	94	522	663	506
General and administrative	926	4,533	4,847	4,123
Depreciation, depletion and amortization	648	2,436	2,047	1,269

Total operating costs and expenses	2,318	10,037	10,374	6,774

Operating income	3,618	21,540	19,815	14,576
Other income (expense):
Interest expense	(269)	—	—	—
Interest expense—affiliate	—	(7,003)	(7,670)	(3,980)
Interest income	328	1,060	1,344	1,332
Interest income—affiliate	—	3,516	3,341	1,396
Other income	—	—	12	61

Income before taxes	3,677	19,113	16,842	13,385
Income tax expense	—	6,691	5,287	4,116

Net income	$3,677	$12,422	$11,555	$9,269

General partner’s interest in net income applicable to the period after October 30, 2001	$73

Limited partners’ interest in net income applicable to the period after October 30, 2001	$3,604

Basic and diluted net income per limited partner unit:
Common	$0.24

Subordinated	$0.24

Weighted average number of units outstanding, basic and diluted:
Common	7,650

Subordinated	7,650

See accompanying notes to consolidated and combined financial statements.

PENN VIRGINIA RESOURCE PARTNERS, L.P.

CONSOLIDATED AND COMBINED BALANCE SHEETS
(in thousands)

	December 31,
	2001	2000
	(Partnership)	(Predecessor)
ASSETS
Current assets:
Cash and cash equivalents	$8,335	$718
Accounts receivable	1,607	736
Current portion of long-term note receivable	483	439
Other current assets	84	238

Total current assets	10,509	2,131
Property and equipment	115,965	82,786
Less: Accumulated depreciation, depletion and amortization	11,471	8,791

Net property and equipment	104,494	73,995

Debt issuance costs	727	—
Restricted U.S. Treasury notes	43,387	—
Long-term note receivable, net of current portion	1,757	2,240
Long-term receivables—affiliate	—	56,131
Long-term prepaid minimums	1,764	1,439

Total assets	$162,638	$135,936

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities:
Short-term line of credit	$—	$111
Accounts payable	80	102
Accrued liabilities	990	685

Total current liabilities	1,070	898
Deferred income	3,658	2,795
Other liabilities	16	264
Deferred income taxes	—	953
Long-term debt secured by U.S. Treasury notes	43,387	—
Long-term debt—affiliate	—	104,333

Commitments and contingencies (Note 12)
Owner’s equity	—	26,693

Partners’ Capital:	124,599	—
Common units (7,649,880 units outstanding at December 31, 2001)
Subordinated units (7,649,880 units outstanding at December 31, 2001)	(9,696)	—
General partner interest	(396)	—

Total partners’ capital	114,507	—
Total liabilities and capital	$162,638	$135,936

See accompanying notes to consolidated and combined financial statements.

PENN VIRGINIA RESOURCE PARTNERS, L.P.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(in thousands)

	From Commencement of Operations (on October 31, 2001) through December 31,	For the period from January 1, 2001 through October 30,	For the Year Ended December 31,
	2001	2001	2000	1999
	(Partnership)	(Predecessor)	(Predecessor)	(Predecessor)
Cash flows from operating activities:
Net income	$3,677	$12,422	$11,555	$9,269
Adjustments to reconcile operating income to net cash provided by operating activities:
Depreciation, depletion and amortization	648	2,436	2,047	1,269
Gain on sale of property and equipment	—	(31)	(897)	—
Deferred income taxes	—	—	(69)	(224)
Noncash interest expense	52	2,535	3,723	2,816
Changes in operating assets and liabilities:
Accounts receivable	196	(1,067)	161	(574)
Accounts payable	48	(70)	(128)	(133)
Accrued liabilities	574	(269)	219	(141)
Other assets and liabilities	263	181	(103)	537

Net cash provided by operating activities	5,458	16,137	16,508	12,819

Cash flows from investing activities:
Payment received on long-term notes	110	329	400	364
Advances to affiliate	—	(19,218)	(28,825)	(26,604)
Purchase of Restricted U.S. Treasury notes	—	(43,387)	—	—
Proceeds from the sale of property and equipment	—	117	900	—
Acquisitions	—	(32,994)	—	(30,094)
Coal services capital projects	(186)	(422)	(359)	(1,392)
Other property and equipment expenditures	(18)	(49)	(126)	(375)

Net cash used in investing activities	(94)	(95,624)	(28,010)	(58,101)

Cash flows from financing activities:
Payments for debt issuance costs	—	(779)	—	—
Proceeds from (repayments of) of line of credit	—	(111)	111	—
Proceeds from initial public offering, net	—	142,373	—	—
Proceeds from long-term debt	—	43,387	—	—
Purchase of common units from affiliate	—	(19,042)	—	—
Repayments of borrowings—affiliate	—	(122,845)	—	—
Proceeds from borrowings—affiliate	—	38,757	10,653	45,897

Net cash provided by financing activities activities	—	81,740	10,764	45,897

Net increase (decrease) in cash	5,364	2,253	(738)	615
Cash-beginning of period	2,971	718	1,456	841

Cash-end of period	$8,335	$2,971	$718	$1,456

Supplemental disclosures:
Cash paid during the period for:
Interest	$109	$7,063	$7,670	$3,980
Income taxes	—	5,656	5,356	4,340
Noncash investing activities:
Increase in long-term debt—affiliate	$—	$2,535	$3,723	$2,816
Contribution from affiliate	—	4,691	—	—
Cancellation of long-term receivable—affiliate	—	75,349	—	—

See accompanying notes to consolidated and combined financial statements.

PENN VIRGINIA RESOURCE PARTNERS, L.P.

CONSOLIDATED AND COMBINED STATEMENT OF PARTNERS’ CAPITAL AND OWNER’S EQUITY
(in thousands, except unit data)

	Common Units		Subordinated Units		General	Owner’s
	Units	Amount	Units	Amount	Partner	Equity	Total
Balance at December 31, 1998	—	$—	—	$—	$—	$5,869	$5,869
Net income	—	—	—	—	—	9,269	9,269

Balance at December 31, 1999	—	—	—	—	—	15,138	15,138
Net income	—	—	—	—	—	11,555	11,555

Balance at December 31, 2000	—	—	—	—	—	26,693	26,693
Net income for the period from from January 1, 2001 to October 30, 2001	—	—	—	—	—	12,422	12,422
Book value of net assets contributed by parent	1,149,880	4,928	7,649,880	32,837	1,350	(39,115)	—
Issuance of units to the public, net of offering and other costs	6,500,000	123,331	—	—	—	—	123,331
Sale of underwriter overallotment	975,000	19,042	—	—	—	—	19,042
Purchase of common units from parent to execute underwriter overallotment	(975,000)	(19,042)	—	—	—	—	(19,042)
Forgiveness and elimination of intercompany accounts with parent	—	(5,462)	—	(44,335)	(1,819)	—	(51,616)
Net income for the period from from October 31, 2001 through December 31, 2001	—	1,802	—	1,802	73	—	3,677

Balance at December 31, 2001	7,649,880	$124,599	7,649,880	$(9,696)	$(396)	$—	$114,507

See accompanying notes to consolidated and combined financial statements.

PENN VIRGINIA RESOURCE PARTNERS, L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1.    Organization

Penn Virginia Resource Partners, L.P. (the “Partnership”), a Delaware limited partnership, was formed in July 2001 to own and operate most of the assets, liabilities and operations of Penn Virginia Corporation’s (“Penn Virginia”) coal business (the “Penn Virginia Coal Business” or the “Predecessor”).

The Partnership, through its wholly owned subsidiary Penn Virginia Operating Co., LLC, enters into leases with various third-party operators that gives those operators the right to mine coal reserves on the Partnership’s land in exchange for royalty payments. The lessees make payments to the Company based on the higher of a percentage of the gross sales price or a fixed price per ton of coal they sell, with pre-established minimum monthly or annual payments. The Partnership also sells timber growing on its land and provides fee-based infrastructure facilities to certain lessees to enhance coal production and to generate additional coal services revenues.

The Partnership completed its initial public offering of 7,475,000 common units (including underwriter’s overallotment) at a price of $21.00 per unit on October 30, 2001. Total proceeds for the 7,475,000 units were $157.0 million before offering costs and underwriters commissions. Effective with the closing of an initial public offering, Penn Virginia’s wholly owned subsidiaries received 174,880 common units, 7,649,880 subordinated units and a 2% partnership interest in the ownership of the Partnership. In addition, concurrent with the closing of the initial public offering, the Partnership borrowed $43,386,750 under its term loan credit facility with PNC Bank, National Association and other lenders. A summary of the proceeds received and use of proceeds is as follows (in thousands):

Proceeds received
Sale of Common Units	$156,975
Borrowing under term loan facility secured by U.S. Treasury notes	43,387

Total proceeds received	200,362

Use of proceeds:
Underwriters fee	10,988
Other offering costs	3,664
Debt issuance costs	779
Purchase of common units from Penn Virginia	19,042
Repayment of debt	122,502

Total use of proceeds	156,975

Net proceeds used to purchase U.S. Treasury Notes	$43,387

In conjunction with the formation of the Partnership, Penn Virginia contributed net assets totaling $39.1 million to us. Concurrent with the initial public offering, the Partnership paid $141.5 million to Penn Virginia for repayment of debt and the purchase of 975,000 common units held by Penn Virginia. The Partnership’s note receivable from Penn Virginia was forgiven as well as the remaining portion of the Partnership’s note payable to Penn Virginia (see Note 9). Additionally, deferred income taxes were retained by Penn Virginia as income taxes will be the responsibility of the unitholders and not the Partnership.

The general partner of the Partnership is Penn Virginia Resource GP, LLC, a wholly owned subsidiary of Penn Virginia.

PENN VIRGINIA RESOURCE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Summary of Significant Accounting Policies

Basis of Presentation

Unless otherwise indicated, for the purposes of these financial statements the Partnership refers to the Penn Virginia Coal Business for the periods prior to October 30, 2001 and to Penn Virginia Resource Partners, L.P. for the periods subsequent to October 30, 2001. The consolidated and combined financial statements present the results of operations and financial position of the Partnership as if it had existed as a single entity, separate from Penn Virginia, for the periods prior to October 30, 2001. Intercompany balances and transactions within the Partnership have been eliminated.

Use of Estimates

Preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the combined financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents / Restricted U.S. Treasury Notes

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. In addition, the Partnership has restricted cash in the form of U.S. Treasury notes, which are used to secure the Partnership’s term loan facility—see “Note 7. Long-Term Debt.” The intended use of the restricted U.S. Treasury Notes is to purchase property and equipment. The average interest rate received on the U.S. Treasury notes was 1.7% for 2001.

Note Receivable

The note receivable is recorded at cost, adjusted for amortization of discounts. Discounts are amortized over the life of the note receivable using the effective interest rate method.

Debt Issuance Costs

Debt issuance costs relate to the Partnership’s revolving credit facility and term loan have been capitalized and are being amortized over the life of the revolving credit facility and the term loan.

Property and Equipment

Property and equipment are carried at cost and include expenditures for additions and improvements, such as roads and land improvements, which substantially increase the productive lives of existing assets. Maintenance and repair costs are expensed as incurred. Depreciation and amortization of property and equipment is generally computed using the straight-line method over their estimated useful lives, varying from 3 years to 15 years. Coal properties are depleted on an area-by-area basis at a rate based upon the cost of the mineral properties and estimated proven and probable tonnage therein. From time to time, the Partnership carries out exploration and development activities at its coal properties in order to ascertain the quality and quantity of the coal. These exploration and development activities are expensed as incurred. When an asset is retired or sold, its cost and related accumulated depreciation and amortization are removed from the accounts. The difference between undepreciated cost and proceeds from disposition is recorded as gain or loss.

Timber and timberlands are stated at cost less depletion and amortization for timber previously harvested. The cost of the timber harvested is determined based on the volume of timber harvested in relation to the amount of estimated net merchantable volume, utilizing a single composite pool. The Partnership estimates its timber inventory using statistical information and data obtained from physical measurements, site maps, photo-types and other information gathering techniques. These estimates are updated annually and may result in adjustments of timber volumes and depletion rates, which are recognized prospectively. Changes in these estimates have no effect on the Partnership’s cash flow.

Impairment of Long-Lived Assets

The Partnership reviews its long-lived assets to be held and used whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss must be recognized when the carrying amount of an asset exceeds the sum of the undiscounted estimated future cash flows. In this circumstance, the Partnership would recognize an impairment loss equal to the difference between the carrying value and the fair value of the asset. Fair value is estimated to be the present value of expected future net cash flows from proved reserves, utilizing a risk-adjusted rate of return.

F-35

PENN VIRGINIA RESOURCE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Term Prepaid Minimums

The Partnership leases a portion of its reserves from third parties that require monthly or annual minimum rental payments. The prepaid minimums are recoverable from future production and are deferred and charged to lease expenses as the coal is subsequently produced. The Partnership evaluates the recoverability of the prepaid minimums on a periodic basis; consequently, any prepaids that cannot be recouped are expensed.

Concentration of Credit Risk

Substantially all of the Partnership’s accounts receivable at December 31, 2001 result from billings to third party companies in the coal industry. This concentration of customers may impact the Partnership’s overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions. In determining whether or not to require collateral from a customer or a lessee, the Partnership analyzes the entity’s net worth, cash flows, earnings and credit ratings. Receivables are generally not collateralized. Historical credit losses incurred by the Partnership on receivables have not been significant.

Fair Value of Financial Instruments

The Partnership’s financial instruments consist of cash and cash equivalents, restricted U.S. Treasury notes, accounts receivable, note receivable, accounts payable and long-term debt. The carrying values of cash and cash equivalents, restricted U.S. Treasury notes, accounts receivable and payable, and long-term debt approximate fair value. The fair value of the Partnership’s note receivable at December 31, 2001 and 2000 was $4.5 million and $5.4 million, respectively.

Revenues

Coal Royalties.    Coal royalty revenues are recognized on the basis of tons of coal sold by the Partnership’s lessees and the corresponding revenue from those sales. Most coal leases are based on minimum monthly or annual payments, a minimum dollar royalty per ton and/or a percentage of the gross sales price.

Coal Services.    Coal services revenues are recognized when lessees use the Partnership’s facilities for the processing and transportation of coal. Coal services revenues consist of fees collected from the Partnership’s lessees for the use of the Partnership’s loadout facility, coal preparation plant, dock loading facility and short-line railroad under operating lease agreements.

Timber.    Timber is sold on a contract basis where independent contractors harvest and sell the timber and, from time to time, in a competitive bid process involving sales of standing timber on individual parcels. Timber revenues are recognized when the timber has been sold or harvested by the independent contractors. Title and risk of loss pass to the independent contractors upon the execution of the contract. In addition, if the contractors do not harvest the timber within the specified time period, the title of the timber reverts back to the Partnership with no refund of original payment.

Minimum Rentals.    Most of the Partnership’s lessees must make minimum monthly or annual payments that are generally recoupable over certain time periods. These minimum payments are recorded as deferred income. If the lessee recoups a minimum payment through production, the deferred income attributable to the minimum payment is recognized as coal royalty revenues. If a lessee fails to meet its minimum production for certain pre-determined time periods (the recoupment period), the deferred income attributable to the minimum payment is recognized as minimum rental revenues.

Income Taxes

Subsequent to the initial formation of the Partnership, no provision for income taxes related to the operations of the Partnership has been included in the accompanying financial statements because, as a Partnership, it is not subject to federal or state income taxes and the tax effect of its activities accrues to the unitholders. Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax bases and financial reporting bases of assets and liabilities and the taxable income allocation requirements under the Partnership agreement.

For periods prior to the public offering, the Penn Virginia Coal Business’ operations were included in Penn Virginia’s consolidated federal and state income tax returns of Penn Virginia. The Penn Virginia Coal Business’ (Predecessor) income tax provisions are computed as though separate returns were filed. The Penn Virginia Coal Business accounted for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” This statement requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a Penn Virginia

PENN VIRGINIA RESOURCE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Coal Business’ financial statements or tax returns. Using this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates.

Net income per unit

Basic and diluted net income per unit is determined by dividing net income, after deducting the general partner’s 2% interest, by the weighted average number of outstanding Common Units and Subordinated Units. At December 31, 2001, there were no dilutive units.

New Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” The statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Partnership is currently evaluating the effects of adopting SFAS No. 143 on its financial statements and expects to adopt the standard effective January 1, 2003.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS No. 144 addresses financial accounting and reporting for the impairment of disposal of long-lived assets. The Partnership will adopt the provisions of this Statement in the first quarter of 2002. Under present conditions, management does not expect the initial adoption of SFAS No. 144 to have a material effect on the Partnership’s financial position, results of operations or liquidity.

3.    Acquisitions

In June 2001, the Partnership completed a $33 million acquisition of coal reserves located in West Virginia from Pen Holdings, Inc., an unrelated third party. The acquisition was funded with long-term borrowings from an affiliate. The property had existing productive operations that have been included in the Partnership’s statements of income as of the closing date.

In September 1999, the Partnership completed the purchase of fee mineral and lease rights for coal reserves and related assets from Carbon Industries in West Virginia for $30 million. The acquisition was funded with long-term borrowings from an affiliate. The acquired operations have been included in the Partnership’s statements of income as of the closing date.

The factors used by the Partnership to determine the fair market value of acquisitions include, but are not limited to, discounted future net cash flows on a risked-adjusted basis, geographic location, quality of resources and potential marketability.

4.    Note Receivable

At December 31, 2001 and 2000, the Partnership had one note receivable outstanding relating to the sale of coal properties located in Virginia in 1986. The note has a stated interest rate of 6.0% per annum and had an original principal amount of $15.0 million pursuant to which the Partnership receives quarterly payments through July 1, 2005. In addition, the Partnership owns a 50% residual interest in any royalty income generated on any of the coal properties sold which are mined after July 1, 2005.

The note receivable matures as follows:

	December 31,
	2001	2000
	(in thousands)
Current	$483	$439
Due after one year through five years	1,757	2,240

	$2,240	$2,679

PENN VIRGINIA RESOURCE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Property and Equipment

Property and equipment includes:

	December 31,
	2001	2000
	(in thousands)
Coal properties	$106,270	$72,952
Coal services equipment	6,353	6,131
Land	1,773	1,809
Timber	188	188
Other equipment	1,381	1,706

	115,965	82,786
Less: Accumulated depreciation, depletion and amortization	11,471	8,791

Net property and equipment	$104,494	$73,995

6.    Accrued Liabilities

Accrued liabilities include:

	December 31,
	2001	2000
	(in thousands)
General partner reimbursement	$250	$—
Accrued taxes	539	239
Accrued interest	100	—
Accrued compensation	—	346
Other	101	100

Total accrued liabilities	$990	$685

7.    Long-Term Debt

Long-term debt includes:

	December 31,
	2001	2000
	(in thousands)
Line of credit	$—	$111
Term loan—variable rate of 2.4% at December 31, 2001	43,387	—

	43,387	111
Less: current maturities	—	111

Net long-term debt	$43,387	$—

Revolving Credit Facility

The Partnership has a $50.0 million unsecured revolving credit facility (the “Revolver”), which expires in October 2004, with a group of major banks. The Partnership has the option to elect interest at (i) Libor plus a Euro-rate margin ranging from 1.25% to 1.75%, based on certain financial data or (ii) the greater of the prime rate or federal funds rate plus 0.5%. The Revolver allows for working capital draws of no more than $5.0 million and issuance of letters of credit, which are limited to $2 million. The financial covenants of the Revolver include, but are not limited to, maintaining: (i) a ratio of not more than 2.50:1.00 of total debt to consolidated EBITDA (as defined by the credit agreement, and (ii) a ratio of not less than 4.00:1.00 of consolidated EBITDA to fixed charges. The Partnership is currently in compliance with all of its covenants.

Term Loan

In conjunction with the Revolver, the Partnership borrowed an additional $43.4 million in the form of a term loan. The term loan expires in October 2004 and is secured by restricted U.S. Treasury Notes. The Partnership has the option to elect interest at (i) Libor plus a Euro-rate margin 0.50%, based certain financial data or (ii) the greater of the prime rate or federal funds rate plus 0.50%. The term loan is subject to the same covenants as the Revolver. The Partnership is currently in compliance with all of its covenants.

Interest expense, including amortization of debt fees, related to the Revolver and the Term Loan totaled $269,000 for the origination date of October 30, 2001 through December 31, 2001.

PENN VIRGINIA RESOURCE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Line of Credit

The Partnership had a $500,000 line of credit with a financial institution, which is a part of Penn Virginia’s $5.0 million line of credit. Effective October 30, 2001, Penn Virginia retained the line of credit and the Partnership obtained a $5.0 million working capital line of credit in conjunction with the Revolver.

8.    Partnership Capital and Distributions

Partners’ capital consists of 7,649,880 common units representing a 49% limited partner interest, 7,649,880 subordinated units representing a 49% interest and a 2% general partner interest. As of December 31, 2001, affiliates of Penn Virginia, in the aggregate, owned a 52.1% interest in the Partnership consisting of 175,494 common units, 7,649,880 subordinated units and a 2% general partner interest.

The Partnership will distribute 100% of its Available Cash (as defined in the partnership agreement) within 45 days after the end of each quarter to unitholders of record and to the general partner. Available Cash is generally defined as all cash and cash equivalents of the Partnership on hand at the end of each quarter less reserves established by the general partner for future requirements. The general partner has the discretion to establish cash reserves that are necessary or appropriate to (i) provide for the proper conduct of our business; (ii) comply with applicable law, any of our debt instruments or other agreements; or (iii) provide funds for distributions to unitholders and the general partner for any one or more of the next four quarters.

Cash distributions

Distributions of Available Cash to holders of subordinated units are subject to the prior rights of holders of common units to receive the minimum quarterly distribution (“MQD”) for each quarter during the subordinated period and to receive any arrearages in the distribution of the MQD on the common units for the prior quarters during the subordinated period. The MQD is $0.50 per unit ($2.00 per unit on an annual basis). We intend to make minimum quarterly distributions of $0.50 per common unit to the extent we have sufficient cash from our operations after payment of fees and expenses. In general, we will pay any cash distributions we make each quarter in the following manner:

•
first, 98% to the common units and 2% to the general partner, until each common unit has received a minimum quarterly distribution of $0.50 plus any arrearages in the payment of the minimum quarterly distribution from prior quarters;

•	second, 98% to the subordinated units and 2% to the general partner, until each subordinated unit has received a minimum quarterly distribution of $0.50; and

•	third, 98% to all units, pro rata, and 2% to the general partner, until each unit has received a distribution of $0.55.

If cash distributions per unit exceed $0.55 in any quarter, our general partner will receive a higher percentage of the cash we distribute in excess of that amount in increasing percentages up to 50%.

Subordination period

During the subordination period, the common units will have the right to receive the minimum quarterly distribution, plus arrearages, before we make any distributions on the subordinated units. The subordination period will end once we meet the financial tests (discussed below) in the partnership agreement, but it generally cannot end before September 30, 2006. When the subordination period ends, all remaining subordinated units will convert into common units on a one-for-one basis and the common units will no longer be entitled to arrearages.

If the Partnership meets the financial tests in the partnership agreement for any quarter ending on or after September 30, 2004, 25% of the subordinated units will convert into common units. If we meet these tests for any quarter ending on or after September 30, 2005, an additional 25% of the subordinated units will convert into common units. The early conversion of the second 25% of the subordinated units may not occur until at least one year after the early conversion of the first 25% of subordinated units.

Limited call right

If at any time persons other than our general partner and its affiliates do not own more than 20% of the outstanding common units, our general partner has the right, but not the obligation, to purchase all of the remaining common units at a price not less than the then current market price of the common units. If quarterly distributions of Available Cash exceed the MQD or certain target distribution levels, the general partner will receive distributions, which are generally equal to 15%, then 25% and then 50% of the distributions of Available Cash that exceed the target distribution levels.

PENN VIRGINIA RESOURCE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2002, the Partnership declared a distribution of $0.34 per unit to unitholders of record on January 31, 2002. The distribution represented the pro rata MQD from October 30, 2001, the closing date of the initial public offering, through December 31, 2001.

9.    Related Party Transactions

General and Administrative

Penn Virginia charges its subsidiaries, including the Partnership, for certain corporate administrative expenses, which are allocable to the subsidiaries. When allocating general corporate expenses, consideration is given to payroll, general corporate overhead and employee benefits. Any direct costs are charged directly to the Partnership. Total corporate administrative expenses charged to the Partnership and the Penn Virginia Coal Business totaled $2.0 million, $1.8 million and $1.5 million for the years ended December 31, 2001, 2000 and 1999, respectively. From commencement of operations (October 30, 2001) through December 31, 2001, the overhead costs allocated to the Partnership were $0.9 million. These costs are reflected in general and administrative expenses in the accompanying consolidated and combined statements of income. Management believes the allocation methodologies used are reasonable.

Long-term debt—affiliate

The Partnership’s long-term debt—affiliate consists of the following:

	December 31,
	2001	2000
	(in thousands)
Note Payable—Penn Virginia Equities Corp.(a)	$—	$60,900
Note Payable—Penn Virginia Holding Corp.(b)	—	43,433

Total long-term debt—affiliate	$—	$104,333

(a)
The Predecessor financed its working capital requirements and its capital expenditures, prior to the initial public offering, through an unsecured promissory note payable to Penn Virginia Equities Corporation, a wholly owned subsidiary of Penn Virginia. The note was paid in conjunction with the October 30, 2001 closing of the initial public offering.

(b)
During 1998, the Predecessor acquired 810 shares of its own stock owned by Penn Virginia Holding Corp., a wholly owned subsidiary of Penn Virginia, in exchange for an unsecured promissory note totaling $36.9 million. The note was cancelled in conjunction with the October 30, 2001 closing of the initial public offering.

Affiliated interest expense was $7.0 million for the period from January 1, 2001 through October 30, 2001, and $7.7 million and $4.0 million for the years ended December 31, 2000 and 1999, respectively.

Long-term receivables—affiliate

The Partnership advanced its cash receipts from operations to Penn Virginia, prior to the initial public offering, so that Penn Virginia may centrally manage cash funding requirements for its consolidated group. These advances totaled $75 million and were forgiven in conjunction with the October 30, 2001 closing of the initial public offering.

Affiliated interest income was $3.5 million for the period from January 1, 2001 through October 30, 2001, and $3.4 million and $1.4 million for the years ended December 31, 2000 and 1999, respectively.

10.    Income Taxes

The provision for income taxes is comprised of the following:

	For the period from January 1, 2001 though October 30, 2001	Year Ended December 31, 2000 1999
	(in thousands)
Current income taxes	$6,690	$5,356	$4,340
Deferred income taxes	—	(69)	(224)

Total income tax expense	$6,690	$5,287	$4,116

The difference between the taxes computed by applying the statutory tax rate to income from operations before income taxes and the Partnership’s reported income tax expense is as follows:

	For the period from January 1, 2001 though October 30, 2001		Year Ended December 31, 2000 1999
	(in thousands)
Computed at federal statutory tax rate	$6,690	$5,895	$4,685
Percentage depletion		(234)	(414)
Other, net		(374)	(155)

Total income tax expense	$6,690	$5,287	$4,116

The principal components of the Partnership’s net deferred income tax liability is as follows:

	December 31,
	2001	2000
	(in thousands)
Deferred tax assets:
Other long-term liabilities	$—	$1,149
State tax loss carry forwards	—	705
Other	—	595

Total deferred tax assets	—	$2,449
Deferred tax liabilities:
Notes receivable	—	(891)
Other property and equipment	—	(2,507)
Other	—	(4)

Total deferred tax liabilities	—	$(3,402)

Net deferred tax liability	—	$(953)
Less: Net current deferred income tax assets	—	—

Net non-current deferred tax liability	$—	$(953)

11.    Long-Term Incentive Plan

The long-term incentive plan is administered by the compensation committee of the general partner’s board of directors. The Partnership will reimburse the general partner for all payments made pursuant to the programs. Grants may be made either of restricted units, phantom units or options to purchase common units. Common units to be delivered upon the vesting of restricted units, common units to be issued upon the vesting of phantom units, or common units to be issued upon exercise of a unit option will be acquired by the general partner in the open market at a price equal to the then-prevailing price on the principal national securities exchange upon which the common units are then traded, or directly from Penn Virginia Corporation or any other third party, including units newly issued by us, or units already owned by the general partner, or any combination of the foregoing. The general partner will be entitled to reimbursement by us for the cost incurred in acquiring these common units or in paying cash in lieu of common units upon vesting of the phantom units. The aggregate number of units reserved for issuance under the long-term incentive plan is 300,000. As of December 31, 2001, no grants under the long-term incentive plan had been made. However, in January 2002, the general partner granted 16,000 units grants to independent directors. The general partner will be reimbursed for all compensation expenses incurred on the Partnership’s behalf and the amount will be charged to expense over the vesting period.

12.     Commitments and Contingencies

Rental Commitments

Minimum annual rental commitments payable by the Partnership under all coal property non-cancelable operating leases in effect at December 31, 2001 were $330,000 per year. The rental commitments relate to coal reserves leased by the Partnership and do not expire until the reserves have been exhausted.

Legal

The Partnership is involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, Partnership management believes these claims will not have a material effect on the Partnership’s financial position, liquidity or operations.

Environmental Compliance

The operations of our lessees are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. The terms of the Partnership’s coal property leases impose liability for all environmental and reclamation liabilities arising under those laws and regulations on the relevant lessees. The lessees are bonded and have indemnified the Partnership against any and all future environmental liabilities. The Partnership regularly visits the coal property leases to monitor their lessee’s compliance with environmental laws and regulations, as well as reviewing mine activities. Management believes that the Partnership’s lessees will be able to comply with existing regulations and does not expect any material impact on its financial condition or results of operations. The Partnership has neither incurred, nor is aware of, any material environmental charges imposed on it related to its coal properties for the years ended December 31, 2001, 2000 and 1999.

13.    Major Customers

The Partnership depends on a few groups of lessees for a significant portion of its revenues. Revenues from major customers, which exceed ten percent of total revenues, are as follows:

	Year Ended December 31,
	2001		2000		1999
	Revenues	%	Revenues	%	Revenues	%
	(dollars in thousands)
Lessee A	$7,364	19.6	$6,788	22.5	$5,605	26.3
Lessee B	6,138	16.4	4,389	14.5	3,435	16.1
Lessee C	5,302	14.1	5,086	16.8	2,914	13.6

14.    Segment Information

Segment information has been prepared in accordance with SFAS No. 131 “Disclosure about Segments of an Enterprise and Related Information.” The Partnership’s coal operations are organized along its natural resource and coal services operations. The Partnership’s reportable segments are as follows:

Coal Royalty

The coal royalty segment is engaged in managing the Partnership’s coal properties in the Central Appalachian region of the United States.

Coal Services

The Partnership’s coal services segment consists of fees charged to its lessees for the use of the Partnership’s unit train loadout facility, coal preparation plants, dock loading facility and short-line railroad.

Timber

The Partnership’s timber segment is engaged in the selling of standing timber on the Partnership’s properties.

The following is a summary of certain financial information relating to the Partnership’s segments:

	Coal Royalty	Timber	Coal Services	Other	Total
	(in thousands)
For the year ended December 31, 2001
Revenues	$34,121	$1,732	$1,660	$—	$37,513
Operating costs and expenses	6,571	438	672	1,590	9,271
Depreciation and depletion	2,631	8	445	—	3,084

Operating income (loss)	$24,919	$1,286	$543	$(1,590)	$25,158

Interest expense					(7,272)
Interest income					4,904

Income before taxes					$22,790

Total assets	$156,872	$180	$5,586	$—	$162,638
Capital expenditures	33,061	—	608	—	33,669

For the year ended December 31, 2000
Revenues	$26,416	$2,388	$1,385	$—	$30,189
Operating costs and expenses	5,653	453	421	1,800	8,327
Depreciation and depletion	1,741	9	297	—	2,047

Operating income (loss)	$19,022	$1,926	$667	$(1,800)	$19,815

Interest expense					(7,670)
Interest income					4,685
Other income					12

Income before taxes					$16,842

Total assets	$129,862	$188	$5,886	$—	$135,936
Capital expenditures	126	—	359	—	485

For the year ended December 31, 1999
Revenues	$18,420	$1,948	$982	$—	$21,350
Operating costs and expenses	3,253	457	295	1,500	5,505
Depreciation and depletion	1,037	9	223	—	1,269

Operating income (loss)	$14,130	$1,482	$464	$(1,500)	$14,576

Interest expense					(3,980)
Interest income					2,728
Other income					61

Income before taxes					$13,385

Total assets	$104,368	$197	$5,461	$—	$110,026
Capital expenditures	30,016	—	1,845	—	31,861

Operating income is equal to total revenues less operating costs and expenses and depreciation and depletion. Operating income does not include certain other income items, interest expense, interest income and income taxes. Identifiable assets are those assets used in the Partnership’s operations in each segment.

15.    Subsequent Events

In January and February 2002, two of the Partnership’s lessees, Pen Holdings, Inc. (“Pen Holdings”) and AEI Resources, Inc. (“AEI”), filed for bankruptcy protection under Chapter 11 of the U. S. Bankruptcy Code. AEI paid the Partnership $1.2 million of minimum rentals and royalties during 2001. Pen Holdings paid the Partnership $1.2 million of minimum rentals and royalties between May 30, 2001, the effective date of the Pen Holdings lease, and December 31, 2001. AEI has continued to make minimum rental payments due under its leases since its bankruptcy filing, amounting to $145,000 per month in the aggregate. However, on March 4, 2002, Pen Holdings idled operations on its leased property and has not paid any amounts due under its lease during 2002. Pen Holdings has also notified the Partnership that two of its customers have breached their respective contracts to purchase coal from Pen Holdings. As a result, Pen Holdings is asserting that it is excused from payments due under its lease for, at most, a four-month period commencing March 25, 2002 on account of force majeure. Minimum rentals under the Pen Holdings lease are $200,000 per month. The Partnership is continuously evaluating its business alternatives with respect to the AEI and Pen Coal leases and is aggressively pursuing its legal remedies in connection with Pen Holding’s failure to pay amounts due under its lease. Although the Partnership believes that it will collect the amounts past due under the Pen Holdings lease during 2002, and that AEI will continue to make payments due under its leases with it, the Partnership cannot be certain as to the timing or actual amount of revenues it will receive under any of these leases. A reduction in 2002 revenues from AEI and

Pen Holdings will cause a reduction in cash available for distribution to the Partnership’s unitholders in 2002. In that event, however, the Partnership believes it would still be able to pay minimum quarterly distributions on all common and subordinated units in 2002.

Item 9.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part III

Item 10.     Directors and Executive Officers of the General Partner

As is commonly the case with publicly traded limited partnerships, we do not employ any of the persons responsible for managing or operating our business, but instead we reimburses the general partner for its services. The following table sets forth information concerning the directors and executive officers of the general partner. All directors of the general partner are elected, and may be removed, by Penn Virginia Resource GP Corp., its sole member and wholly owned subsidiary of Penn Virginia Corporation.

Name	Age	Position with the General Partner
Peter B. Lilly	53	Chairman of the Board of Directors
A. James Dearlove	54	Chief Executive Officer and Director
John P. DesBarres	60	Director
Keith B. Jarrett	53	Director
James R. Montague	54	Director
Keith D. Horton	48	President, Chief Operating Officer and Director
Nancy M. Snyder	49	Vice President, General Counsel and Director
Frank A. Pici	46	Vice President and Chief Financial Officer
Forrest W. McNair	36	Vice President and Controller

Peter B. Lilly is the Chairman of the Board of Directors of the general partner. He served in various capacities with Kerr McGee Coal Corporation from 1980 to 1991, a company involved in coal operations, including as President from 1989 to 1991. He also served as President of Eastern Associated Coal Corp. from 1991 to 1994, as Executive Vice President of Peabody Holding Company, Inc., a company also involved in coal operations, from 1994 to 1995, and as President and Chief Operating Officer of Peabody Holding Company, Inc. from 1995 to 1998. Since 1998, Mr. Lilly has served as President and Chief Executive Officer of Vulcan Coal Holdings, LLC, a natural resources investment company which focuses its investment activities in western coal operations which present no conflict of interest to the Partnership’s operations. He has served as a director of Penn Virginia Corporation since February 1999 and also serves as a director of Vulcan Coal Holdings, Inc.

A. James Dearlove is the Chief Executive Officer and a Director of the general partner. He has served in various capacities with Penn Virginia Corporation since 1977, including as Vice President from 1986 to 1992, Senior Vice President from 1992 to 1994 and President since 1994. Mr. Dearlove was elected to the board of directors of Penn Virginia Corporation in February 1996 and was appointed Chief Executive Officer of Penn Virginia Corporation in May 1996. He also serves as a director of the Powell River Project and the National Council of Coal Lessors.

John P. DesBarres is a Director of the general partner. He is currently a private investor and leadership consultant residing in Rancho Palos Verdes, California. From 1991 to 1995 he served as the Chairman, President and Chief Executive Officer of Transco Energy Company, an energy company which merged with The Williams Companies, Inc. in 1995. Mr. DesBarres serves as a director of American Electric Power, Inc. (“AEP”) and Texas Eastern Products Pipeline, Inc., the general partner of TEPPCO Partners, LP (“TPP”). He serves as chairman of the Compensation Committee of the AEP Board and serves as a member of the AEP Nuclear Oversight Committee. He also serves as chairman of the TPP Special Committee and serves on the Compensation and Audit Committees of the TPP Board.

Keith B. Jarrett is a Director of the general partner. Since January 2002, Mr. Jarrett has been providing financial expertise in the investment technology area to start-up companies. Prior to January 2002, he served in various capacities with affiliates of The Thompson Corporation, a public company listed on the Toronto and London Stock Exchanges. Mr. Jarrett served as Chief Executive Officer of Thompson Financial Ventures from 1998 to 2001 and as Chief Executive Officer of Thompson Financial International from 1998 to June 2000. The Thompson Financial companies are in the business of selling information and technology solutions to the global banking and securities management industries.

James R. Montague is a Director of the general partner. Since December 2001, Mr. Montague has served as President of AEC Gulf of Mexico, Inc., a subsidiary of Alberta Energy Company, Ltd., which is involved in oil and gas exploration and production. From 1996 to June 2001 he served as President of two subsidiaries of International Paper Company: IP Petroleum Company, an exploration and production oil and gas company, and GCO Minerals Company, a company that manages International Paper Company’s mineral holdings.

Keith D. Horton is the President, Chief Operating Officer and a Director of the general partner. He has served in various capacities with Penn Virginia Corporation since 1981, as Vice President from 1996 to 1999, as Vice President of Eastern Operations from 1999 to 2000 and as Executive Vice President from 2000 to the present. Mr. Horton was elected as Executive Vice President and to the board of directors of Penn Virginia Corporation in December 2000. Mr. Horton serves as Chairman of the Central Appalachian Section of the Society of Mining Engineers. He also serves as a director of the Virginia Mining Association, Powell River Project and Virginia Coal Council.

Nancy M. Snyder is the Vice President, General Counsel and a Director of the general partner. She has served as a Vice President of Penn Virginia Corporation since December 2000 and as its General Counsel and Corporate Secretary since 1997. From 1995 until 1997, Ms. Snyder was in private practice as a sole practitioner in the areas of corporate and securities law.

Frank A. Pici is the Vice President and Chief Financial Officer of the general partner. From 1996 to August 2001, Mr. Pici was Vice President Finance and Chief Financial Officer of Mariner Energy, Inc., an energy company. Prior to 1996, he served in various capacities with Cabot Oil & Gas Corporation, including Director, Internal Audit from 1992 to 1994 and Corporate Controller from 1994 to 1996.

Forrest W. McNair is the Vice President and Controller of the general partner. He has served as a financial reporting manager with Penn Virginia Corporation since September 1998. From May 1997 to September 1998, Mr. McNair was a manager, special projects, and was involved in corporate planning and acquisitions with Southwest Royalties, Inc., a company which primarily deals in oil and gas and real estate, and has a well servicing company. From 1988 to May 1997, Mr. McNair was employed by Decosimo and Company, LLP, a public accounting firm and served as a manager of such company, primarily concentrating in the energy and real estate industries, from 1996 until 1997.

Reimbursement of Expenses of the General Partner

The general partner will not receive any management fee or other compensation for its management of us. The general partner and its affiliates will be reimbursed for all expenses incurred on behalf of us. These expenses include the costs of employee, officer and director compensation and benefits properly allocable to us and all other expenses necessary or appropriate to the conduct of our business and allocable to it. The partnership agreement provides that the general partner will determine the expenses that are allocable to us in any reasonable manner determined by the general partner in its sole discretion.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors of the general partner and persons who own more than ten percent of a registered class of our equity securities to file reports of beneficial ownership and changes in beneficial ownership with the Securities and Exchange Commission and to furnish us with copies of all such reports. We believe that all such filings were made on a timely basis in 2001.

Item 11.     Executive Compensation

We have no executive officers, but we are obligated to reimburse the general partner for compensation paid to the general partner’s executive officers in connection with their operation of our business. We and the general partner were formed in July 2001, but did not commence such compensation reimbursements until after the close of our initial public offering on October 30, 2001. During the year 2001, we reimbursed $33,109 to the general partner for services rendered by A. James Dearlove, the Chief Executive Officer of the general partner. We did not reimburse the general partner in any amount in excess of $100,000 for services rendered to us by any other executive officer during 2001.

Compensation of Directors

Each non-employee director of the general partner receives 4,000 restricted units upon election to the Board, 1,000 common units on the first business day of each year and quarterly cash payments of $3,750 each. Each non-employee director also receives $1,000 for each Board of Directors and committee meeting he attends. Committee Chairmen receive an additional $250 for each meeting they chair.

Long-term Incentive Plan

The general partner adopted the Penn Virginia Resource GP, LLC Long-Term Incentive Plan in October 2001 for employees and directors of the general partner and employees of its affiliates who perform services for us. The long-term incentive plan currently permits the grant of awards covering an aggregate of 300,000 common units. Awards under the long-term incentive plan can be for restricted units, unit options and phantom units. In addition, the 1,000 common units annually granted to non-employee directors are granted under the long-term incentive plan. The plan will be administered by the compensation committee of the general partner’s board of directors.

Our general partner’s board of directors in its discretion may terminate or amend the long-term incentive plan at any time with respect to any units for which a grant has not yet been made. The general partner’s board of directors also has the right to alter or amend the long-term incentive plan or any part of the plan from time to time, including increasing the number of units that may be granted subject to unitholder approval as required by the exchange upon which the common units are listed at that time. However, no change in any outstanding grant may be made that would materially impair the rights of the participant without the consent of the participant.

Restricted Units.    A restricted unit entitles the grantee to receive a common unit upon the vesting of the restricted unit. The General Partner did not grant any restricted units to employees under the long-term incentive plan in 2001. Restricted units vest upon terms established by the committee, but in no case earlier than the conversion to common units of the Partnership’s outstanding subordinated units. In addition, the restricted units will vest upon a change of control of the general partner or Penn Virginia Corporation.

If a grantee’s employment with or membership on the board of directors of the general partner terminates for any reason, the grantee’s restricted units will be automatically forfeited unless, and to the extent, the compensation committee provides otherwise. Common units to be delivered upon the vesting of restricted units may be common units acquired by the general partner in the open market, common units already owned by the general partner, common units acquired by the general partner directly from us or any other person or any combination of the foregoing. The general partner will be entitled to reimbursement by us for the cost incurred in acquiring common units.

Distributions payable with respect to restricted units may, at the committee’s request, be paid directly to the grantee or held by the Company and made subject to a risk of forfeiture during the applicable restriction period.

Unit Options.    The long-term incentive plan also permits the grant of options covering common units. No grants of unit options have been made under the long-term incentive plan. Unit options will have an exercise price that, in the discretion of the committee, may be less than, equal to or more than the fair market value of the units on the date of grant. In general, unit options granted will become exercisable over a period determined by the compensation committee. In addition, the unit options will become exercisable upon a change in control of the general partner or Penn Virginia Corporation.

Upon exercise of a unit option, the general partner will acquire common units in the open market or directly from us or any other person or use common units already owned by the general partner, or any combination of the foregoing. The general partner will be entitled to reimbursement by us for the difference between the cost incurred by the general partner in acquiring these common units and the proceeds received by the general partner from an optionee at the time of exercise. Thus, the cost of the unit options will be borne by us.

Phantom Units.    A phantom unit entitles the grantee to receive a common unit upon the vesting of the phantom unit, or in the discretion of the compensation committee, the cash equivalent of the value of a common unit. The compensation committee will determine the time period over which phantom units granted to employees and directors will vest. In addition, the phantom units will vest upon a change of control of the general partner or Penn Virginia Corporation.

If a grantee’s employment or membership on the board of directors terminates for any reason, the grantee’s phantom units will be automatically forfeited unless, and to the extent, the compensation committee provides otherwise. Common units delivered upon the vesting of restricted units may be common units acquired by the general partner in the open market, common units already owned by the general partner, common units acquired by the general partner directly from us of any other person or any combination of the foregoing. The general partner will be entitled to reimbursement by us for the cost incurred in acquiring common units. The compensation committee, in its discretion, may grant tandem distribution equivalent rights with respect to phantom units.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 8, 2002, the amount and percentage of the Partnership’s units beneficially owned by (i) each person know by us to own beneficially more than 5% of its units, (ii) each director of the general partner, (iii) each executive officer of the general partner and (iv) all executive officers and directors of the general partner as a group.

Name of Beneficial Owner	Common Units		Percentage of Common Units(1)	Subordinated Units	Percentage of Subordinated Units(1)	Percentage of Total Units
Penn Virginia Resource LP Corp.(2)	145,025		1.9	7,135,043	93.3	47.6
Kanawha Rail Corp (2)	10,469		—	514,837	6.7	3.43
Peter B. Lilly	20,500	(3)	—	0	0	—
A. James Dearlove	5,500		—	0	0	—
John P. DesBarres	14,000	(3)	—	0	0	—
James R. Montague	4,500	(3)	—	0	0	—
Keith B. Jarrett	5,000	(3)	—	0	0	—
Keith D. Horton	3,500		—	0	0	—
Nancy M. Snyder	2,500		—	0	0	—
Frank A. Pici	1,500		—	0	0	—
Forrest W. McNair	2,500		—	0	0	—
All directors and executive officers as a group (9 persons)	59,500		—	0	—	—

(1)
Based on 7,649,880 common units issued and outstanding on March 8, 2002 and 7,649,880 subordinated units issued and outstanding on March 8, 2002. Unless otherwise indicated, beneficial ownership is less than 1% of the Partnership’s common units and/or subordinated units.

(2)
Penn Virginia Corporation is the ultimate parent company of Penn Virginia Resource LP Corp. and Kanawha Rail Corp. As such, Penn Virginia Corporation may be deemed to beneficially own the units held by Penn Virginia Resource LP Corp. and Kanawha Rail Corp. which, together, constitute one percent of the Partnership’s common units, and 100% of the Partnership’s subordinated units.

(3)
Includes 4,000 restricted units which are currently subject to a restriction against transfer and an obligation to forfeiture to the general partner upon termination of Board membership for any reason other than death. Such restrictions lapse at the same time and in the same proportion as our outstanding subordinated units are converted to common units during the Subordination Period (as defined in the Partnership’s Amended and Restated Agreement of Limited Partnership). See “Long Term Incentive Plan – Restricted Units.”

Item 13.     Certain Relationships and Related Transactions

We are managed and controlled by our general partner pursuant to our partnership agreement. Under our partnership agreement, the general partner is reimbursed for all direct and indirect expenses it incurs or payments it makes on our behalf. These expenses include salaries, fees and other compensation and benefit expenses of employees, officers and directors, insurance, other administrative or overhead expenses and all other expenses necessary or appropriate to conduct our business. The costs allocated to us by the general partner for administrative services and overhead totaled $926,000 for the period from October 30, 2001 through December 31, 2001.

The partnership agreement provides for incentive distributions payable to the general partner out of the Partnership’s Available Cash (as defined in the partnership agreement) in the event quarterly distributions to unitholders exceed certain specified targets. In general, subject to certain limitations, if a quarterly distribution exceeds a target of $0.55 per common unit, the general partner will receive incentive distributions equal to (i) 15% of that portion of the distribution per common unit which exceeds but is not more than $0.65, plus (ii) 25% of that portion of the quarterly distribution per common unit which exceeds $0.65 but is not more than $0.75, plus (iii) 50% of that portion of the quarterly distribution per common unit which exceeds $0.75. See also “Ownership by and Relationship with Penn Virginia Corporation.”

Part IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following documents are filed as exhibits to this Report on Form 10-K.

(a)	Financial Statements

1.	Financial Statements—The financial statements filed herewith are listed in the Index to Financial Statements on page 36 of this report.

2.	All schedules are omitted because they are not required, inapplicable or the information is included in the consolidated financial statements or the notes thereto.

3.	Exhibits

(1.1)
Underwriting Agreement dated October 24, 2001, among the Partnership, Penn Virginia Resource GP, LLC, Penn Virginia Corporation and Penn Virginia Operating Co., LLC and Lehman Brothers Inc., UBS Warburg LLC, Banc of America Securities, LLC, Dain Rauscher Incorporated and First Union Securities, Inc.

(3.1)†	Certificate of Limited Partnership of Penn Virginia Resource Partners, L.P.

(3.2)†††	Form of First Amended and Restated Agreement of Limited Partnership of Penn Virginia Resource Partners, L.P.

(3.3)†††	Certificate of Formation of Penn Virginia Operating Co., LLC

(3.4)††††	Form of Amended and Restated Limited Liability Company Agreement of Penn Virginia Operating Co., LLC

(3.5)††	Certificate of Formation of Penn Virginia Resource GP, LLC

(3.6) †††	Form of Limited Liability Company Agreement of Penn Virginia Resource GP, LLC

(10.1)†††	Credit Agreement dated October 30, 200, among Penn Virginia Operating Co., LLC, PNC Bank, National Association, as Agent and the other financial institutions party thereto.

(10.2)†††
Contribution and Conveyance Agreement, dated as of September 13, 2001 among Penn Virginia Operating Co., LLC, Penn Virginia Holding Corp., Penn Virginia Resource Holdings Corp., Penn Virginia Resource LP Corp., Penn Virginia Resource GP Corp. and the other parties named therein.

(10.3)†††
Contribution, Conveyance and Assumption Agreement, dated September 14, 2001, among Penn Virginia Resource GP, LLC, Penn Virginia Resource Partners, L.P., Penn Virginia Operating Co., LLC and the other parties named therein

(10.4)†††	Form of Penn Virginia Resource GP, LLC Long-Term Incentive Plan

(10.5)†††	Form of Penn Virginia Resource GP, LLC Short-Term Incentive Plan

(10.6)††††	Omnibus Agreement dated October 30, 2001 among the Partnership, Penn Virginia Corporation, Penn Virginia Resource GP, LLC and Penn Virginia Operating Co., LLC

(10.7) †††
Closing Contribution, Conveyance and Assumption Agreement dated October 30, 2001 among Penn Virginia Operating Co., LLC, Penn Virginia Corporation, Penn Virginia Resource Partners, L.P., Penn Virginia Resource GP, LLC, Penn Virginia Resource LP Corp., Wise LLC, Loadout LLC, PVR Concord, LLC, PVR Lexington LLC, PVR Savannah LLC and Kanawha Rail Corp.

(21.1) †††	List of Subsidiaries of Penn Virginia GP, LLC

(23.1)	Consent of Arthur Andersen LLP

(99.1)	Letter Responsive to Temporary Note 3T to Article 3 of Regulation S-X

†	Previously filed with Form S-1 filed on July 19, 2001.
††	Previously filed with Amendment No. 1 to Form S-1 filed on September 7, 2001.
†††	Previously filed with Amendment No. 2 to form S-1 filed October 4, 2001.
††††	Previously filed with Amendment No. 3 to Form S-1 filed October 16, 2001.

(b)    Reports on Form 8-K

None.