Form 10-Q
period 2002-03-31
PENN VIRGINIA RESOURCE PARTNERS L P
filed 2002-05-15
CIK 1144945

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2002

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________________ to ________________________

Commission File Number 1-16735

PENN VIRGINIA RESOURCE PARTNERS, L.P.
(Exact name of registrant as specified in its charter)

Delaware 23-3087517
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

100 MATSONFORD ROAD SUITE 200
RADNOR, PA 19087
(Address of principal executive offices)	(Zip Code)

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

Yes X No ___________

At April 30, 2002, 7,649,880 common units and 7,649,880 subordinated units were outstanding.

PENN VIRGINIA RESOURCE PARTNERS, L.P.
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME - Unaudited
(in thousands, except per unit data)

	Three Months
	Ended March 31,
	2002	2001
	(Partnership)	(Predecessor)
Revenues:
Coal royalties	$ 8,491	$ 7,333
Coal services	411	500
Timber	582	361
Minimum rentals	870	941
Other	401	412
Total Revenues	10,755	9,547

Operating Costs and Expenses:
Operating expenses	885	833
Taxes other than income	161	188
General and administrative	1,547	1,165
Depreciation, depletion and amortization	895	622
Total Operating Cost and Expenses	3,488	2,808

Operating income	7,267	6,739

Other income (expense):
Interest expense	(383)	-
Interest expense affiliate	-	(2,026)
Interest income	548	309
Interest income affiliate	-	1,089
Income before taxes	7,432	6,111
Income tax expense	-	2,086
Net income	$ 7,432	$ 4,025

General partner's interest in net income	$ 149

Limited partners' interest in net income	$ 7,283

Basic and diluted net income per limited partner unit:
Common	$ 0.48
Subordinated	$ 0.48

Weighted average number of units outstanding:
Common	7,650
Subordinated	7,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

PENN VIRGINIA RESOURCE PARTNERS, L.P.
  CONSOLIDATED AND COMBINED BALANCE SHEETS
(dollars in thousands)

	March 31,	December 31,
	2002	2001
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$ 10,663	$ 8,335
Accounts receivable	1,710	1,607
Current portion of long-term notes receivable	494	483
Other	57	84
Total current assets	12,924	10,509

Property and Equipment	116,479	115,965
Less: Accumulated depreciation and depletion	(12,366)	(11,471)
Total property and equipment	104,113	104,494

Restricted U.S. Treasury Notes	43,387	43,387
Other assets	4,507	4,248

Total assets	$ 164,931	$ 162,638

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable	$ 2	$ 80
Accrued expenses	957	990
Total current liabilities	959	1,070

Deferred income	3,936	3,658
Other liabilities	16	16
Long-term debt secured by U.S. Treasury notes	43,387	43,387

Commitments and contingencies

Partners' capital	116,633	114,507

Total liabilities and partners' capital	$ 164,931	$ 162,638

 The accompanying notes are an integral part of these condensed consolidated financial statements.

PENN VIRGINIA RESOURCE PARTNERS, L.P.
 CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS - Unaudited
(in thousands)

	Three Months
	Ended March 31,
	2002	2001
	(Partnership)	(Predecessor)
Cash flow from operating activities:
Net Income	$ 7,432	$ 4,025
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation, depletion, and amortization	895	622
Gain on sale of property and equipment	-	(26)
Deferred income taxes	-	665
Noncash interest expense	78	896
Changes in operating assets and liabilities	(365)	(303)
Net cash provided by operating activities	8,040	5,879

Cash flows from investing activities:
Payments received on long-term notes receivable	110	109
Advances to affiliate	-	(6,221)
Proceeds from sale of property and equipment	-	65
Capital expenditures	(514)	(109)
Net cash used in investing activities	(404)	(6,156)

Cash flows from financing activities
Repayments of line of credit	-	(111)
Proceeds from borrowings affiliate	-	827
Distributions paid	(5,308)	-
Net cash provided by used in financing activities	(5,308)	716

Net increase in cash and cash equivalents	2,328	439
Cash and cash equivalents-beginning of period	8,335	718
Cash and cash equivalents-end of period	$ 10,663	$ 1,157

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$ -	$ 2,086
Interest	$ 247	$ 2,026

Noncash financing activities
Increase in long-term debt affiliate	$ -	$ 896

The accompanying notes are an integral part of these condensed consolidated financial statements.

PENN VIRGINIA RESOURCE PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

March 31, 2002

1.     ORGANIZATION

    Penn Virginia Resource Partners, L.P. (the "Partnership"), a Delaware limited partnership, was formed in July 2001 to own and operate most of the assets, liabilities and operations of Penn Virginia Corporation's ("Penn Virginia") coal business (the "Predecessor"). The transfer of assets and liabilities to the Partnership from Penn Virginia represented a reorganization of entities under common control and was recorded at historical cost.

    The Partnership, through its wholly owned subsidiary Penn Virginia Operating Co., LLC, enters into leases with various third-party operators that gives those operators the right to mine coal reserves on the Partnership's land in exchange for royalty payments.  The lessees make payments to the Partnership based on the higher of a percentage of the gross sales price or a fixed price per ton of coal they sell, with pre-established minimum monthly or annual payments.  The Partnership also sells timber growing on its land and provides fee-based infrastructure facilities to certain lessees to enhance coal production and to generate additional coal services revenues.

     The Partnership completed its initial public offering of 7,475,000 common units (including underwriter's overallotment) at a price of $21.00 per unit on October 30, 2001.  Total proceeds for the 7,475,000 units were $157.0 million before offering costs and underwriters commissions.  Effective with the closing of an initial public offering, Penn Virginia's wholly owned subsidiaries received 174,880 common units, 7,649,880 subordinated units and a 2% general partner interest in the ownership of the Partnership.  In addition, concurrent with the closing of the initial public offering, the Partnership borrowed $43.4 million under its term loan credit facility with PNC Bank, National Association and other lenders.

    The general partner of the Partnership is Penn Virginia Resource GP, LLC, a wholly owned subsidiary of Penn Virginia.

2.  ACCOUNTING POLICIES

      The accompanying unaudited condensed consolidated and combined financial statements include the accounts of Penn Virginia Resource Partners, L.P. and all wholly-owned subsidiaries.  The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and SEC regulations. These statements involve the use of estimates and judgments where appropriate. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Partnership's consolidated and combined financial statements and footnotes included in the Partnership's December 31, 2001 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.  Certain reclassifications have been made to conform to the current period's presentation.

3.  COMMITMENTS AND CONTINGENCIES

    The operations of our lessees are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. The terms of the Partnerships coal property leases impose liability for all environmental and reclamation liabilities arising under those laws and regulations on the relevant lessees. The lessees are bonded and have indemnified the Partnership against any and all future environmental liabilities. The Partnership regularly visits the coal property leases to monitor their lessees compliance with environmental laws and regulations, as well as reviewing mine activities. Management believes that the Partnerships lessees will be able to comply with existing regulations and does not expect any material impact on its financial condition or results of operations. The Partnership has neither incurred, nor is aware of, any material environmental charges imposed on it related to its coal properties for the periods presented.

    The Partnership is involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, Partnership management believes these claims will not have a material effect on the Partnerships financial position, liquidity or operations.

4.  NET INCOME PER UNIT

    Basic and diluted net income per unit is determined by dividing net income, after deducting the general partner's 2% interest, by the weighted average number of outstanding common units and subordinated units.   At March 31, 2002, there were no potentially dilutive units outstanding.

5. RELATED PARTY TRANSACTION

    Penn Virginia charges its subsidiaries, including the Partnership (successor) and the Penn Virginia Coal Business (predecessor), for certain corporate administrative expenses, which are allocable to its subsidiaries. When allocating general corporate expenses, consideration is given to operating margins, property, and equipment, payroll and general corporate overhead. Any direct costs are charged directly to Penn Virginia. Total corporate administrative expenses charged to the Partnership (successor) and the Penn Virginia Coal Business (predecessor) totaled $0.3 million and  $0.5 million for the three months ended March 31, 2002 and 2001, respectively. These costs are reflected in general and administrative expenses in the accompanying combined statements of income. Management believes the allocation methodologies used are reasonable.

6.  SEGMENT INFORMATION

    Segment information has been prepared in accordance with SFAS No. 131 Disclosure about Segments of an Enterprise and Related Information. The Partnership's coal operations are organized along its natural resource and coal services operations. The Partnership's reportable segments are as follows:

Coal Royalty

    The coal royalty segment is engaged in managing the Partnership's coal properties in the Central Appalachian region of the United States.

Coal Services

    The Partnership's coal services segment consists of fees charged to its lessees for the use of the Partnership unit train loadout facility, coal preparation plants, dock loading facility and short-line railroad.

Timber

    The Partnership's timber segment is engaged in the selling of standing timber on the Partnership's properties.

    The following is a summary of certain financial information relating to the Partnership's segments:

	Coal	Coal
	Royalty	Services	Timber	Consolidated
	(in thousands)
March 31, 2002
Revenues	$ 9,614	$ 559	$ 582	$ 10,755
Operating costs and expenses	2,177	237	179	2,593
Depreciation and depletion	775	117	3	895
Operating income	6,662	205	400	7,267
Interest expense				(383)
Interest income				548
Net income				$ 7,432

Total assets	$ 158,736	$ 6,183	$ 178	$ 165,097
Capital expenditures	$ 106	$ 408	$ -	$ 514

March 31, 2001
Revenues	$ 8,686	$ 500	$ 361	$ 9,547
Operating costs and expenses	1,834	227	125	2,186
Depreciation and depletion	531	89	2	622
Operating income	6,321	184	234	6,739
Interest expense				(2,026)
Interest income				1,398
Income before taxes				$ 6,111

Total assets	$ 135,429	$ 185	$ 6,158	$ 141,772
Capital expenditures	$ 22	$ 87	$ -	$ 109

      Identifiable assets are those assets used in the Partnership's operations in each segment.

7.  NEW ACCOUNTING STANDARDS

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations."  The statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.  We are evaluating the future financial reporting effect of adopting SFAS No. 143 and will adopt the standard effective January 1, 2003.

      Effective January 1, 2002 we adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  This Statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business.  SFAS No. 144 addresses financial accounting and reporting for the impairment of disposal of long-lived assets.  There was no effect on the Partnership's financial position, results of operations or liquidity upon the adoption of the new standard in the first quarter of 2002.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

 Overview

     Penn Virginia Resource Partners, L.P. is a Delaware limited partnership formed by Penn Virginia Corporation in 2001 to acquire the coal properties and related assets of Penn Virginia Corporation.  Effective with the closing of an initial public offering, the ownership of the coal properties and related assets (the Partnership), was held by subsidiaries of Penn Virginia, was transferred to the Partnership in exchange for the ownership interests (common and subordinated units) in the Partnership.  The Partnership completed its initial public offering of 7,475,000 common units at a price of $21.00 per unit on October 30, 2001.  Total proceeds for the 7,475,000 units were $156,975,000 before offering costs and underwriters commissions.

    The Partnership leases coal properties to coal mine operators in exchange for royalty payments. We do not operate any mines. Instead, we enter into long-term leases with experienced, third party coal mine operators for the right to mine coal reserves on our properties in exchange for royalty payments. Our lessees make payments to us based on the higher of a percentage of the gross sales price or a fixed price per ton of coal they sell, with pre-established minimum monthly or annual payments. We generate coal services revenues by providing fee-based coal preparation and transportation facilities to enhance the coal production of certain of our lessees. We also generate timber revenues by selling timber growing on our properties.

    Our reserves are located on the following four properties:

--  the Wise property, located in Wise and Lee Counties, Virginia and Letcher and Harlan Counties, Kentucky;

--  the Coal River property, located in Boone, Fayette, Kanawha, Lincoln and Raleigh Counties, West Virginia;

-- the Spruce Laurel property, located in Boone and Logan Counties, West Virginia; and

--  the Buchanan property, located in Buchanan County, Virginia.

    Our revenues and the profitability of our business are largely dependent on the production of coal from our reserves by our lessees.  The coal royalty revenues we receive are affected by changes in coal prices and our lessees' supply contracts and, to a lesser extent, by fluctuations in the spot market prices for coal. The prevailing price for coal depends on a number of factors, including demand, the price and availability of alternative fuels, overall economic conditions and governmental regulations.

    In addition to our coal royalty revenues, we also generate coal services revenues from fees we charge to our lessees for the use of our coal preparation and transportation facilities, sale of standing timber on our properties and minimum rental payments.

    Operating expenses that we incur in our coal business consist primarily of lease payments on property which we lease from third parties and sublease to our lessees.  Our lease payment obligations vary based on the production from these properties.  Operating expenses also include general lease maintenance, core drilling activities and timber expenses.

    General and administrative expenses primarily relate to salaries, benefits and other personnel costs. In addition, Penn Virginia Corporation has historically charged its subsidiaries for certain corporate general and administrative expenses, including legal, accounting, treasury, information technology and other corporate services. We reimburse our general partner and its affiliates for direct and indirect expenses they incur on our behalf.

    Our critical accounting policies have been disclosed in the 2001 Form 10-K report.

Results of Operations

Three Months Ended March 31, 2002 Compared With Three Months Ended March 31, 2001

    The following table sets forth our revenues, operating expenses and operating statistics for the first quarter ended March 31, 2002 compared with comparable quarter in 2001.

      Three Months
     Ended March 31,

Percentage

	2002	2001
Change

Financial Highlights:	(in thousand except prices)
Revenues:
Coal royalties	$ 8,491	$ 7,333	16%
Coal services	411	500	(18%)
Timber	582	361	61%
Other	1,271	1,353	(6%)
Total revenues	10,755	9,547	13%

Operating Costs and Expenses:
Operating expenses	1,046	1,021	2%
General and administrative	1,547	1,165	33%
Depreciation and depletion	895	622	44%
Total operating costs and expenses	3,488	2,808	24%
Operating income	$ 7,267	$ 6,739	8%

Operating Statistics:

Coal:
Royalty coal tons produced by lessees (tons in thousands)	3,802	3,835	(1%)
Average gross royalties per ton	$ 2.23	$ 1.91	17%

Timber:
Timber sales (Mbf)	3,126	1,850	69%
Average timber sales price per Mbf	$ 174	$ 159	9%

    Revenues. Our combined revenues in the first quarter of 2002 were $10.8 million compared with $9.5 million for the same period in 2001, representing a 13% increase.

    Coal royalty revenues for the quarter ended March 31, 2002 were $8.5 million compared to $7.3 million for the same period in 2001, an increase of $1.2 million, or 16%.  While production remained stable over the respective periods, the average gross royalty per ton received from our lessees increased 17%, from $1.91 to $2.23.  The economic conditions of the coal market in the latter half of 2001 were strong and many of our lessees entered into higher priced long-term contracts during that period.

    Coal services revenue decreased to $0.4 million for the first quarter in 2002 from $0.5 million in 2001, a decrease of $0.1 million or 18%.  The decrease primarily relates to one of our lessees entering into some industrial contracts, which allows a portion of their production to be hauled by truck and by-pass our unit-train loadout facility.

    Timber sales increased to $0.6 million in the first quarter of 2002, from $0.4 million in the comparable 2001 period. Volume sold was 3,126 Mbf in the first quarter of 2002, compared with 1,850 Mbf in 2001. The average realized prices increased from $159 per Mbf in the first quarter of 2001 to $174 per Mbf in the comparable period of 2002.  The increase in volume sold is due to the timing of parcel sales and an increase in the average price received resulted from slightly better geographic and economic conditions.

    Other income remained relatively constant at $1.3 million in the first quarter of 2002, compared with $1.4 million in the comparable 2001 period.  The primary components of other income are forfeited minimums received from the Company's lessees and miscellaneous land rentals.

    Operating Costs and Expenses. Our aggregate operating costs and expenses for the first quarter of 2002 were $3.5 million compared with $2.8 million for the same period in 2001, an increase of $0.7 million, or 24%. The increase in operating costs and expenses primarily relates to increases in general and administrative expenses and depreciation and depletion.

    Operating expenses slightly increased by 2%, to $1.0 million in the first quarter of 2002, compared with 2001.  The expenses incurred in both years are consistent with the amount of coal tons produced by our lessees at $0.28 and $0.27 per ton, respectively.

    General and administrative expenses increased $0.4 million, or 33%, in the first quarter of 2002, compared with the same period of 2001. The increase is primarily attributable to recurring fees and expenses associated with being a public entity, such as director's fees, tax reporting for the partners and auditing fees.

    Depreciation and depletion for the quarter ended March 31, 2002 was $0.9 million compared with $0.6 million for the same period of 2001, an increase of $0.3 million or 44%.  The increase in depreciation and depletion resulted from a significant revision of coal reserves in 2001 and depreciation related to coal services capital projects.

     Interest Expense. Interest expense was $0.4 million for the quarter ended March 31, 2002, compared with $2.0 million for the same period in 2001, a decrease of $1.6 million, or 80%. The decrease is due to the Partnership's repayment of affiliated long-term borrowings in conjunction with the October 2001 initial public offering.  The Partnership historically financed its working capital requirements and capital expenditures with borrowings from an affiliate.

    Interest Income. Interest income was $0.5 million for the quarter ended March 31, 2002, compared with $1.4 million for the same period in 2001, a decrease of $0.9 million, or 64%.  The decrease is primarily due to the existence of a long-term receivable from an affiliate for the period from January 1, 2001 through the closing of the initial public offering in October 2001.  The Partnership historically advanced cash receipts from its operations to the parent company so that it could centrally manage cash funding requirements for its consolidated group. In conjunction with the closing of the initial public offering, the long-term receivable from affiliate was forgiven.

    Income Taxes. No income tax expense was recorded for the quarter ended March 31, 2002, compared with $2.1 million (effective tax rate of 34%) for the same period in 2001.  Subsequent to the initial formation of the Partnership, no provision for income taxes related to the operations of the Partnership is included in the financial statements because, as a Partnership, it is not subject to federal or state income taxes and the tax effect of its activities accrues to the unitholders.

Liquidity and Capital Resources

     Prior to the closing of the initial public offering in October 2001, the Partnership satisfied its working capital requirements and funded its capital expenditures with cash generated from operations and borrowings from affiliates. Henceforth, we believe that cash generated from operations and our borrowing capacity will be sufficient to meet our working capital requirements, anticipated capital expenditures and scheduled debt payments for at least the next several years. Our ability to satisfy our debt service obligations, fund planned capital expenditures, make acquisitions and pay distributions to our unitholders will depend upon our future operating performance, which will be affected by prevailing economic conditions in the coal industry and financial, business and other factors, some of which are beyond our control.

    In January and February 2002, two of our significant lessees, AEI Resources, Inc. ("AEI") and Pen Holdings, Inc. ("Pen Holdings"), filed for bankruptcy protection under Chapter 11 of the U. S. Bankruptcy Code.  AEI has continued to make minimum rental payments due under its leases since its bankruptcy filing.  However, on March 4, 2002, Pen Holdings idled operations on its leased property. Minimum rentals under the Pen Holdings lease are $200,000 per month.  At March 31, 2002, Pen Holdings' net receivable balance totaled $434,000. Subsequent to March 31, 2002, we have collected $314,505 from Pen Holdings against that balance. We are continuously evaluating our business alternatives with respect to these two significant lessees and are aggressively pursuing our legal remedies in connection with Pen Holding's failure to pay amounts due under its lease.  Although we believe that we will collect the amounts past due under the Pen Holdings lease during 2002, and that AEI will continue to make payments due under its leases with us, we cannot be certain as to the timing or actual amount of revenues we will receive under any of these leases.  A reduction in 2002 revenues from AEI and Pen Holdings will cause a reduction in cash available for distribution to our unitholders in 2002.  In that event, however, we believe we would still be able to pay minimum quarterly distributions on all common and subordinated units in 2002.

    Net cash provided by operating activities was $8.0 million for the first quarter of 2002 compared with $5.9 million for the 2001 comparable period.  The increase is primarily due to a 17% increase in the average gross coal royalty per ton, lower interest expense and income taxes due to our change to a master limited partnership structure in late 2001, offset in part by higher operating expenses.

    Net cash used in investing activities was $0.4 million for the three months ended March 31, 2002 compared with $6.1 million for the same period in 2001.  Capital expenditures in the first quarter of 2002 represent $0.5 million of cash used in investing activities, offset by a $0.1 million payment received on a long-term note receivable.  Maintenance capital expenditures accounted for $26,000 of the $0.5 million in capital expenditures for the period and the remainder was attributable to coal and land management projects.

   Net cash provided by (used in) financing activities was ($5.3) million for the first quarter of 2002 compared with $0.7 million in 2001. Cash used in financing activities in the first quarter of 2002 consist of a $5.3 million distribution ($0.34 per unit) to unitholders of record on January 31, 2002.  The distribution represented the pro rata minimum quarterly distribution from October 30, 2001, the closing date of the initial public offering, through December 31, 2001.

    The Partnership has a $50 million unsecured revolving credit facility, which was undrawn as of March 31, 2002.  As part of the credit facility the Partnership has also borrowed an additional $43.4 million in the form of a term loan as of March 31, 2002.  The term loan expires in October 2004 and is secured by restricted U.S. Treasury Notes.  The Partnership has the option to elect interest at (i) LIBOR plus a Euro-rate margin of 0.5 percent, based on certain financial data or (ii) the greater of the prime rate or federal funds rate plus .05 percent.  The financial covenants of the term loan include, but are not limited to, maintaining certain levels of financial leverage, interest coverage and cash flow. We are currently in compliance with all debt covenants.

     Management believes its sources of funding are sufficient to meet short- and long-term liquidity needs not funded by cash flows from operations.

Environmental

    The operations of our lessees are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. The terms of the Partnership's coal property leases impose liability for all environmental and reclamation liabilities arising under those laws and regulations on the relevant lessees. The lessees are bonded and have indemnified the Partnership against any and all future environmental liabilities. The Partnership regularly visits the coal property leases to monitor their lessee's compliance with environmental laws and regulations, as well as reviewing mine activities. Management believes that the Partnership's lessees will be able to comply with existing regulations and does not expect any material impact on its financial condition or results of operations. The Partnership has neither incurred, nor is aware of, any current material environmental charges imposed on it related to its coal properties.

Recent Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations."  The statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.  We are evaluating the future financial reporting effect of adopting SFAS No. 143 and will adopt the standard effective January 1, 2003.

    Effective January 1, 2002 we adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  This Statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations -Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business.  SFAS No. 144 addresses financial accounting and reporting for the impairment of disposal of long-lived assets.  There was no effect on the Partnership's financial position, results of operations or liquidity upon the adoption of the new standard in the first quarter of 2002.

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

     We are also exposed to credit risk if our lessees do not manage their operations well or if there is a significant decline in coal prices.  Lessees may not be able to pay their debts as they become due or our coal royalty revenues could decrease due to decreased production volumes.  In the first quarter of 2002, two of our lessees filed for bankruptcy under Chapter 11.  There is no assurance the bankruptcy filing will not have an adverse impact on our financial position or results of operations.

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

      Such forward-looking statements include, among other things, statements regarding development activities, capital expenditures, acquisitions and dispositions, expected commencement dates of coal mining by the Partnership's lessees, projected quantities of future coal production by the Partnership's lessees producing coal from reserves leased from the Partnership, costs and expenditures as well as projected demand or supply for coal, which will affect sales levels, prices and royalties realized by the Partnership.

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

      Important factors that could cause the actual results of operations or financial condition of Penn Virginia Resource Partners, L.P. to differ include, but are not necessarily limited to:  the cost of finding new coal reserves; the ability to acquire new coal reserves on satisfactory terms; the price for which such reserves can be sold; the volatility of commodity prices for coal; the risks associated with having or not having price risk management programs; the Partnership's ability to lease new and existing coal reserves; the ability of lessees to produce sufficient quantities of coal on an economic basis from the Partnership's reserves; the ability of lessees to obtain favorable contracts for coal produced from the Partnership's reserves; competition among producers in the coal industry generally and in Appalachia in particular; the extent to which the amount and quality of actual production differs from estimated mineable and merchantable coal reserves; unanticipated geological problems; availability of required materials and equipment; the occurrence of unusual weather or operating conditions including force majeure events; the failure of equipment or processes to operate in accordance with specifications or expectations; delays in anticipated start-up dates of coal mining by the Partnership's lessees; environmental risks affecting the mining of coal reserves; the timing of receipt of necessary governmental permits; labor relations and costs; accidents; changes in governmental regulation or enforcement practices, especially with respect to environmental, health and safety matters, including with respect to emissions levels applicable to coal-burning power generators; risks and uncertainties relating to general domestic and international economic (including inflation and interest rates) and political conditions; the experience and financial condition of the Partnership's lessees, including their ability to satisfy their royalty, environmental, reclamation and other obligations to the Partnership and others; changes in financial market conditions; and other risk factors detailed in the Partnership's Securities and Exchange commission filings. Many of such factors are beyond the Partnership's ability to control or predict.  Readers are cautioned not to put undue reliance on forward-looking statements.

        While Penn Virginia Resource Partners, L.P. periodically reassesses material trends and uncertainties affecting the Partnership's results of operations and financial condition in connection with the preparation of Management's Discussion and Analysis of Results of Operations and Financial Condition and certain other sections contained in Penn Virginia Resource Partners, L.P. quarterly, annual or other reports filed with the Securities and Exchange Commission, the Partnership does not intend to review or update any particular forward-looking statement, whether as a  result of new information, future events or otherwise.

PART II     Other information

Item 6. Exhibits and Reports on Form 8-K

(a)        Exhibits

None

(b)        Reports on Form 8-K

No reports on Form 8-K were filed for the quarter ended March 31,2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENN VIRGINIA CORPORATION

Date:	May 15, 2002	By:	/s/ Frank A. Pici
Frank A. Pici, Vice President and
Chief Financial Officer

Date:	May 15, 2002	By:	/s/ Forrest W. McNair
Forrest W. McNair, Vice President and
Principal Accounting Officer

PENN VIRGINIA RESOURCE PARTNERS, L.P.