Form 10-Q
period 2002-06-30
PENN VIRGINIA RESOURCE PARTNERS L P
filed 2002-08-14
CIK 1144945

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2002

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number 1-16735

PENN VIRGINIA RESOURCE PARTNERS, L.P.
(Exact Name of Registrant as Specified in Its Charter)

Delaware		23-3087517
(State or Other Jurisdiction of		(I.R.S. Employer
Incorporation or Organization		Identification No.)

100 MATSONFORD ROAD SUITE 200
RADNOR, PA		19087
(Address of Principal Executive Offices)		(Zip Code)

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

Yes X No__________

At July 30, 2002, 7,649,880 common units and 7,649,880 subordinated units were outstanding.

                                                                                                                                        1

Part I. Financial Information
Item 1. Financial Statements

                                                                    PENN VIRGINIA RESOURCE PARTNERS, L.P.
                                                        CONSOLIDATED AND COMBINED STATEMENTS OF INCOME - Unaudited
                                                                                                (in thousands, except per unit data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2002	2001	2002	2001
	(Partnership)	(Predecessor)	(Partnership)	(Predecessor)
Revenues:
Coal Royalties	$ 6,693	$ 7,928	$ 15,184	$ 15,261
Coal Services	466	516	877	1,016
Timber	499	397	1,081	758
Minimum rentals	30	-	900	941
Other	103	56	504	468
Total Revenues	7,791	8,897	18,546	18,444

Operating costs and expenses:
Operating expenses	446	664	1,331	1,497
Taxes other than income	261	159	422	347
General and administrative	1,537	1,168	3,084	2,333
Depreciation, depletion and amortization	668	649	1,563	1,271
Total Operating Cost and Expenses	2,912	2,640	6,400	5,448

Operating income	4,879	6,257	12,146	12,996

Other income (expense):
Interest expense	(401)	-	(784)	-
Interest expense - affiliate	-	(1,993)	-	(4,019)
Interest income	516	328	1,064	637
Interest income - affiliate	-	1,022	-	2,111
Income before taxes	4,994	5,614	12,426	11,725
Income tax expense	-	1,957	-	4,043
Net Income	$ 4,994	$ 3,657	$ 12,426	$ 7,682

General partner's interest in net income	$ 100		$ 249

Limited partner's interest in net income	$ 4,894		$ 12,177

Basic and diluted net income per limited partner unit:
Common	$ 0.32		$ 0.80
Subordinated	$ 0.32		$ 0.80

Weighted average number of units outstanding:
Common	7,650		7,650
Subordinated	7,650		7,650

                                                        The accompanying notes are an integral part of these consolidated and combined financial statements.

                                                                                                                                                    2

                                                                        PENN VIRGINIA RESOURCE PARTNERS, L.P.
                                                            CONSOLIDATED AND COMBINED BALANCE SHEETS
                                                                                                (in thousands)

	June 30,	December 31,
	2002	2001
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$ 10,143	$ 8,335
Accounts receivable	1,388	1,607
Current portion of long-term note receivable	505	483
Other	41	84
Total current assets	12,077	10,509

Property and Equipment	118,504	115,965
Less: Accumulated depreciation, depletion and amortization	(13,034)	(11,471)
Total property and equipment	105,470	104,494

Restricted U.S. Treasury Notes	43,387	43,387
Other assets	4,410	4,248

Total assets	$ 165,344	$ 162,638

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable	$ 14	$ 80
Accrued expenses	1,245	990
Total current liabilities	1,259	1,070

Deferred income	5,106	3,658
Other liabilities	1,774	16
Long-term debt secured by U.S. Treasury notes	43,387	43,387

Commitments and contingencies

Partners' capital	113,818	114,507

Total liabilities and partners' capital	$ 165,344	$ 162,638

                 The accompanying notes are an integral part of these consolidated and combined financial statements.

                                                                                                                    3

                                                                                        PENN VIRGINIA RESOURCE PARTNERS, L.P.
                                             CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS - Unaudited
                                                                                                              (in thousands)

Three Months

Six Months

	Ended June 30,		Ended June 30,
	2002	2001	2002	2001
	(Partnership)	(Predecessor)	(Partnership)	(Predecessor)
Cash flow from operating activities:
Net Income	$ 4,994	$ 3,657	$ 12,426	$ 7,682
Adjustments to reconcile net income to net
Cash provided by operating activities:
Depreciation, depletion, and amortization	668	649	1,563	1,271
Gain on sale of property and equipment	-	-	-	(26)
Deferred income taxes	-	-	-	665
Noncash interest expense	78	894	156	1,790
Changes in operating assets and liabilities	1,704	233	1,339	(70)
Net cash provided by operating activities	7,444	5,433	15,484	11,312

Cash flows from investing activities:
Payments received on long-term note receivable	109	110	219	219
Advances to affiliate	-	(7,260)	-	(13,481)
Proceeds from sale of property and equipment	-	-	-	65
Capital expenditures	(267)	(33,449)	(781)	(33,558)
Net cash used in investing activities	(158)	(40,599)	(562)	(46,755)

Cash flows from financing activities
Repayments of line of credit	-	-	-	(111)
Proceeds from borrowings - affiliate	-	34,693	-	35,520
Distributions paid	(7,806)	-	(13,114)	-
Net cash provided by (used in) financing activities	(7,806)	34,693	(13,114)	35,409

Net increase (decrease) in cash and cash equivalents	(520)	(473)	1,808	(34)
Cash and cash equivalents - beginning of period	10,663	1,157	8,335	718
Cash and cash equivalents - end of period	$ 10,143	$ 684	$ 10,143	$ 684

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$ -	$ 1,421	$ -	$ 3,507
Interest	$ 416	$ 2,229	$ 663	$ 4,255

Noncash financing activities
Increase in long-term debt affiliate	$ -	$ 894	-	$ 1,790

                                       The accompanying notes are an integral part of these consolidated and combined financial statements.

PENN VIRGINIA RESOURCE PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

June 30, 2002

1.         ORGANIZATION

          Penn Virginia Resource Partners, L.P. (the "Partnership"), a Delaware limited partnership, was formed in July 2001 to own and operate most of the assets, liabilities and operations of Penn Virginia Corporation's ("Penn Virginia") coal business (the "Penn Virginia Coal Business" or "Predecessor"). The transfer of assets and liabilities to the Partnership from Penn Virginia represented a reorganization of entities under common control and was recorded at historical cost.

             The Partnership, through its wholly owned subsidiary, Penn Virginia Operating Co., LLC, enters into leases with various third-party operators which give those operators the right to mine coal reserves on the Partnership's land in exchange for royalty payments.  The lessees make payments to the Partnership based on the higher of a percentage of the gross sales price or a fixed price per ton of coal sold, with pre-established minimum monthly or annual payments.  The Partnership also sells timber growing on its land and provides fee-based infrastructure facilities to certain lessees to enhance coal production and to generate additional coal services revenues.

             The Partnership completed its initial public offering (the "Offering") of 7,475,000 common units (including underwriter's overallotment) at a price of $21.00 per unit on October 30, 2001.  Total proceeds for the 7,475,000 units were $157.0 million before offering costs and underwriters' commissions.  Effective with the closing of the Offering, Penn Virginia's wholly owned subsidiaries received 174,880 common units, 7,649,880 subordinated units and a 2% general partner interest in the ownership of the Partnership.  In addition, concurrent with the closing of the Offering, the Partnership borrowed $43.4 million under its term loan credit facility with PNC Bank, National Association and other lenders.

            The general partner of the Partnership is Penn Virginia Resource GP, LLC, a wholly owned subsidiary of Penn Virginia.

2.      ACCOUNTING POLICIES

         The accompanying unaudited consolidated and combined financial statements include the accounts of Penn Virginia Resource Partners, L.P. and all wholly-owned subsidiaries.  The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and SEC regulations. These statements involve the use of estimates and judgments where appropriate. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Partnership's consolidated and combined financial statements and footnotes included in the Partnership's December 31, 2001 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.  Certain reclassifications have been made to conform to the current year presentation.

3.      COMMITMENTS AND CONTINGENCIES

          The operations of our lessees are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. The terms of the Partnership's coal property leases impose liability for all environmental and reclamation liabilities arising under those laws and regulations on the relevant lessees. The lessees are bonded and generally have indemnified the Partnership against any and all future environmental liabilities. Management believes that the Partnership's lessees are and will continue to be able to comply with existing environmental laws and regulations and does not expect any material impact on the Partnership's financial condition or results of operations as a result of any non-compliance.

       The Partnership is involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, Partnership management believes these claims will not have a material effect on the Partnerships financial position, liquidity or operations.

  4.      NET INCOME PER UNIT

            Basic and diluted net income per unit is determined by dividing net income, after deducting the general partner's 2% interest, by the weighted average number of outstanding common units and subordinated units.   At June 30, 2002, there were no potentially dilutive units outstanding.

5.     RELATED PARTY TRANSACTION

        Penn Virginia charges the Partnership (successor) and the Penn Virginia Coal Business (predecessor), for certain corporate administrative expenses, which are allocable to its subsidiaries. When allocating general corporate expenses, consideration is given to operating margins, property, and equipment, payroll and general corporate overhead. Any direct costs are charged directly to Penn Virginia. Total corporate administrative expenses charged to the Partnership (successor) and the Penn Virginia Coal Business (predecessor) totaled $0.3 million and  $0.6 million for the three months ended June 30, 2002 and 2001, respectively, and $0.6 million and $1.1 million for the six months ended June 30, 2002 and 2001. These costs are reflected in general and administrative expenses in the accompanying combined statements of income. Management believes the allocation methodologies used are reasonable.

6.      SEGMENT INFORMATION

         Segment information has been prepared in accordance with Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosure about Segments of an Enterprise and Related Information." The Partnership's coal operations are organized along its natural resource and coal services operations. The Partnership's reportable segments are as follows:

Coal Royalty

        The coal royalty segment includes management of the Partnership's coal properties in the Central Appalachian region of the United States.

Coal Services

        The Partnership's coal services segment consists of fees charged to its lessees for the use of the Partnership's unit train loadout facility, coal preparation plants, dock loading facility and short-line railroad.

Timber

        The Partnership's timber segment consists of the selling of standing timber on the Partnership's properties.

        The following is a summary of certain financial information relating to the Partnership's segments:

	Coal	Coal
	Royalty	Services	Timber	Consolidated
	(in thousands)
For the Six Months Ended June 30, 2002:
Revenues	$ 16,322	$ 1,143	$ 1,081	$ 18,546
Operating costs and expenses	4,069	442	326	4,837
Depreciation and depletion	1,323	234	6	1,563
Operating income	10,930	467	749	12,146
Interest expense				(784)
Interest income				1,064
Net income				$ 12,426

Total assets	$ 158,391	$ 6,778	$ 175	$ 165,344
Capital expenditures	$ 129	$ 652	$ -	$ 781

For the Six Months Ended June 30, 2001:
Revenues	$ 16,670	$ 1,016	$ 758	$ 18,444
Operating costs and expenses	3,704	343	130	4,177
Depreciation and depletion	1,106	160	5	1,271
Operating income	11,860	513	623	12,996
Interest expense				(4,019)
Interest income				2,748
Income before taxes				$ 11,725

Total assets	$ 175,785	$ 5,260	$ 183	$ 181,228
Capital expenditures	$ 33,300	$ 258	$ -	$ 33,558

7.      NEW ACCOUNTING STANDARDS

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations."  The statement requires entities to record a liability relating to the retirement and removal of assets used in their business.  The liability is discounted to its present value, and the related asset value is increased by the amount of the resulting liability.  Over the life of the asset, the liability will be accreted to its future value and eventually extinguished when the asset is taken out of service.  The provisions of this Statement are effective for fiscal years beginning after June 15, 2002.  We are currently evaluating the effects of this pronouncement.

          In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections."  This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of income taxes.  As a result, the criteria in Accounting Principles Board Opinion ("APB") 30 will now be used to classify those gains and losses.  Any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified.  The provisions of this Statement are effective for fiscal years beginning after January 1, 2003.  We are currently evaluating the effects of this pronouncement.

          In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."  This Statement requires the recognition of costs associated with exit or disposal activities when such costs are incurred rather than at the date of a commitment to an exit or disposal plan.  The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002.  We are currently evaluating the effects of this pronouncement.

Item 2.   Management's  Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Penn Virginia Resource Partners, L.P. is a Delaware limited partnership formed by Penn Virginia Corporation ("Penn Virginia") in 2001 to acquire the coal properties and related assets of Penn Virginia.  Effective with the closing of an initial public offering (the "Offering"), the coal properties and related assets previously held by subsidiaries of Penn Virginia, were transferred to the Partnership in exchange for the ownership interests (common and subordinated units) in the Partnership.  The Partnership completed the Offering of 7,475,000 common units at a price of $21.00 per unit on October 30, 2001.  Total proceeds for the 7,475,000 units were $156,975,000 before offering costs and underwriters' commissions.

        The Partnership enters into long-term leases with experienced, third party coal mine operators for the right to mine coal reserves on our properties in exchange for royalty payments. Our lessees make payments to us based on the higher of a percentage of the gross sales price or a fixed price per ton of coal sold, with pre-established minimum monthly or annual payments. We generate coal services revenues by providing fee-based coal preparation and transportation facilities to enhance the coal production of certain of our lessees. We also generate timber revenues by selling timber growing on our properties.  We do not operate any mines.

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

Results of Operations

Three Months Ended June 30, 2002 Compared With Three Months Ended June 30, 2001.

        The following table sets forth our revenues, operating expenses and operating statistics for the quarter ended June 30, 2002 compared with the same period in 2001.

    Three Months      Ended June 30,

Percentage

	2002	2001
Change

Financial Highlights:	(in thousands except prices)
Revenues:
Coal royalties	$ 6,693	$ 7,928	(16%)
Coal services	466	516	(10%)
Timber	499	397	26%
Other	133	56	138%
Total revenues	7,791	8,897	(12%)

Operating costs and expenses:
Operating expenses	707	823	(14%)
General and administrative	1,537	1,168	32%
Depreciation and depletion	668	649	3%
Total operating costs and expenses	2,912	2,640	10%

Operating income

	4,879	6,257	(22%)

Interest income	516	1,350	(62%)
Interest expense	(401)	(1,993)	(80%)

Income before taxes

	4,994	5,614	(11%)
Income tax expense	-	1,957	(100%)

Net Income

	$ 4,994	$ 3,657	37%
Operating Statistics:

Coal:
Royalty coal tons produced by lessees (tons in thousands)	3,096	3,716	(17%)
Average gross royalties per ton	$ 2.16	$ 2.13	1%

Timber:
Timber sales (Mbf)	2,676	2,124	26%
Average timber sales price per Mbf	$ 177	$ 154	15%

        Revenues. Our revenues in the second quarter of 2002 were $7.8 million compared with $8.9 million for the same period in 2001, representing a 12% decrease.  Coal royalty revenues for the three months ended June 30, 2002 were $6.7 million compared to $7.9 million for the same period in 2001, a decrease of $1.2 million, or 16%.  While the average gross royalties per ton remained stable over the respective periods, the production from our lessees decreased 17%.  The 0.6 million tonnage decrease in lessee production was primarily due to a reduction in general market demand for coal.  The majority of our lessees experienced reduced production for the comparable periods.

        Coal services revenue remained relatively stable at $0.5 million for the three months ended June 30, 2002 and 2001.

        Timber revenues increased to $0.5 million for the three months ended June 30, 2002 from $0.4 million for the same period in 2001, an increase of 26%.  Volume sold was 2,676 Mbf in the second quarter of 2002, compared with 2,124 Mbf for the same period in 2001. The average realized prices increased from $154 per Mbf in the second quarter of 2001 to $177 per Mbf in the comparable period of 2002.  The increase in volume sold was due to the timing of parcel sales and an increase in the average price received resulting from slightly better geographic and economic conditions.

        Other income remained relatively constant at $0.1 million for the three months ended June 30, 2002 and 2001.  The primary components of other income are forfeited minimums received from the Partnership's lessees and miscellaneous land rentals.

        Operating Costs and Expenses. Our aggregate operating costs and expenses for the second quarter of 2002 were $2.9 million, compared with $2.6 million for the same period in 2001, an increase of $0.3 million, or 10%. The increase in operating costs and expenses related primarily to an increase in general and administrative expenses.

        Operating expenses decreased by 14%, to $0.7 million in the second quarter of 2002, compared with $0.8 million in the same period of 2001.  The expenses incurred in both years were consistent with the amount of coal tons produced by our lessees at $0.23 and $0.22 per ton, respectively.

        General and administrative expenses increased $0.4 million, or 32%, in the second quarter of 2002, compared with the same period of 2001. The increase was primarily attributable to recurring fees and expenses associated with being a public entity, such as director's fees, tax reporting for the partners and fees for professional services.

        Depreciation and depletion for the quarter ended June 30, 2002 was $0.7 million compared with $0.6 million for the same period of 2001, an increase of 3%.  The increase in depreciation and depletion resulted from a revision of coal reserves in 2001 and depreciation related to coal services capital projects.

         Interest Expense. Interest expense was $0.4 million for the quarter ended June 30, 2002, compared with $2.0 million for the same period in 2001, a decrease of $1.6 million, or 80%. The decrease was due to the Partnership's repayment of affiliated long-term borrowings in connection with the October 2001 initial public offering.  The Partnership historically financed its working capital requirements and capital expenditures with borrowings from an affiliate.

        Interest Income. Interest income was $0.5 million for the quarter ended June 30, 2002, compared with $1.4 million for the same period in 2001, a decrease of 62%.  The decrease was primarily due to the existence of a long-term receivable from an affiliate for the period from January 1, 2001 through the closing of the initial public offering in October 2001.  The Partnership historically advanced cash receipts from its operations to the parent company so that it could centrally manage cash funding requirements for its consolidated group. In conjunction with the closing of the initial public offering, the long-term receivable from affiliate was forgiven.

        Income Taxes. No income tax expense was recorded for the quarter ended June 30, 2002, compared with $2.0 million for the same period in 2001.   Subsequent to the initial formation of the Partnership, no provision for income taxes related to the operations of the Partnership was included in the financial statements because, as a Partnership, it is not subject to federal or state income taxes and the tax effect of its activities accrues to the unitholders.

Results of Operations

 Six Months Ended June 30, 2002 Compared With Six Months Ended June 30, 2001.

         The following table sets forth our revenues, operating expenses and operating statistics for the second quarter ended June 30, 2002 compared with the same period in 2001.

    Six Months      Ended June 30,
			Percentage
	2002	2001
Change

Financial Highlights:	(in thousands except prices)
Revenues:
Coal royalties	$ 15,184	$ 15,261	(1%)
Coal services	877	1,016	(14%)
Timber	1,081	758	43%
Other	1,404	1,409	-
Total revenues	18,546	18,444	1%

Operating costs and expenses:
Operating expenses	1,753	1,844	(5%)
General and administrative	3,084	2,333	32%
Depreciation and depletion	1,563	1,271	23%
Total operating costs and expenses	6,400	5,448	17%

Operating income

	12,146	12,996	(7%)

Interest income	1,064	2,748	(61%)
Interest expense	(784)	(4,019)	(80%)

Income before taxes

	12,426	11,725	6%
Income tax expense	-	4,043	(100%)

Net Income

	$ 12,426	$ 7,682	62%
Operating Statistics:

Coal:
Royalty coal tons produced by lessees (tons in thousands)	6,898	7,551	(9%)
Average gross royalties per ton	$ 2.20	$ 2.02	9%

Timber:
Timber sales (Mbf)	5,802	3,974	46%
Average timber sales price per Mbf	$ 175	$ 157	11%

        Revenues. Our revenues for the six months ended June 30, 2002 were $18.5 million compared with $18.4 million for the same period in 2001, a 1% increase.  Coal royalty revenues for the first half of 2002 were $15.2 million compared to $15.3 million for the same period in 2001, a decrease of $0.1 million, or 1%.  While the average gross royalties per ton increased by 9% over the respective periods, the production from our lessees decreased 9%.  The majority of our lessees experienced reduced production for the comparable periods which accounted for the 0.7 million tonnage decrease.  Although lessee production decreased due to a reduction in general market demand for coal, the average gross royalty received was higher because many of our lessees entered into higher priced long-term contracts in the last half of 2001.

        Coal services revenue decreased to $0.9 million in the first half of 2002 from $1.0 million for the comparable period of 2001, representing a 14% decrease.  The decrease related primarily to one of our lessees entering into industrial contracts, which allows a portion of its production to be hauled by truck and by-pass our unit-train loadout facility.

     Timber revenues increased to $1.1 million for the six months ended June 30, 2002 from $0.8 million for the same period in 2001, an increase of 43%.  Volume sold was 5,802 Mbf in the first half of 2002, compared with 3,974 Mbf for the same period in 2001. The increase in volume sold was due to the timing of parcel sales.

        Other income remained relatively constant at $1.4 millionfor the six months ended June 30, 2002 and 2001.  The primary components of other income are forfeited minimums received from our lessees and miscellaneous land rentals.

        Operating Costs and Expenses. Our aggregate operating costs and expenses for the first half of 2002 were $6.4 million, compared with $5.4 million for the same period in 2001, an increase of $1.0 million, or 17%. The increase in operating costs and expenses primarily related to increases in general and administrative expenses.

        Operating expenses remained relatively stable at $1.8 million for the six months ended June 30, 2002 and 2001.  The expenses incurred in both years were consistent with the amount of coal tons produced by our lessees at $0.25 and $0.24 per ton, respectively.

        General and administrative expenses increased $0.8 million, or 32%, in the first half of 2002, compared with the same period of 2001. The increase was primarily attributable to recurring fees and expenses associated with being a public entity, such as director's fees, tax reporting for the partners and fees for professional services.

        Depreciation and depletion for the six months ended June 30, 2002 was $1.6 million compared with $1.3 million for the same period of 2001, an increase of 23%.  The increase in depreciation and depletion resulted from a downward revision of coal reserves in 2001 and depreciation related to coal services capital projects.

        Interest Income. Interest income was $1.1 million for the six months ended June 30, 2002, compared with $2.7 million for the same period in 2001, a decrease of 61%.  The decrease was primarily due to the existence of a long-term receivable from an affiliate for the period from January 1, 2001 through the closing of the initial public offering in October 2001.  The Partnership historically advanced cash receipts from its operations to the parent company so that it could centrally manage cash funding requirements for its consolidated group. In conjunction with the closing of the initial public offering, the long-term receivable from affiliate was forgiven.

        Interest Expense. Interest expense was $0.8 million for the six months ended June 30, 2002, compared with $4.0 million for the same period in 2001, a decrease of $3.2 million, or 80%. The decrease was due to the Partnership's repayment of affiliated long-term borrowings in conjunction with the October 2001 initial public offering.  The Partnership historically financed its working capital requirements and capital expenditures with borrowings from an affiliate.

         Income Taxes. No income tax expense was recorded for the first half of 2002, compared with $4.0 million for the same period in 2001.   Subsequent to the initial formation of the Partnership, no provision for income taxes related to the operations of the Partnership was included in the financial statements because, as a Partnership, it is not subject to federal or state income taxes and the tax effect of its activities accrues to the unitholders.

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

        In January and February 2002, two of our significant lessees filed for bankruptcy protection under Chapter 11 of the U. S. Bankruptcy Code.  One of the lessees, Horizon Resources (formerly AEI Resources, Inc.) has reorganized, is no longer in bankruptcy, and has made all payments to us as required by its lease.  The other lessee, Pen Holdings, Inc., remains in bankruptcy and has paid all required post-petition minimum rental payments through June 30, 2002.  Pen Holdings must determine whether to accept or reject the lease by August 31, 2002.  We continue to evaluate our business alternatives with respect to this lessee and we cannot be certain as to the timing or actual amount of future revenues we will receive from this lessee.  A reduction in 2002 cash received from these lessees will cause a reduction in cash available for distribution to our unitholders in 2002; however, we believe we will be able to pay minimum quarterly distributions on all common and subordinated units.

     Net cash provided by operating activities was $15.5 million for the first half of 2002 compared with $11.3 million for the 2001 comparable period.  The increase was primarily due to lower interest expense and income taxes due to our change to a master limited partnership structure in late 2001, offset in part by lower interest income.

      Net cash used in investing activities was $0.6 million for the six months ended June 30, 2002 compared with $46.8 million for the same period in 2001.  Capital expenditures in the first half of 2002 represent $0.8 million of cash used in investing activities, offset by a $0.2 million payment received on a long-term note receivable.  Maintenance capital expenditures accounted for $49,000 of the $0.8 million in capital expenditures for the period and the remainder was attributable to coal and land management projects.

      Net cash provided by (used in) financing activities was ($13.1) million for the first half of 2002 compared with $35.4 million in 2001. Cash used in financing activities in the first half of 2002 consists of a $13.1 million in distributions ($0.84 per unit) to unitholders.  The distributions represented a pro rata minimum quarterly distribution of $0.34 per unit paid in February of 2002 and a minimum quarterly distribution of $0.50 per unit paid in May 2002.

        The Partnership has a credit agreement expiring in October 2004 comprised of a $50 million unsecured revolving credit loan (the "Partnership Revolver"), which was undrawn as of June 30, 2002, and a term loan secured by restricted U.S. Treasury Notes, which was fully drawn in the amount of $43.4 million as of June 30, 2002.  The Partnership Revolver includes the option to elect interest at (i) LIBOR plus a Euro-rate margin ranging from 1.25 percent to 1.75 percent, based on certain financial data or (ii) the greater of the prime rate or federal funds rate plus 0.5 percent.  The Partnership has the option to elect interest on the term loan at (i) LIBOR plus a Euro-rate margin of 0.5 percent, based on certain financial data or (ii) the greater of the prime rate or federal funds rate plus 0.5 percent.  The financial covenants of the Partnership's credit agreement include, but are not limited to, maintaining: (i) a ratio of not more than 2.5:1.0 of total debt to consolidated EBITDA (as defined by the credit agreements) and (ii) a ratio of not less than 4.00:1.00 of consolidated EBITDA to fixed charges.   The Partnership is currently in compliance with all of its covenants.

        Management believes its sources of funding are sufficient to meet short- and long-term liquidity needs not funded by cash flows from operations.

Legal and Environmental

        Mountaintop Removal Litigation.  On May 8, 2002, the United States District Court for the Southern District of West Virginia ruled that Section 404 of the Clean Water Act does not permit placement of coal overburden, which the Court described as "waste," in waters of the United States.  This decision currently makes it virtually impossible for coal mining operators to obtain permits for valley fills in West Virginia.  While we are not a party to this litigation, virtually all mining operators, including our lessees, use valley fills to dispose of excess mining materials.  Accordingly, the coal mining industry, including the mining operations of our lessees, could be significantly adversely affected if this ruling is not overturned or legislation is not passed which limits its impact.  The ruling has been appealed to the United States Fourth Circuit Court of Appeals.

        Legislation of Weight.  Upon receiving a report and recommendations from the Truck Safety Task Force, West Virginia Governor Wise called a special session of the legislature in July 2002 to approve legislation addressing the weight limits of trucks transporting coal.  After four days of debate and the adoption of an amendment to the Governor's proposed bill, which would have lowered the proposed 120,000 pound weight limit back to the current 80,000 pound limit, the legislature adjourned without taking any action on the matter.  This issue remains controversial in West Virginia and will most likely be the subject of future legislative proposals.  If trucking weight limits are not increased, our lessee's costs of transportation will increase, which could have an adverse effect on our revenues and our lessees' ability to increase production on our properties.

         Environmental. The operations of our lessees are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. The terms of the Partnership's coal property leases impose liability for all environmental and reclamation liabilities arising under those laws and regulations on the relevant lessees. The lessees are bonded and generally have indemnified the Partnership against any and all future environmental liabilities. Management believes that the Partnership's lessees will be able to comply with existing regulations and does not expect any material impact on its financial condition or results of operations as a result of non-compliance.

  Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations."  The statement requires entities to record a liability relating to the retirement and removal of assets used in their business.  The liability is discounted to its present value, and the related asset value is increased by the amount of the resulting liability.  Over the life of the asset, the liability will be accreted to its future value and eventually extinguished when the asset is taken out of service.  The provisions of this Statement are effective for fiscal years beginning after June 15, 2002.  We are currently evaluating the effects of this pronouncement.

          In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections."  This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of income taxes.  As a result, the criteria in Accounting Principles Board Opinion ("APB") 30 will now be used to classify those gains and losses.  Any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified.  The provisions of this Statement are effective for fiscal years beginning after January 1, 2003.  We are currently evaluating the effects of this pronouncement.

          In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."  This Statement requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002.  We are currently evaluating the effects of this pronouncement.

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

        Such forward-looking statements include, among other things, statements regarding development activities, capital expenditures, acquisitions and dispositions, expected commencement dates of coal mining by the Partnership's lessees, projected quantities of future coal production by the Partnership's lessees producing coal from reserves leased from the Partnership and costs and expenditures as well as projected demand or supply for coal, all of which may affect sales levels, prices and royalties realized by the Partnership.

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

        Important factors that could cause the actual results of operations or financial condition of Penn Virginia Resource Partners, L.P. to differ materially from those expressed or implied in the forward-looking statements include, but are not limited to:  the cost of finding new coal reserves; the ability to acquire new coal reserves on satisfactory terms; the price for which such reserves can be sold; the volatility of commodity prices for coal; the risks associated with having or not having price risk management programs; the Partnership's ability to lease new and existing coal reserves; the ability of lessees to produce sufficient quantities of coal on an economic basis from the Partnership's reserves; the ability of lessees to obtain favorable contracts for coal produced from the

Partnership's reserves; competition among producers in the coal industry generally and in Appalachia in particular; the extent to which the amount and quality of actual production differs from estimated mineable and merchantable coal reserves; unanticipated geological problems; availability of required materials and equipment; the occurrence of unusual weather or operating conditions including force majeure events; the failure of equipment or processes to operate in accordance with specifications or expectations; delays in anticipated start-up dates of coal mining by the Partnership's lessees; environmental risks affecting the mining of coal reserves; the timing of receipt of necessary governmental permits; labor relations and costs; accidents; changes in governmental regulation or enforcement practices, especially with respect to environmental, health and safety matters, including with respect to emissions levels applicable to coal-burning power generators; risks and uncertainties relating to general domestic and international economic (including inflation and interest rates) and political conditions; the experience and financial condition of  the Partnership's lessees, including their ability to satisfy their royalty, environmental, reclamation and other obligations to the Partnership and others; changes in financial market conditions; and other risk factors detailed in the Partnership's Securities and Exchange commission filings. Many of such factors are beyond the Partnership's ability to control or predict.  Readers are cautioned not to put undue reliance on forward-looking statements.

        While the Partnership periodically reassesses material trends and uncertainties affecting the Partnership's results of operations and financial condition in connection with the preparation of Management's Discussion and Analysis of Results of Operations and Financial Condition and certain other sections contained in the Partnership's quarterly, annual or other reports filed with the Securities and Exchange Commission, the Partnership does not undertake any obligation to review or update any particular forward-looking statement, whether as a  result of new information, future events or otherwise.

PART II     Other information

Item 6. Exhibits and Reports on Form 8-K

(a)         Exhibits

99.1    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)        Reports on Form 8-K

On May 3, 2002, Penn Virginia Resource Partners, L.P. filed a report on Form 8-K.  The report involved the dismissal of Arthur Andersen LLP, and the engagement of KPMG LLP, as the Partnership's independent public accountants for the year ending December 31, 2002.  The Form 8-K was filed under Item 4. Changes in Registrant's Certifying Accountants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENN VIRGINIA RESOURCE PARTNERS, L.P.

Date:	August 14, 2002	By:	/s/ Frank A. Pici
Frank A. Pici, Vice President and
Chief Financial Officer

Date:	August 14, 2002	By:	/s/ Forrest W. McNair
Forrest W. McNair, Vice President and
Controller

                                                                            17

                                                         PENN VIRGINIA RESOURCE PARTNERS, L.P.