Form 10-Q
period 2002-09-02
PENN VIRGINIA RESOURCE PARTNERS L P
filed 2002-11-01
CIK 1144945

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 2002

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________	to

Commission File Number 1-16735

PENN VIRGINIA RESOURCE PARTNERS, L.P.
(Exact Name of Registrant as Specified in Its Charter)

Delaware		23-3087517
(State or Other Jurisdiction of		(I.R.S. Employer
Incorporation or Organization		Identification No.)

100 MATSONFORD ROAD SUITE 200
RADNOR, PA		19087
(Address of Principal Executive Offices)		(Zip Code)

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

		Yes	X	No________

At October 30, 2002, 7,649,880 common units and 7,649,880 subordinated units were outstanding.

                                                        PENN VIRGINIA RESOURCE PARTNERS, L.P.
                                                                                            INDEX

Part I. Financial Information

 Item 1. Financial Statements

                                                                                   PENN VIRGINIA RESOURCE PARTNERS, L.P.
                                               CONSOLIDATED AND COMBINED STATEMENTS OF INCOME - Unaudited
                                                                                                (in thousands, except unit data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2002	2001	2002	2001
	(Partnership)	(Predecessor)	(Partnership)	(Predecessor)
Revenues:
Coal Royalties	$ 8,253	$ 9,154	$ 23,437	$ 24,415
Coal Services	476	351	1,353	1,367
Timber	360	358	1,441	1,116
Minimum rentals	1,079	-	1,979	941
Other	236	111	740	579
Total Revenues	10,404	9,974	28,950	28,418

Operating costs and expenses:
Operating	555	716	1,886	2,213
Taxes other than income	241	131	663	478
General and administrative	1,574	1,338	4,658	3,671
Depreciation, depletion and amortization	995	845	2,558	2,116
Total Operating Cost and Expenses	3,365	3,030	9,765	8,478

Operating income	7,039	6,944	19,185	19,940

Other income (expense):
Interest expense	(465)	-	(1,249)	-
Interest expense - affiliate	-	(2,306)	-	(6,325)
Interest income	504	314	1,568	951
Interest income - affiliate	-	1,094	-	3,205
Income before taxes	7,078	6,046	19,504	17,771
Income tax expense	-	2,107	-	6,150

Net Income	$ 7,078	$ 3,939	$ 19,504	$ 11,621

General partner's interest in net income	$ 142		$ 390

Limited partner's interest in net income	$ 6,936		$ 19,114

Basic and diluted net income per limited partner unit:
Common	$ 0.45		$ 1.25
Subordinated	$ 0.45		$ 1.25

Weighted average number of units outstanding:
Common	7,650		7,650
Subordinated	7,650		7,650

                                        The accompanying notes are an integral part of these consolidated and combined financial statements.

                                                                                      PENN VIRGINIA RESOURCE PARTNERS, L.P.
                                                                            CONSOLIDATED AND COMBINED BALANCE SHEETS
                                                                                                             (in thousands)

	September 30,	December 31,
	2002	2001
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$ 9,577	$ 8,335
Accounts receivable	2,359	1,607
Current portion of long-term note receivable	516	483
Other	18	84
Total current assets	12,470	10,509

Property and Equipment	130,596	115,965
Less: Accumulated depreciation, depletion and amortization	(14,022)	(11,471)
Total property and equipment	116,574	104,494

Restricted U.S. Treasury Notes	31,387	43,387
Other assets	4,278	4,248

Total assets	$ 164,709	$ 162,638

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable	$ 13	$ 80
Accrued expenses	1,113	990
Total current liabilities	1,126	1,070

Deferred income	5,398	3,658
Other liabilities	1,705	16
Long-term debt secured by U.S. Treasury notes	31,387	43,387
Long-term debt	12,000	-

Commitments and contingencies	-	-

Partners' capital	113,093	114,507

Total liabilities and partners' capital	$ 164,709	$ 162,638

                                  The accompanying notes are an integral part of these consolidated and combined financial statements.

                                                                                              PENN VIRGINIA RESOURCE PARTNERS, L.P.
                                                      CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS - Unaudited
                                                                                                                     (in thousands)

Three Months

Nine Months

	Ended September 30,		Ended September 30,
	2002	2001	2002	2001
	(Partnership)	(Predecessor)	(Partnership)	(Predecessor)
Cash flow from operating activities:
Net Income	$ 7,078	$ 3,939	$ 19,504	$ 11,621
Adjustments to reconcile net income to net
Cash provided by operating activities:
Depreciation, depletion, and amortization	995	845	2,558	2,116
Gain on sale of property and equipment	(9)	(38)	(9)	(64)
Deferred income taxes	-	(171)	-	494
Noncash interest expense	78	745	234	2,535
Changes in operating assets and liabilities	(923)	(69)	416	(139)
Net cash provided by operating activities	7,219	5,251	22,703	16,563

Cash flows from investing activities:
Payments received on long-term note receivable	110	110	329	329
Advances to affiliate	-	(7,603)	-	(21,084)
Proceeds from sale of property and equipment	15	37	15	102
Sale of U. S. Treasury notes	12,000	-	12,000	-
Capital expenditures	(12,106)	(161)	(12,887)	(33,719)
Net cash provided by (used in) investing Activities	19	(7,617)	(543)	(54,372)

Cash flows from financing activities
Repayments of line of credit	-	-	-	(111)
Proceeds from borrowings - affiliate	-	2,564	-	38,084
Distributions paid	(7,804)	-	(20,918)	-
Net cash provided by (used in) financing activities	(7,804)	2,564	(20,918)	37,973

Net increase (decrease) in cash and cash equivalents	(566)	198	1,242	164
Cash and cash equivalents - beginning of period	10,143	684	8,335	718
Cash and cash equivalents - end of period	$ 9,577	$ 882	$ 9,577	$ 882

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$ -	$ 2,278	$ -	$ 5,656
Interest	$ 394	$ 2,306	$ 1,057	$ 6,561

Noncash financing activities
Increase in long-term debt - affiliate	$ -	$ 745	-	$ 2,535

                                             The accompanying notes are an integral part of these consolidated and combined financial statements.

PENN VIRGINIA RESOURCE PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - Unaudited

September 30, 2002

1.         ORGANIZATION

            Penn Virginia Resource Partners, L.P. (the "Partnership"), a Delaware limited partnership, was formed in July 2001 to own and operate substantially all of the assets, liabilities and operations of Penn Virginia Corporation's ("Penn Virginia") coal business (the "Penn Virginia Coal Business"). The transfer of assets and liabilities to the Partnership from Penn Virginia represented a reorganization of entities under common control and was recorded at historical cost.

            The Partnership, through its wholly owned subsidiary, Penn Virginia Operating Co., LLC, enters into leases with various third-party operators which give those operators the right to mine coal reserves on the Partnership's land in exchange for royalty payments.  The lessees make payments to the Partnership based on the higher of a percentage of the gross sales price or a fixed price per ton of coal sold, with pre-established minimum monthly or annual payments.  The Partnership also sells timber growing on its land and provides fee-based coal preparation, handling and transportation facilities to certain lessees to enhance coal production and to generate additional coal services revenues.

             The Partnership completed its initial public offering (the "Offering") of 7,475,000 common units  at a price of $21.00 per unit on October 30, 2001.  Total proceeds for the 7,475,000 units were $157.0 million before offering costs and underwriters' commissions.  Effective with the closing of the Offering, Penn Virginia's wholly owned subsidiaries received 174,880 common units of the Partnership, 7,649,880 subordinated units of the Partnership and a 2% general partner interest in the Partnership.  In addition, concurrent with the closing of the Offering, the Partnership borrowed $43.4 million under its term loan credit facility with PNC Bank, National Association and other lenders. The general partner of the Partnership is Penn Virginia Resource GP, LLC, a wholly owned subsidiary of Penn Virginia.

2.  ACCOUNTING POLICIES

          The accompanying unaudited consolidated and combined financial statements include the accounts of Penn Virginia Resource Partners, L.P. and all wholly-owned subsidiaries.  The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and SEC regulations. These statements involve the use of estimates and judgments where appropriate. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Partnership's consolidated and combined financial statements and footnotes included in the Partnership's December 31, 2001 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.  Certain reclassifications have been made to conform to the current year presentation.

        Minimum Rentals Revenues Most of the Partnership's lessees must make minimum monthly or annual payments that are generally recoupable against royalties due on  production in future time periods. These minimum payments are recorded as deferred income when received. If the lessee recoups a minimum payment through production, the deferred income attributable to the minimum payment is recognized as coal royalty revenue. If  the lessee fails to meet its minimum production requirement for certain pre-determined time periods (the recoupment period), the amount paid by the lessee is no longer recoupable against future production and the deferred income attributable to the minimum payment is recognized as minimum rental revenue.

3.  LONG-TERM DEBT

        The Partnership has a credit facility expiring in October 2004 comprised of an undrawn $50 million unsecured revolving credit loan (the "Partnership Revolver") and a term loan (the "Term Loan") which totaled $43.4 million as of September 30, 2002, of which $31.4 million was secured by U.S. Treasury notes.  The Partnership Revolver provides for the option to elect interest at (i) LIBOR plus a Euro-rate margin ranging from 1.25 percent to 1.75 percent, based on certain financial data or (ii) the greater of the prime rate or federal funds rate plus 0.5 percent.  The Partnership has the option to elect interest on the secured portion of the Term Loan at (i) LIBOR plus a Euro-rate margin of 0.5 percent, based on certain financial data or (ii) the greater of the prime rate or federal funds rate plus 0.5 percent.  The unsecured portion of the Term Loan has the same interest rate election options as the Partnership Revolver.  The financial covenants of the Partnership's credit facility include, but are not limited to, maintaining: (i) a ratio of not more than 2.5:1.0 of total debt to consolidated EBITDA (as defined by the credit agreement) and (ii) a ratio of not less than 4.00:1.00 of consolidated EBITDA to fixed charges.   The Partnership is currently in compliance with all of its covenants.

4.  COMMITMENTS AND CONTINGENCIES

        The operations of the Partnership's lessees are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. The terms of the Partnership's coal property leases impose liability for all environmental and reclamation liabilities arising under those laws and regulations on the relevant lessees. The lessees are bonded and generally have indemnified the Partnership against any and all future environmental liabilities. Management believes that the Partnership's lessees are and will continue to be able to comply with existing environmental laws and regulations and does not expect any material impact on the Partnership's financial condition or results of operations as a result of any non-compliance.

        The Partnership is involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, Partnership management believes these claims will not have a material effect on the Partnership's financial position, liquidity or operations.

5.  NET INCOME PER UNIT

        Basic and diluted net income per unit is determined by dividing net income, after deducting the general partner's 2% interest, by the weighted average number of outstanding common units and subordinated units.   At September 30, 2002, there were no potentially dilutive units outstanding.

6. RELATED PARTY TRANSACTION

        Penn Virginia charges the Partnership (successor) and charged the Penn Virginia Coal Business (predecessor), for certain corporate administrative expenses, which are allocable to its subsidiaries. When allocating general corporate expenses, consideration is given to operating margins, property and equipment, payroll and general corporate overhead. Any direct costs are charged directly to  the Partnership. Total corporate administrative expenses charged to the Partnership (successor) and the Penn Virginia Coal Business (predecessor) totaled $0.3 million and $0.5 million for the three months ended September 30, 2002 and 2001, respectively, and $1.0 million and $1.6 million for the nine months ended September 30, 2002 and 2001, respectively. These costs are reflected in general and administrative expenses in the accompanying combined statements of income. Management believes the allocation methodologies used are reasonable.

7. DISTRIBUTIONS

        The Partnership makes quarterly cash distributions of all of its available cash, generally defined as consolidated cash receipts less consolidated cash disbursements and cash reserves established by the General Partner in its sole discretion.  According to the Partnership Agreement, the general partner receives incremental incentive cash distributions if cash distributions exceed certain target thresholds as follows:

                                                                                                                                                                                                  General

        Quarterly cash distribution per unit:                                                                                     Unitholders              Partner

                  Minimum quarterly distribution                                                                                            98%                         2%

                  First target - up to $0.55 per unit                                                                                           98%                         2%

                  Second target - above $0.55 per unit up to $0.65 per unit                                                 85%                       15%

                  Third target - above $0.65 per unit to $0.75 per unit                                                           75%                       25%

                  Thereafter - above $0.75 per unit                                                                                           50%                       50%

To date, the Partnership has not paid any incentive cash distributions to the General Partner.

The following table reflects the allocation of total cash distributions paid during the nine months ended September 30, 2002 (in thousands):

Limited partner units	$ 20,500
General partner ownership interest	418
Total cash distributions	$ 20,918

Total cash distributions paid per unit	$ 1.34

The distributions represented a pro rata minimum quarterly distribution of $0.34 per unit paid in February of 2002 and minimum quarterly distributions of $0.50 per unit paid in May 2002 and August 2002, respectively.

8.  SEGMENT INFORMATION

Segment information has been prepared in accordance with Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosure about Segments of an Enterprise and Related Information." The Partnership's reportable segments are as follows:

Coal Royalty

        The coal royalty segment includes management of the Partnership's coal properties in the Appalachian region of the United States.

Coal Services

        The Partnership's coal services segment consists of fees charged to its lessees for the use of the Partnership's unit train loadout facility, coal preparation plants, dock loading facility and short-line railroad.

Timber

        The Partnership's timber segment consists of the selling of standing timber on the Partnership's properties.

 The following is a summary of certain financial information relating to the Partnership's segments (unaudited):

	Coal	Coal
	Royalty	Services	Timber	Consolidated
	(in thousands)
For the Three Months Ended September 30, 2002:
Revenues	$ 9,423	$ 618	$ 363	$ 10,404
Operating costs and expenses	2,036	193	141	2,370
Depreciation, depletion and amortization	862	132	1	995
Operating income	6,525	293	221	7,039
Interest income				504
Interest expense				(465)
Net income				$ 7,078

Total assets	$ 158,567	$ 5,969	$ 173	$ 164,709
Capital expenditures	$ 12,047	$ 59	$ -	$ 12,106

For the Three Months Ended September 30, 2001:
Revenues	$ 9,265	$ 351	$ 358	$ 9,974
Operating costs and expenses	1,741	358	86	2,185
Depreciation, depletion and amortization	734	109	2	845
Operating income (loss)	6,790	(116)	270	6,944
Interest income				1,408
Interest expense				(2,306)
Income before taxes				$ 6,046

Total assets	$ 182,679	$ 5,886	$ 181	$ 188,746
Capital expenditures	$ -	$ -	$ -	$ -
				$ -
Capital expenditures	$ 69	$ 92	$ -	$ 161

	Coal	Coal
	Royalty	Services	Timber	Consolidated
	(in thousands)
For the Nine Months Ended September 30, 2002:
Revenues	$ 25,745	$ 1,761	$ 1,444	$ 28,950
Operating costs and expenses	6,105	635	467	7,207
Depreciation, depletion and amortization	2,185	366	7	2,558
Operating income	17,455	760	970	19,185
Interest income				1,568
Interest expense				(1,249)
Net income				$ 19,504

Total assets	$ 158,567	$ 5,969	$ 173	$ 164,709
Capital expenditures	$ 12,176	$ 711	$ -	$ 12,887

For the Nine Months Ended September 30, 2001:
Revenues	$ 25,935	$ 1,367	$ 1,116	$ 28,418
Operating costs and expenses	5,445	701	216	6,362
Depreciation, depletion and amortization	1,840	269	7	2,116
Operating income	18,650	397	893	19,940
Interest income				4,156
Interest expense				(6,325)
Income before taxes				$ 17,771

Total assets	$ 182,679	$ 5,886	$ 181	$ 188,746
Capital expenditures	$ -	$ -	$ -	$ -
				$ -
Capital expenditures	$ 33,369	$ 350	$ -	$ 33,719

9.  NEW ACCOUNTING STANDARDS

      In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement requires companies to record a liability relating to the future retirement and removal of assets used in their business. The liability is discounted to its present value, and the related asset value is increased by the amount of the resulting liability. Over the life of the asset, the liability will be accreted to its future value and eventually extinguished when the asset is taken out of service. The provisions of this Statement are effective for fiscal years beginning after June 15, 2002.  We are currently evaluating the future financial reporting effect of adopting SFAS No. 143 and will complete such assessment during the fourth quarter of 2002.  We will adopt the standard effective January 1, 2003.

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds SFAS No. 4 Reporting Gains and Losses from Extinguishment of Debt, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item of debt to be aggregated and, if material, classified as an extraordinary item, net of income taxes.  As a result, the criteria in Accounting Principles Board ("APB") Opinion  No. 30 will now be used to classify those gains and losses. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item shall be reclassified. The provisions of this statement are effective for fiscal years beginning after January 1, 2003. Under present conditions, management does not expect the initial adoption of SFAS No. 145 to have a material effect on the financial position, results of operations or liquidity.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. Under present conditions, management does not expect the initial adoption of SFAS No. 146 to have a material effect on the financial position, results of operations or liquidity.

10.  SUBSEQUENT EVENTS

In October 2002, we entered into an agreement with Pen Holdings, Inc., our previous lessee at our Fork Creek property, to purchase certain infrastructure-related equipment and other assets integral to mining at Fork Creek for approximately $4.8 million plus $0.6 million of stream mitigation costs and the assumption of reclamation permits associated with the property, which we intend to assign to the next lessee of the property. The purchased assets include a 900 ton per hour preparation plant, a unit-train loading facility, a railroad-granted rebate on coal loaded through the facility and certain other infrastructure related assets.  The asset purchase, which is expected to close in early November 2002, will be funded by cash, primarily from the sale of $4.8 million in U.S. Treasury notes.  See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Item 2.  Management's  Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Penn Virginia Resource Partners, L.P. is a Delaware limited partnership formed by Penn Virginia Corporation ("Penn Virginia") in 2001 to acquire, own and manage the coal properties and related assets and liabilities of Penn Virginia's coal business.  Effective with the closing of an initial public offering (the "Offering"), the coal properties and related assets previously held by subsidiaries of Penn Virginia were transferred to the Partnership in exchange for the ownership interests (common and subordinated units and a 2% general partner interest) in the Partnership.  The Partnership completed the Offering of 7,475,000 common units at a price of $21.00 per unit on October 30, 2001.  Total proceeds of the Offering were $157.0 million before offering costs and underwriters' commissions.

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

    Our reserves are located on the following properties:

        --  the Wise property, located in Wise and Lee Counties, Virginia and Letcher and Harlan Counties, Kentucky;

        --  the Coal River property, located in Boone, Fayette, Kanawha, Lincoln and Raleigh Counties, West Virginia;

        -- the Spruce Laurel property, located in Boone and Logan Counties, West Virginia; and

        -- the Upshur property, located in Barbour, Harrison, Lewis and Upshur Counties, West Virginia; and

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

Our critical accounting policies have been disclosed in our Annual Report on Form 10-K report for the year ended December 31, 2001.

Acquisitions

          In August 2002, we purchased the mineral rights to approximately 16 million tons of coal reserves for $12 million.  The properties on which these reserves are situated are collectively known as Upshur and are located in Barbour, Harrison, Lewis and Upshur Counties, West Virginia.  The acquisition was funded from the sale of U.S. Treasury notes.  The Upshur property, which includes approximately 18,000 mineral acres, contains predominately high BTU coal reserves.

        In October 2002, we entered into an agreement with Pen Holdings, Inc., our previous lessee at our Fork Creek property, to purchase certain infrastructure-related equipment and other assets integral to mining at Fork Creek for approximately $4.8 million plus $0.6 million of stream mitigation costs and the assumption of reclamation permits associated with the property, which we intend to assign to the next lessee of the property. The purchased assets include a 900-ton per hour preparation plant, a unit-train loading facility, a railroad-granted rebate on coal loaded through the facility and certain other infrastructure related assets.  Pen Holdings, Inc. filed for Chapter 11 bankruptcy protection in January 2002 and idled operations at Fork Creek in March 2002.  We recovered our lease from Pen Holdings on August 31, 2002.  The asset purchase, which is expected to close in early November 2002, will be funded by cash, primarily from the sale of $4.8 million in U.S. Treasury notes.

 Results of Operations

 Three Months Ended September 30, 2002 Compared With Three Months Ended September 30, 2001.

 The following table sets forth our revenues, operating expenses and operating statistics for the three months ended September 30, 2002 compared with the same period in 2001.

          Three Months
     Ended September 30,
			Percentage
	2002	2001
     Change

Financial Highlights:	(in thousands, except prices)
Revenues:
Coal royalties	$ 8,253	$ 9,154	(10%)
Coal services	476	351	36%
Timber	360	358	1%
Minimum rentals	1,079	-	-
Other	236	111	113%
Total revenues	10,404	9,974	4%

Operating costs and expenses:
Operating	555	716	(22%)
Taxes other than income	241	131	84%
General and administrative	1,574	1,338	18%
Depreciation, depletion and amortization	995	845	18%
Total operating costs and expenses	3,365	3,030	11%

Operating income

	7,039	6,944	1%

     Interest income

	504	1,408	(64%)

     Interest expense

	(465)	(2,306)	(80%)

Income before taxes

	7,078	6,046	17%

     Income tax expense

	-	2,107	(100%)

Net Income

	$ 7,078	$ 3,939	80%
Operating Statistics:
Coal:
Royalty coal tons produced by lessees (tons in thousands)	3,716	4,131	(10%)
Average royalty per ton	$ 2.22	$ 2.22	- %

Timber:
Timber sales (Mbf)	1,690	1,905	(11%)
Average timber sales price per Mbf	$ 204	$ 154	32%

 Revenues. Our revenues in the third quarter of 2002 were $10.4 million compared with $10.0 million for the same period in 2001, representing a 4% increase.  Coal royalty revenue for the three months ended September 30, 2002 was $8.3 million compared to $9.2 million for the same period in 2001, a decrease of $0.9 million, or 10%.  While the average  royalty per ton remained stable over the respective periods, the production  by our lessees decreased 0.4 million tons, or 10%, due to the bankruptcy of one of our lessees in the first quarter of 2002.

    Coal services revenue increased $0.1 million, or 36%, to $0.5 million in the third quarter of 2002, compared with $0.4 million in the same period of 2001. The increase was attributable to a small preparation plant  we added on one of our  leases and a slight increase in throughput fees from tonnage going through our loadout facility.

    Timber revenue remained constant at $0.4 million for the three months ended September 30, 2002 and September 30, 2001.  Volume sold declined 215 thousand board feet (Mbf), or 11%, to 1,690 Mbf in the third quarter of 2002, compared with 1,905 Mbf for the same period in 2001. This decrease was mitigated by an increase in the average price received, which totaled $204 per Mbf in the third quarter of 2002 compared with $154 per Mbf in the comparable period of 2001.  The decrease in volume sold was due to the timing of parcel sales and the increase in the average price received primarily resulted from higher quality hardwoods being sold.

    Minimum rentals revenue increased to $1.1 million for the three months ended September 30, 2002 from zero in the comparable period of 2001.  The increase was primarily due to a lessee rejecting our lease in bankruptcy on August 31, 2002; consequently, all deferred revenue from this respective lessee ($0.8 million) was recognized as income.  See "Item 2.Management's  Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

    Other income increased to $0.2 million for the three months ended September 30, 2002, compared with $0.1 million for the same period in 2001.  The $0.1 million increase is due to the timing of rebates received for the use of a specific portion of railroad by one of our lessees.

    Operating Costs and Expenses. Our aggregate operating costs and expenses for the third quarter of 2002 were $3.4 million, compared with $3.0 million for the same period in 2001, an increase of $0.4 million, or 11%. The increase in operating costs and expenses related primarily to an increase in general and administrative expenses and depreciation, depletion and amortization.

    Operating expenses decreased by 22%, to $0.6 million in the third quarter of 2002, compared with $0.7 million in the same period of 2001.  The decrease is primarily due to less preventative maintenance necessary on certain properties.

    Taxes other than income increased $0.1 million, or 84%, to $0.2 million for the three months ended September 30, 2002, compared with $0.1 million in the same period of 2001. The variance was attributable to an increase in West Virginia franchise taxes, which was caused by our change from a corporation to a partnership structure in last half of 2001.

    General and administrative expenses increased $0.2 million, or 18%, to $1.6 million in the third quarter of 2002,  from $1.3 million in the same period of 2001. The increase was primarily attributable to recurring fees and expenses associated with being a public entity, such as director's fees, tax reporting for the partners and fees for professional services.

    Depreciation, depletion and amortization for the three months ended September 30, 2002 was $1.0 million compared with $0.8 million for the same period of 2001, an increase of 18%.  The increase in depreciation, depletion and amortization primarily resulted from an increase in the depletion rate per ton caused by a downward revision of coal reserves in 2001 and additional depreciation related to coal services capital projects.

    Interest Income. Interest income was $0.5 million for the three months ended September 30, 2002, compared with $1.4 million for the same period in 2001, a decrease of 64%.  The decrease was primarily due to the existence of a long-term receivable from an affiliate for the period from January 1, 2001 through the closing of the initial public offering in October 2001.  The Partnership historically advanced cash receipts from its operations to the parent company so that it could centrally manage cash funding requirements for its consolidated group. In conjunction with the closing of the initial public offering, the long-term receivable from affiliate was forgiven.

     Interest Expense. Interest expense was $0.5 million for the three months ended September 30, 2002, compared with $2.3 million for the same period in 2001, a decrease of $1.8 million, or 80%. The decrease was due to the Partnership's repayment of affiliated long-term borrowings in connection with the October 2001 initial public offering.  The Partnership historically financed its working capital requirements and capital expenditures with borrowings from an affiliate.

    Income Taxes. No income tax expense was recorded for the three months ended September 30, 2002, compared with $2.1 million for the same period in 2001.  Subsequent to the initial formation of the Partnership, no provision for income taxes related to the operations of the Partnership was included in the financial statements since, as a partnership, the Partnership is not subject to federal or state income taxes and the tax effect of its activities accrues to its unitholders.

Results of Operations

 Nine Months Ended September 30, 2002 Compared With Nine Months Ended September 30, 2001.

 The following table sets forth our revenues, operating expenses and operating statistics for the nine months ended September 30, 2002 compared with the nine months ended September 30, in 2001.

              Nine Months       Ended September 30,

 Percentage

	2002	2001
    Change

Financial Highlights:	(in thousands, except prices)
Revenues:
Coal royalties	$ 23,437	$ 24,415	(4%)
Coal services	1,353	1,367	(1%)
Timber	1,441	1,116	29%
Minimum rentals	1,979	941	110%
Other	740	579	28%
Total revenues	28,950	28,418	2%

Operating costs and expenses:
Operating	1,886	2,213	(15%)
Taxes other than income	663	478	39%
General and administrative	4,658	3,671	27%
Depreciation, depletion and amortization	2,558	2,116	21%
Total operating costs and expenses	9,765	8,478	15%

Operating income

	19,185	19,940	(4%)

     Interest income

	1,568	4,156	(62%)

     Interest expense

	(1,249)	(6,325)	(80%)

Income before taxes

	19,504	17,771	10%

     Income tax expense

	-	6,150	(100%)

Net Income

	$ 19,504	$ 11,621	68%
Operating Statistics:

Coal:
Royalty coal tons produced by lessees (tons in thousands)	10,614	11,682	(9%)
Average royalty per ton	$ 2.21	$ 2.09	6%

Timber:
Timber sales (Mbf)	7,492	5,879	27%
Average timber sales price per Mbf	$ 182	$ 156	17%

    Revenues. Our revenues for the nine months ended September 30, 2002 were $29.0 million compared with $28.4 million for the same period in 2001, a 2% increase.  The variance  was attributable to increases in timber revenues and minimum rentals, offset by lower coal royalties.

    Coal royalty revenue for the nine months ended September 30, 2002 was $23.4 million, compared with $24.4 million for the same period in 2001, a decrease of $1.0 million, or 4%.  The average royalty per ton increased by 6% over the respective periods because many of our lessees entered into higher priced long-term contracts in the last half of 2001.   However, production  by our lessees decreased 1.1 million tons, or 9%, for the respective periods due to four mines being idled and a reduction in general market demand for coal.

    Coal services revenue remained constant at $1.4 million for the nine months ended September 30, 2002 and 2001.

    Timber revenue increased to $1.4 million for the nine months ended September 30, 2002 from $1.1 million for the same period in 2001, an increase of $0.3 million, or 29%.  Volume sold increased 1,613 Mbf, or 27%, to 7,492 Mbf in the first nine months of 2002 from 5,879 Mbf for the same period in 2001. The increase in volume sold was due to the timing of parcel sales.  In addition, an increase of 17% in the average price received primarily resulted from higher quality hardwoods being sold during the 2002 period.

    Minimum rentals revenue increased to $2.0 million for the nine months ended September 30, 2002 from $0.9 in the comparable period of 2001.  The increase was primarily due to a lessee rejecting our lease in bankruptcy on August 31, 2002; consequently, all deferred revenue from this respective lessee ($0.8 million) was recognized as income.  See "Item 2. Management's  Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

    Other income increased to $0.7 million for the nine months ended September 30, 2002, compared with $0.6 million for the same period in 2001.  The increase is due to the timing of rebates received for the use of a specific portion of railroad by one of our lessees.

    Operating Costs and Expenses. Our aggregate operating costs and expenses for the first nine months of 2002 were $9.8 million, compared with $8.5 million for the same period in 2001, an increase of $1.3 million, or 15%. The increase in operating costs and expenses primarily related to increases in general and administrative expenses.

    Operating expenses decreased by $0.3 million, or 15%, to $1.9 million for the nine months ended September 30, 2002, compared with $2.2 million in the same period of 2001.  The decrease  was due to fewer tons mined by lessees on our sub-leased properties and less preventative maintenance necessary on certain properties.

    Taxes other than income increased $0.2 million, or 39%, to $0.7 million for the nine months ended September 30, 2002, compared with $0.5 million in the same period of 2001. The variance was attributable to an increase in West Virginia franchise taxes, which  was caused by our change from a corporation to a partnership structure in last half of 2001.

    General and administrative expenses increased to $4.7 million for the nine months ended September 30, 2002 from $3.7 million for the same period in 2001, an increase of $1.0 million, or 27%. The increase was primarily attributable to recurring fees and expenses associated with being a public entity, such as director's fees, tax reporting for the partners and fees for professional services.

    Depreciation, depletion and amortization for the nine months ended September 30, 2002 was $2.6 million compared with $2.1 million for the same period of 2001, an increase of 21%.  The increase in depreciation, depletion and amortization resulted from an increase in the depletion rate per ton caused by a downward revision of coal reserves in 2001 and additional depreciation related to coal services capital projects.

    Interest Income. Interest income was $1.6 million for the nine months ended September 30, 2002, compared with $4.2 million for the same period in 2001, a decrease of 62%.  The decrease was primarily due to the existence of a long-term receivable from an affiliate for the period from January 1, 2001 through the closing of the initial public offering in October 2001.  The Partnership historically advanced cash receipts from its operations to the parent company so that it could centrally manage cash funding requirements for its consolidated group. In conjunction with the closing of the initial public offering, the long-term receivable from affiliate was forgiven.

    Interest Expense. Interest expense was $1.2 million for the nine months ended September 30, 2002, compared with $6.3 million for the same period in 2001, a decrease of $5.1 million, or 80%. The decrease was due to the Partnership's repayment of affiliated long-term borrowings in conjunction with the October 2001 initial public offering.  The Partnership historically financed its working capital requirements and capital expenditures with borrowings from an affiliate.

     Income Taxes. No income tax expense was recorded for the first nine months of 2002, compared with $6.2 million for the same period in 2001.   Subsequent to the initial formation of the Partnership, no provision for income taxes related to the operations of the Partnership was included in the financial statements since, as a partnership, the Partnership is not subject to federal or state income taxes and the tax effect of its activities accrues to its unitholders.

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

    In January and February 2002, two of our lessees filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.  One of the lessees, Horizon Resources (formerly AEI Resources, Inc.), has reorganized, is no longer in bankruptcy and has made all payments to us as required by its lease.  The other lessee, Pen Holdings, Inc., remains in bankruptcy and idled operations on our property in March 2002.  Pen Holdings paid all required $200,000 per month post-petition minimum rental payments through August 31, 2002, the date on which Pen Holdings rejected, and we recovered, our lease.  Pen Holdings made an additional payment of $200,000 to us in October 2002 in connection with our entering into an agreement whereunder,  we have agreed to purchase certain infrastructure-related equipment and other assets integral to lessee mining at Fork Creek from Pen Holdings for approximately $4.8 million plus $0.6 million of stream mitigation costs and the assumption of reclamation permits associated with the property, which we intend to assign to the next lessee of the property.  The United States Bankruptcy Court for the Middle District of Tennessee issued an order approving Pen Holdings' sale of the Fork Creek assets to us on October 23, 2002.  Unless the order is appealed or amended, it will become final in early November 2002, and we expect to close the transaction promptly thereafter.  We are optimistic that we will find a new lessee for the Fork Creek properties in the near future; however, it is possible a replacement lessee may not be found or that the terms of a new lease may not be as favorable as those of the previous lease with Pen Holdings.

    Net cash provided by operating activities was $22.7 million for the nine months ended September 30, 2002 compared with $16.6 million for the 2001 comparable period.  The increase was primarily due to lower interest expense paid to an affiliate and income taxes due to our change to a master limited partnership structure in late 2001, offset in part by lower interest income received from an affiliate.

    Net cash used in investing activities was $0.5 million for the nine months ended September 30, 2002 compared with $54.4 million for the same period in 2001.  Capital expenditures in the first nine months of 2002 represent $12.9 million of cash used, primarily for the third quarter 2002 purchase of the Upshur properties, which was funded by the sale of $12.0 million of U.S. Treasury notes.  Maintenance capital expenditures accounted for $66 thousand of the $12.9 million in capital expenditures for the period and the remainder was attributable to $12.1 million in acquisitions and $0.7 million in coal and land management projects.

    Net cash provided by (used in) financing activities was ($20.9) million for the nine months ended September 30 2002 compared with $38.0 million in 2001. Cash used in financing activities in the first nine months of 2002 consisted of $20.9 million in distributions ($1.34 per unit) to unitholders.  The distributions represented a pro rata minimum quarterly distribution of $0.34 per unit paid in February of 2002 and a minimum quarterly distribution of $0.50 per unit paid in May 2002 and August 2002, respectively.

    The Partnership has a credit facility expiring in October 2004 comprised of an undrawn $50 million unsecured revolving credit loan (the "Partnership Revolver") and a term loan (the "Term Loan") which totaled $43.4 million as of September 30, 2002, $31.4 million of the $43.4 million outstanding under the Term Loan at September 30, 2002 was secured by U.S. Treasury notes.  The Partnership Revolver provides for the option to elect interest at (i) LIBOR plus a Euro-rate margin ranging from 1.25 percent to 1.75 percent, based on certain financial data or (ii) the greater of the prime rate or federal funds rate plus 0.5 percent.  The Partnership has the option to elect interest on the secured portion of the Term Loan at (i) LIBOR plus a Euro-rate margin of 0.5 percent, based on certain financial data or (ii) the greater of the prime rate or federal funds rate plus 0.5 percent.  The unsecured portion of the Term Loan has the same interest rate election options as the Partnership Revolver.  The financial covenants of the Partnership's credit facility include, but are not limited to, maintaining: (i) a ratio of not more than 2.5:1.0 of total debt to consolidated EBITDA (as defined by the credit agreements) and (ii) a ratio of not less than 4.00:1.00 of consolidated EBITDA to fixed charges.   The Partnership is currently in compliance with all of its covenants.

    Management believes its sources of funding are sufficient to meet short- and long-term liquidity needs not funded by cash flows from operations, including the payment of minimum quarterly distributions to unitholders.

Legal and Environmental

     Mountaintop Removal Litigation.  On May 8, 2002, the United States District Court for the Southern District of West Virginia issued an order, which it thereafter clarified in response to defendants' motion to do so, enjoining the Huntington, West Virginia office of the U.S. Army Corps of Engineers from issuing permits under Section 404 of the Clean Water Act for the construction of valley fills for the disposal of overburden from mining operations.  These valleys typically contain streams that, under the Clean Water Act, are considered navigable waters of the United States.  The court held that the filling of these waters with overburden solely for waste disposal is a violation of the Clean Water Act.  If the injunction is not overturned by an appellate court or subsequent legislation, our lessees may not be able to obtain permits in many cases to use these common fill activities, which could render their mining operations uneconomical.  Any consequent reduction or cessation of their operations would reduce mining on our properties and our royalty revenue.

    Legislation of Weight.  During its 2002 session, the West Virginia House of Representatives considered legislation that, if passed, would have significantly increased the scope of powers available to enforce the current weight restrictions on trucks carrying coal.  Past sessions of the legislature have considered, but not adopted, similar legislation.  The legislature and the governor appointed a task force to study the issue, and the task force issued a report recommending legislation that would raise the weight limits on the trucks, but would increase the number of required safety inspections and the amounts of registration fees and fines imposed for violations.  The legislature has not yet acted on this recommendation.  If there is increased enforcement of existing weight restrictions, the costs of transporting coal in the state would increase.  An increase in transportation costs could have an adverse effect on our lessees' ability to increase or to maintain production on our properties and a similar adverse effect on our coal royalty revenues.

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

 Recent Accounting Pronouncements

       In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." &This Statement requires companies to record a liability relating to the retirement and removal of assets used in their business. The liability is discounted to its present value, and the related asset value is increased by the amount of the resulting liability. Over the life of the asset, the liability will be accreted to its future value and eventually extinguished when the asset is taken out of service. The provisions of this Statement are effective for fiscal years beginning after June 15, 2002.  We are currently evaluating the future financial reporting effect of adopting SFAS No. 143 and will complete such assessment during the fourth quarter of 2002.  We will adopt the standard effective January 1, 2003.

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. " This statement rescinds SFAS No. 4 Reporting Gains and Losses from Extinguishment of Debt, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item of debt to be aggregated and, if material, classified as an extraordinary item, net of income taxes.  As a result, the criteria in Accounting Principles Board (APB) Opinion  No. 30 will now be used to classify those gains and losses. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item shall be reclassified. The provisions of this Statement are effective for fiscal years beginning after January 1, 2003. Under present conditions, management does not expect the initial adoption of SFAS No. 145 to have a material effect on the financial position, results of operations or liquidity.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."  This statement requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. Under present conditions, management does not expect the initial adoption of SFAS No. 146 to have a material effect on the financial position, results of operations or liquidity.

 Quantitative and Qualitative Disclosures about Market Risk

     Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risks to which we are exposed are interest rate risk and coal price risks. Most of our current term loan debt is secured by U.S. Treasury notes and has limited interest risk exposure.  However, debt we incur in the future under our credit facility will bear variable interest at either the applicable base rate or a rate based on LIBOR.

      We are also exposed to credit risk if our lessees do not manage their operations and finances well or if there is a significant decline in coal prices.  Lessees may not be able to pay their debts as they become due or our coal royalty revenues could decrease due to decreased production volumes.  See "Item 2. Management's Discussion and Analysis of Results of Operations - Liquidity and Capital Resources" for a discussion of recent occurrences related to credit risk.

Forward-Looking Statements

         Statements included in this report which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto) are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  In addition, we and our representatives may from time to time make other oral or written statements which are also forward-looking statements.

        Such forward-looking statements include, among other things, statements regarding development activities, capital expenditures, acquisitions and dispositions, expected commencement dates of coal mining by the Partnership's lessees, projected quantities of future coal production by the Partnership's lessees producing coal from reserves leased from the Partnership, costs and expenditures, and projected demand or supply for coal, all of which may affect sales levels, prices and royalties realized by the Partnership.

        These forward-looking statements are made based upon management's current plans, expectations, estimates, assumptions and beliefs concerning future events impacting Penn Virginia Resource Partners, L.P. and, therefore, involve a number of risks and uncertainties.  The Partnership cautions that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

        Important factors that could cause the actual results of operations or financial condition of Penn Virginia Resource Partners, L.P. to differ materially from those expressed or implied in the forward-looking statements include, but are not limited to:  the cost of finding new coal reserves; the ability to acquire new coal reserves on satisfactory terms; the price for which such reserves can be sold; the volatility of commodity prices for coal; the risks associated with having or not having price risk management programs; the Partnership's ability to lease new and existing coal reserves; the ability of lessees to produce sufficient quantities of coal on an economic basis from the Partnership's reserves; the ability of lessees to obtain favorable contracts for coal produced from the Partnership's reserves; competition among producers in the coal industry generally and in Appalachia in particular; the extent to which the amount and quality of actual production differs from estimated mineable and merchantable coal reserves; unanticipated geological problems; availability of required materials and equipment; the occurrence of unusual weather or operating conditions including force majeure events; the failure of equipment or processes to operate in accordance with specifications or expectations; delays in anticipated start-up dates of coal mining by the Partnership's lessees; environmental risks affecting the mining of coal reserves; the timing of receipt of necessary governmental permits; labor relations and costs; accidents; changes in governmental regulation or enforcement practices, especially with respect to environmental, health and safety matters, including with respect to emissions levels applicable to coal-burning power generators; uncertainties in the coal industry relating to the outcome of mountaintop removal litigation and issues regarding coal truck weight restriction enforcement and legislation; risks and uncertainties relating to general domestic and international economic (including inflation and interest rates) and political conditions; the experience and financial condition of  the Partnership's lessees, including their ability to satisfy their royalty, environmental, reclamation and other obligations to the Partnership and others; changes in financial market conditions; and other risk factors detailed in the Partnership's Securities and Exchange commission filings. Many of such factors are beyond the Partnership's ability to control or predict.  Readers are cautioned not to put undue reliance on forward-looking statements.

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

PART II     Other information

Items 1, 2, 3 and 5 are not applicable and have been omitted.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:

     Within the 90 day period prior to the filing date of this Quarterly Report on Form 10-Q, the Partnership, under the supervision, and with the participation, of its management, including its principal executive officer and principal financial officer, performed an evaluation of the design and operation of the Partnership's disclosure controls and procedures (as defined in Securities and Exchange Act Rule 13a-14(c)).  Based on that evaluation, the Partnership's principal executive officer and principal financial officer concluded that such disclosure controls and procedures are effective to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is accumulated and communicated to the Partnership's management and made known to the principal executive officer and principal financial officer, particularly during the period for which this periodic report was being prepared.

(b) Changes in Internal Controls

     No significant changes were made in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described in Item 4(a).

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

PENN VIRGINIA RESOURCE PARTNERS, L.P.

Date:	November 1, 2002	By:	/s/ Frank A. Pici
Frank A. Pici, Vice President and
Chief Financial Officer

Date:	November 1, 2002	By:	/s/ Forrest W. McNair
Forrest W. McNair, Vice President and
Controller
CERTIFICATIONS

    I,  A. James Dearlove, Chief Executive Officer of Penn Virginia Resource GP, LLC, general partner of Penn Virginia Resource Partners, L.P. (the "Registrant"), certify that:

1.        I have reviewed this quarterly report on Form 10-Q of the Registrant;

2.        Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.        Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.        The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

            a)       designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b)       evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c)       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors:

            a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

            b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6.        The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:        November 1, 2002                                                                /s/ A. James Dearlove

                                                                                                                A.  James Dearlove

                                                                                                                Chief Executive Officer

          I, Frank A. Pici, Vice President and Chief Financial Officer of Penn Virginia Resource GP, LLC, general partner of Penn Virginia Resource Partners, L.P. (the "Registrant"), certify that:

1.        I have reviewed this quarterly report on Form 10-Q of the Registrant;

2.        Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.        Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.        The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

            a)                designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b)                evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c)                presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors:

        a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

        b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6.        The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:        November 1, 2002                                                 /s/ Frank A. Pici

                                                                                                 Frank A. Pici

                                                                                                 Vice President and Chief Financial Officer