Form 10-K
period 2002-12-31
PENN VIRGINIA RESOURCE PARTNERS L P
filed 2003-03-11
CIK 1144945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file number: 333-65442

Penn Virginia Resource Partners, L.P.

(Exact Name of Registrant as Specified in Its Charter)

Delaware		23-3087517
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification Number)
100 Matsonford Road, Suite 200
Radnor, Pennsylvania 19087
(610) 687-8900

(Address, Including Zip Code, and Telephone Number, including Area Code, of Registrant’s Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of exchange on which registered:
Common Units	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☒  No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $151,724,400

As of February 28, 2003, 9,176,205 common units, 1,240,833 class B common units and 7,649,880 subordinated units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

Part I

Part I

Item 1. Business

General

Penn Virginia Resource Partners, L.P. (“the Partnership”) is a Delaware limited partnership formed by Penn Virginia Corporation (“Penn Virginia”) in July 2001 to primarily engage in the business of managing coal properties in the United States. We enter into long-term leases with experienced, third-party mine operators for the right to mine our coal reserves in exchange for royalty payments. As of December 31, 2002, our properties contained approximately 615 million tons of proven and probable coal reserves located on 241,000 acres in Virginia, West Virginia, New Mexico and eastern Kentucky. In 2002, our lessees produced 14.3 million tons of coal from our properties and paid us coal royalty revenues of $31.4 million. As of December 31, 2002, we leased our reserves under 51 leases to 28 different operators who mine coal at 61 mines. Our lessees, other than those lessees which are affiliates of Peabody Energy Corporation (the “Peabody Lessees”), are generally required to make payments to us based on the amount of coal they produce from our properties and the price at which they sell the coal, subject to fixed minimum royalty rates per ton. The Peabody Lessees are required to make payments to us based on fixed royalty rates per ton, which escalate annually. We do not operate any mines. In managing our properties, we actively work with our lessees to develop efficient methods to exploit our reserves and to maximize production from our properties. Additionally, we provide fee-based coal preparation and transportation facilities to some of our lessees to enhance their production levels and to generate additional coal services revenues.

We also earn revenues from the sale of standing timber on our properties. As of December 31, 2002, we owned approximately 114,500 surface acres of timberland containing approximately 168 million board feet of inventory. The timber revenues we receive are dependent on harvest levels and the species and quality of timber harvested. Our harvest levels in any given year will depend upon a number of factors, including anticipated mining activity, timber maturation and market conditions. Any timber, which would otherwise be removed due to lessee mining operations, is harvested in advance to prevent loss of the resource. In 2002, we sold 8.3 million board feet of timber.

In 2002, 91.4% of our revenues were attributable to our coal and land leasing operations, 4.4% of our revenues were attributable to our coal services operations and 4.2% of our revenues were attributable to our timber operations.

Recent Acquisitions

In December 2002, we announced the formation of a strategic alliance with Peabody Energy Corporation (“Peabody”), the largest private sector coal company in the world. Central to the transaction was the purchase and leaseback of approximately 120 million tons of predominately low sulfur, low BTU coal reserves located in New Mexico (80 million tons) and predominately high sulfur, high BTU coal reserves in northern West Virginia (40 million tons) (the “Peabody Acquisition”). As a result of the Peabody Acquisition, our total reserves increased by approximately 25% to 615 million tons and our royalty revenue is expected to increase by almost 50% in 2003 over 2002. The Peabody Acquisition, which included 8,800 mineral acres, was funded with $72.5 million in cash and the issuance by the Partnership to Peabody of 1,522,325 common units and 1,240,833 class B common units, a newly created series of units. The $130.5 million acquisition includes approximately $6.1 million, or 293,700 Class B units, held in escrow pending certain title transfers. As a result of the units held in escrow, approximately five million tons of coal reserves and 293,700 Class B common units were excluded from the reserve totals and the financial statements at December 31, 2002. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Acquisitions.” The Peabody alliance accomplishes several strategically important goals. It provides geographic diversity by exposing us to new markets in the western United States and in northern Appalachia. The inclusion of the Peabody as a significant part of our lessee mix adds additional strength and stability to our lessee group. In addition, Peabody is incentivized to source additional assets to the Partnership in the future. This incentive is derived not only from Peabody’s ownership of approximately 15% of our common units, but also from the right to share in our general partner’s incentive distribution rights if Peabody sells us additional coal assets in the future. See “Incentive Distribution Rights.”

In addition to the Peabody Acquisition, in August 2002, we purchased approximately 16 million tons of coal reserves located on the Upshur properties in northern Appalachia for $12.3 million (the “Upshur Acquisition”). The Upshur Acquisition was our first exposure outside of central Appalachia. The properties, which include approximately 18,000 mineral acres, contain predominately high sulfur, high BTU coal reserves.

In June 2001, we acquired the Fork Creek property in West Virginia, purchasing approximately 53 million tons of coal reserves for $33.1 million. In early 2002, the operator at Fork Creek filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. Fork Creek’s operations were idled on March 4, 2002. The operator continued to pay minimum royalties until we recovered our lease on August 31, 2002. In November 2002, we purchased various infrastructure at Fork Creek for $5.1 million plus the assumption of certain reclamation liabilities and stream mitigation obligations. See Part II. Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Acquisitions.” With control of the Fork Creek reserves, permits and critical infrastructure, we are working diligently to put a new, financially stable operator in place at Fork Creek. As is customary in our operations, we intend to assign all related reclamation liabilities to such operator.

Business Strategy

Our principal business strategies are to:

•	Increase production from our properties. We provide technical support and fee-based coal preparation and transportation facilities to our lessees to maximize production levels and ultimate reserve recovery on our properties. Our technical staff has an average experience of over 25 years in the coal industry and considerable operational expertise. Our staff regularly reviews mining plans and consults with our lessees to develop efficient methods of exploiting our reserves. In addition, we initiate and fund exploration and infrastructure projects to enhance production and maximize reserve recovery.

•	Expand amount and geographic diversity of our reserves. We actively pursue opportunities to expand our reserves through acquisition of additional coal reserves and exploration of our existing properties. In 2002, we closed the Peabody and Upshur Acquisitions, acquiring an additional aggregate of approximately 136 million tons of coal reserves, all of which were located outside of central Appalachia. These acquisitions include approximately 23,000 mineral acres located in the western United States and northern Appalachia. As described above, we have provided an incentive to Peabody to source us additional coal assets in the future. We also intend to take advantage of our relationship with Penn Virginia in connection with our pursuit of additional coal reserves and related assets. See “Ownership by and Relationship with Penn Virginia Corporation.”

•	Diversify our lessee base and sources of revenues. As of December 31, 2002, the Partnership leased its coal reserves under 51 leases to 28 different operators, who are mining coal at 41 underground mines and 20 surface mines. The addition of the Peabody Lessees to our major lessees has enhanced the stability of our cash flow and we intend to continue to diversify our lessee base and revenue sources to further enhance our cash flow. In addition to coal royalty revenues, we also generate coal services revenues from fees we charge our lessees for the use of our unit train loadout facility, modular coal preparation plants and a dock loading facility. We intend to continue to look for opportunities to increase our fee-based asset revenues through acquisitions of assets such as rail car or barge loading facilities, terminals and coal preparation plants. Fee-based assets are typically long-lived and generally produce steady and predictable cash flows.

•	Increase timber inventory. As of December 31, 2002, we owned 114,500 surface acres of timberland containing approximately 168 million board feet of inventory. We intend to acquire additional timber resources in conjunction with our acquisition opportunities of coal and land assets in the future.

Coal Leases

The Partnership earns coal royalty revenues under long-term leases that generally require our lessees other than the Peabody Lessees to make payments to us based on the higher of a percentage of the gross sales price or a fixed price per ton of coal they sell. Our leases with Peabody (the “Peabody Leases”) require the Peabody Lessees to make payments to us based on fixed royalty rates per ton of coal sold, which rates escalate annually. A typical lease either expires upon exhaustion of the leased reserves or has a five to ten-year base term, with the lessee having an option to extend the lease for at least five years after the expiration of the base term.

Substantially all of our leases, including the Peabody Leases, require the lessee to pay minimum rental payments in monthly or annual installments, even if no mining activities are ongoing. These minimum rentals are credited, usually over a period from one to three years from the time of payment, against the production royalties owed to the Partnership once coal production commences. The Peabody Leases, which require significant annual minimum rental payments, are credited over the life of the Peabody Leases.

In addition to the terms described above, substantially all of our leases impose obligations on the lessees to diligently mine the leased coal using modern mining techniques, employ a professional mining engineer to plan and plot mining development, indemnify us for any damages we incur in connection with the lessee’s mining operations, conduct mining operations in compliance with all applicable laws, obtain our written consent prior to assigning the lease and maintain reasonable amounts of general liability and other insurance. Substantially all of the leases grant us the right to review all lessee mining plans and maps, enter the leased premises to examine mining operations and conduct audits of lessees’ compliance with lease terms. In the event of default by the lessee, substantially all of the leases give us the right to terminate the lease and take possession of the leased premises.

Ownership by and Relationship with Penn Virginia Corporation

One of the Partnership’s attributes is its relationship with Penn Virginia, a publicly held energy company based in Radnor, Pennsylvania. Penn Virginia has been engaged in the coal royalty business since 1882 and is also engaged in the exploration, development and production of oil and natural gas. Penn Virginia formed the Partnership in July 2001 to own and operate substantially all of the assets and assume the liabilities relating to Penn Virginia’s coal land management business. The Partnership completed its initial public offering (the “IPO”) of 7,475,000 common units at a price of $21.00 per unit on October 30, 2001. Penn Virginia has a significant interest in the Partnership through its indirect ownership of a 43% limited partner interest and the general partner interest in us.

Penn Virginia has a history of successfully completing energy acquisitions. The Partnership pursues acquisitions independently and has the opportunity to participate jointly with Penn Virginia in reviewing potential acquisitions. These may include acquisitions of properties containing multiple natural resources, such as oil, natural gas, coal and timber. The Partnership will be entitled to retain all coal reserves and timber resources acquired in any such joint acquisition and expects to allocate the remaining purchased assets between the Partnership and Penn Virginia as appropriate after considering each entity’s characteristics and strategies. We expect that our ability to participate in potential acquisitions with, and our access to the experienced management team and industry contacts of, Penn Virginia will benefit us.

Our partnership agreement provides that our general partner, which is an indirect wholly owned subsidiary of Penn Virginia, is restricted by agreement from engaging in any business activities other than those incidental to its ownership of interests in us. Under an omnibus agreement we entered into with Penn Virginia and our general partner concurrently with the closing of our IPO, Penn Virginia agreed, and caused its controlled affiliates to agree, not to engage in the businesses of (i) owning, mining, processing, marketing or transporting coal, (ii) owning, acquiring or leasing coal reserves or (iii) growing, harvesting or selling timber unless it first offers us the opportunity to acquire such businesses or assets and the board of directors of the general partner, with the concurrence of its conflicts committee, elects to cause us not to pursue such opportunity or acquisition. This restriction will not apply to the assets and businesses retained by Penn Virginia at the closing of the IPO. Under the omnibus agreement, Penn Virginia will be able to purchase any business which includes the purchase of coal reserves, timber and/or infrastructure relating to the production or transportation of coal if the majority value of such business is not derived from owning, mining, processing, marketing or transporting coal or growing, harvesting or selling timber. If Penn Virginia makes any such acquisition, it must offer us the opportunity to purchase the coal reserves, timber and/or related infrastructure following the acquisition.

Concurrently with the closing of the IPO, Penn Virginia also agreed to indemnify us through October 2006 for certain pre-existing tax and environmental liabilities of up to $10 million.

Partnership Structure and Management

Our operations are conducted through, and our operating assets are owned by, our subsidiaries. We own our subsidiaries through an operating company, Penn Virginia Operating Co., LLC (the “Operating Company”). At February 28, 2003, our Partnership structure was as follows:

•	Penn Virginia Resource GP, LLC, our general partner and an indirect wholly owned subsidiary of Penn Virginia, owns the 2% general partner interest in us;

•	Penn Virginia Resource LP Corp. and Kanawha Rail Corp., indirect wholly owned subsidiaries of Penn Virginia, own an aggregate of 155,317 common units and 7,649,880 subordinated units, representing an aggregate 43% limited partner interest in us;

•	we own 100% of the member interests in the Operating Company; and

•	the Operating Company owns 100% of the member interests in its subsidiaries, which include Fieldcrest, LLC, Suncrest, LLC, Loadout, LLC, K Rail, LLC and Wise, LLC.

Our general partner and its affiliates are entitled to distributions on the general partner interest and on any common units and subordinated units they hold. Additionally, our general partner is entitled to distributions on its incentive distribution rights. Our general partner has sole responsibility for conducting our business and for managing our operations. Our general partner will not receive any management fee or other compensation in connection with its management of our business, but will be entitled to be reimbursed for all direct and indirect expenses incurred on our behalf. See “Note 9 – Related Party Transactions – General and Administrative – to Consolidated and Combined Financial Statements.”

Partnership Distributions

Cash Distributions

The Partnership made its first cash distribution of $0.34 per common and subordinated unit in February 2002 for the period October 30, 2001 through December 31, 2001. For 2002, the Partnership made quarterly cash distributions of $0.50 per common unit and subordinated unit. We intend to increase quarterly cash distributions to $0.52 per common unit and subordinated unit beginning with the distribution payable in May 2003 with respect to the first quarter of 2003.

Incentive Distribution Rights

In accordance with the partnership agreement, incentive distribution rights represent the right to receive an increasing percentage of quarterly distributions of available cash from operating surplus after the minimum quarterly distribution and the target distribution levels have been achieved. The minimum quarterly distribution is $0.50 per unit ($2.00 per unit on an annual basis). Our general partner currently holds the incentive distribution rights, but may transfer these rights separately from its general partner interest to an affiliate (other than an individual) or to another entity as part of the merger or consolidation of our general partner with or into such entity or the transfer of all or substantially all of our general partner’s assets to another entity without the prior approval of our unitholders if the transferee agrees to be bound by the provisions of our partnership agreement. Prior to September 30, 2011, other transfers of incentive distribution rights will require the affirmative vote of holders of a majority of the outstanding common units and subordinated units, voting as separate classes. On or after September 30, 2011, the incentive distribution rights will be freely transferable.

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

In each case, the amount of the target distribution set forth above is exclusive of any distributions to common unitholders to eliminate any cumulative arrearages in payment of the minimum quarterly distribution on the common units. In conjunction with the Peabody Acquisition, our general partner has issued a special membership interest which entitles Peabody to receive increased percentages, starting at zero and increasing up to 40%, of payments we make to our general partner with respect to incentive distribution rights if we purchase additional assets from Peabody in the future.

Subordination Period

During the subordination period described in our partnership agreement, the Partnership is required to make all minimum quarterly distributions, plus arrearages due to common unitholders, before we make any distributions on the subordinated units. The subordination period will end once we meet the financial tests in our partnership agreement, but it generally cannot end before September 30, 2006. When the subordination period ends, all remaining subordinated units will convert into common units on a one-for-one basis and the common units will no longer be entitled to arrearages. If we meet the financial tests in our partnership agreement for any quarter ending on or after September 30, 2004, 25% of the subordinated units will convert automatically into common units. If we meet these tests for any quarter ending on or after September 30, 2005, an additional 25% of the subordinated units will automatically convert into common units. The early conversion of the second 25% of the subordinated units may not occur until at least one year after the early conversion of the first 25% of subordinated units.

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

Certain Conflicts of Interest and Limits on Fiduciary Responsibilities

Our general partner has a legal duty to manage us in a manner beneficial to our unitholders. This legal duty originates in state statutes and judicial decisions and is commonly referred to as a “fiduciary” duty. However, because our general partner is an indirect, wholly owned subsidiary of Penn Virginia, our general partner’s officers and directors also have fiduciary duties to manage our general partner’s business in a manner beneficial to shareholders of Penn Virginia. The officers and directors of our general partner have significant relationships with, and responsibilities to, Penn Virginia. As a result of this relationship, conflicts of interest may arise in the future between us and our unitholders, on the one hand, and our general partner and its affiliates, on the other hand.

Our partnership agreement limits the liability and reduces the fiduciary duties owed by our general partner to unitholders. Our partnership agreement also restricts the remedies available to unitholders for actions that might otherwise constitute breaches of our general partner’s fiduciary duty.

In connection with the Peabody Acquisition, Peabody received the right to designate one director to serve on the Board of Directors of our general partner. This Peabody designee may have fiduciary duties to Peabody as well as those he has to the Partnership and our general partner as a director of our general partner. Conflicts of interest may arise for this designee as a result of these relationships.

Competition

The coal industry is intensely competitive primarily as a result of the existence of numerous producers. Our lessees compete with coal producers in various regions of the United States for domestic sales. The industry has undergone significant consolidation which has led to some of the competitors of our lessees to have significantly larger financial and operating resources than some our lessees. Our lessees primarily compete with both large and small producers in Appalachia as well as in the western United States. Our lessees compete on the basis of coal price at the mine, coal quality (including sulfur content), transportation cost from the mine to the customer and the reliability of supply. Continued demand for our coal and the prices that our lessees obtain are also affected by demand for electricity, access to transportation, environmental and government regulations, technological developments and the availability and price of alternative fuel supplies, including nuclear, natural gas, oil and hydroelectric power. Demand for our low sulfur coal and the prices our lessees will be able to obtain for it will also be affected by the price and availability of high sulfur coal, which can be marketed in tandem with emissions allowances in order to meet federal Clean Air Act requirements.

Risks Inherent in Our Business

Our business involves several inherent risks. These risks include:

Business Related Risks

•	We may not have sufficient cash to enable us to pay the minimum quarterly distribution each quarter.

•	If our lessees do not manage their operations well, their production volumes and our coal royalty revenues could decrease.

•	Lessees could satisfy obligations to their customers with coal from properties other than ours, depriving us of the ability to receive amounts in excess of the minimum royalty payments.

•	Coal mining operations are subject to numerous operational risks that could result in lower coal royalty revenues and also reduce reserve recovery.

•	A substantial or extended decline in coal prices could reduce our coal royalty revenues and the value of our coal reserves.

•	We depend on a limited number of primary operators for a significant portion of our coal royalty revenues, and the loss of or reduction in production from any of our major lessees could reduce our coal royalty revenues.

•	If our lessees do not receive payments on a timely basis from their customers, their cash flow would be adversely affected, which could cause our cash flow to adversely affected.

•	We may not be able to grow and our business will be adversely affected if we are unable to replace or increase our reserves through acquisitions.

•	Our lessees’ work force could become increasingly unionized in the future

•	Fluctuations in transportation costs and the availability or reliability of transportation could reduce the production of coal mined from our properties

Regulatory and Legal Risks

• General Regulation. Our lessees are obligated to conduct mining operations in compliance with all applicable federal, state and local laws and regulations. These laws and regulations include matters involving the discharge of materials into the environment, employee health and safety, mine permits and other licensing requirements, reclamation and restoration of mining properties after mining is completed, management of materials generated by mining operations, surface subsidence from underground mining, water pollution, legislatively mandated benefits for current and retired coal miners, air quality standards, protection of wetlands, plant and wildlife protection, limitations on land use, storage of petroleum products and substances which are regarded as hazardous under applicable laws and management of electrical equipment containing polychlorinated biphenyls, or PCBs. Because of extensive and comprehensive regulatory requirements, violations during mining operations are not unusual in the industry and, notwithstanding compliance efforts, we do not believe violations by our lessees can be eliminated completely. However, none of the violations to date, or the monetary penalties assessed, have been material to us or, to our knowledge, to our lessees. We do not currently expect that future compliance will have a material adverse effect on us.

While it is not possible to quantify the costs of compliance by our lessees with all applicable federal and state laws, those costs have been and are expected to continue to be significant. The lessees post performance bonds pursuant to federal and state mining laws and regulations for the estimated costs of reclamation and mine closing, including the cost of treating mine water discharge when necessary. We do not accrue for such costs because our lessees are contractually liable for all costs relating to their mining operations, including the costs of reclamation and mine closure. However, we do require some smaller lessees to deposit into escrow certain funds for reclamation and mine closure costs or post performance bonds for these costs. Although the lessees typically accrue adequate amounts for these costs, their future operating results would be adversely affected if they later determined these accruals to be insufficient. Compliance with these laws has substantially increased the cost of coal mining for all domestic coal producers.

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

In July 1997, the U.S. Environmental Protection Agency (the “EPA”) adopted more stringent ambient air quality standards for particulate matter and ozone. Particulate matter includes small particles that are emitted during the combustion process. In a February 2001 decision, the U.S. Supreme Court largely upheld the EPA’s position, although it remanded the EPA’s ozone implementation policy for further consideration. Details regarding the new particulate standard itself are still subject to judicial challenge. These ozone restrictions will require electric power generators to further reduce nitrogen oxide emissions. Nitrogen oxides are naturally occurring byproducts of coal combustion that lead to the formation of ozone. Further reduction in the amount of particulate matter that may be emitted by power plants could also result in reduced coal consumption by electric power generators. Future regulations regarding ozone, particulate matter and other ambient air standards could restrict the market for coal and the development of new mines by our lessees. This in turn may result in decreased production by our lessees and a corresponding decrease in our coal royalty revenues.

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

•    Surface Mining Control and Reclamation Act of 1977. The Surface Mining Control and Reclamation Act of 1977 (“SMCRA”) and similar state statutes impose on mine operators the responsibility of restoring the land to its original state and compensating the landowner for types of damages occurring as a result of mining operations, and require mine operators to post performance bonds to ensure compliance with any reclamation obligations. Regulatory authorities may attempt to assign the liabilities of the our lessees to us if any of our lessees are not financially capable of fulfilling those obligations. In conjunction with mining the property, our lessees are contractually obligated under the terms of their leases to comply with all laws, including SMCRA and equivalent state and local laws, which obligations include reclaiming and restoring the mined areas by grading, shaping and reseeding the soil. Upon completion of the mining, reclamation generally is completed by seeding with grasses or planting trees for use as pasture or timberland, as specified in the approved reclamation plan.

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

•    Mountaintop Removal Litigation. On January 29, 2003, the United States Fourth Circuit Court of Appeals (the “Circuit Court”) vacated an injunction issued in May 2002 by the United States District Court for the Southern District of West Virginia (the “District Court”). This injunction had prohibited the Huntington, West Virginia office of the U.S. Army Corps of Engineers (the “Corps”) from issuing permits under Section 404 of the Clean Water Act for the construction of valley fills for the disposal of coal mining overburden. These valleys typically contain streams that, under the Clean Water Act, are considered navigable waters of the United States. The District Court had found that the Corp’s permitting of overburden valley fills under Section 404 was a violation of the Clean Water Act since Section 404 allows only the permitting of fill material deposited for a beneficial purpose and not for mere waste disposal such as the disposal of coal overburden. The Circuit Court reversed this finding, concluding, instead, that overburden valley fills may be permitted under Section 404 and remanded the case back to the District Court for further proceedings not inconsistent with the Circuit Court’s opinion.

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

In order to obtain mining permits and approvals from state regulatory authorities, mine operators, including our lessees, must submit a reclamation plan for restoring, upon the completion of mining operations, the mined property to its prior condition, productive use or other permitted condition. Typically our lessees submit the necessary permit applications between 12 and 18 months before they plan to begin mining a new area. In our experience, permits generally are approved within 12 months after a completed application is submitted. In the past, our lessees have generally obtained their mining permits without significant delay. Our lessees have obtained or applied for permits to mine a majority of the reserves that are currently planned to be mined over the next five years. Our lessees are in the planning phase for obtaining permits for the remaining reserves planned to be mined over the next five years. However, we there are no assurances that they will not experience difficulty in obtaining mining permits in the future.

•    Timber Regulations. Our timber operations are subject to federal, state and local laws and regulations, including those related to the environment, protection of endangered species, foresting activities and health and safety. We believe we are managing our timberlands in substantial compliance with applicable federal and state regulations.

Employees and Labor Relations

We have no employees. To carry out our operations, our general partner and its affiliates employed 30 employees who directly supported our operations at December 31, 2002. The general partner considers it relations with its employees to be good.

Available Information

The Partnership’s Internet address is www.pvresource.com. We make available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. To date, we have inadvertently not made so available on our website any current reports on Form 8-K. We will provide, free of charge upon request, electronic or paper copies of all current reports on Form 8-K which were filed from November 15, 2002 to February 15, 2003. We will make available, free of charge, on or through our internet website, all reports on Form 8-K and amendments to those reports filed after February 15, 2003 as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the Securities and Exchange Commission.

Item 2. Properties

Title to Property

Of the 615 million tons of proven and probable coal reserves as of December 31, 2002, we owned the mineral rights and the majority of related surface rights to 572 million tons, or 93%, and we lease the remaining 43 million tons, or 7%, from unaffiliated third parties. In addition to the revenues we receive from our coal business, we also earn revenues from the sale of timber. At December 31, 2002, we owned 114,500 surface acres of timberland containing 168 million board feet of inventory.

Coal Reserves and Production

As of December 31, 2002, we had approximately 615 million tons of proven and probable coal reserves located on 241,000 acres in Virginia, West Virginia, New Mexico and eastern Kentucky. Our reserves are located on six separate properties:

•	the Wise property, located in Wise and Lee Counties, Virginia and Letcher and Harlan Counties, Kentucky;

•	the Coal River property, located in Boone, Fayette, Kanawha, Lincoln and Raleigh Counties, West Virginia;

•	the Northern Appalachia property, located in Barbour, Harrison, Lewis, Monongalia and Upshur Counties, West Virginia;

•	the New Mexico property, located in McKinley County, New Mexico;

•	the Spruce Laurel property, located in Boone and Logan Counties, West Virginia; and

•	the Buchanan property, located in Buchanan County, Virginia.

Reserves are coal tons that can be economically extracted or produced at the time of determination considering legal, economic and technical limitations. All of the estimates of our reserves are classified as proven and probable reserves. Proven and probable reserves are defined as follows:

Proven Reserves – Proven reserves are reserves for which: (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling; and (b) the sites for inspection, sampling and measurement are spaced so closely, and the geologic character is so well defined, that the size, shape, depth and mineral content of reserves are well-established.

Probable Reserves – Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

In areas where geologic conditions indicate potential inconsistencies related to coal reserves, we perform additional exploration to ensure the continuity and mineability of the coal reserves. Consequently, sampling in those areas involves drill holes or channel samples that are spaced closer together than those distances cited above.

The Partnership’s lessees mine coal using both underground and surface methods. At December 31, 2002, our lessees operated 20 surface mines and 41 underground mines. Approximately 66% of the coal produced from our properties in 2002 came from underground mines and 34% came from surface mines.

Our lessees’ customers are primarily utilities. Coal produced from our properties is transported by rail, barge and truck, or a combination of these means of transportation. Coal from the Virginia portion of the Wise property and the Buchanan property is primarily shipped to electric utilities in the Southeast by the Norfolk Southern railroad. Coal from the Kentucky portion of the Wise property is primarily shipped to electric utilities in the Southeast by the CSX railroad. Coal from the Coal River and Spruce Laurel properties is shipped to steam and metallurgical customers by the CSX railroad, by barge along Kanawha River, by truck or by a combination thereof. Coal from the Northern Appalachia property is shipped by barge on the Monongahela River, by truck and by the CSX and Norfolk Southern railroads. Coal from the New Mexico property is shipped to steam market in New Mexico and Arizona by the Burlington Northern Santa Fe railroad. All of our properties contain and have access to numerous roads and state or interstate highways.

The following table sets forth production data and reserve information with respect to each of our six properties:

	Production			Proven and Probable
	Year Ended December 31,			Reserves at December 31, 2002
Property	2002	2001	2000	Underground	Surface	Total
	(tons in millions)
Wise	8.945	8.961	7.391	192.0	29.8	221.8
Coal River	2.493	4.043	2.289	138.7	70.7	209.4
New Mexico	0.173	—	—	—	75.9	75.9
Northern Appalachia	0.448	—	—	51.9	2.3	54.2
Spruce Laurel	1.774	1.704	2.086	40.0	11.6	51.6
Buchanan	0.448	0.598	0.770	1.9	—	1.9

Total	14.281	15.306	12.536	424.5	190.3	614.8

The following table sets forth the coal reserves we own and lease with respect to each of our coal properties as of December 31, 2002:

Property	Owned	Leased	Total
	(tons in millions)
Wise	221.8	—	221.8
Coal River	169.3	40.1	209.4
New Mexico	75.9	—	75.9
Northern Appalachia	54.2	—	54.2
Spruce Laurel	50.0	1.6	51.6
Buchanan	0.9	1.0	1.9

Total	572.1	42.7	614.8

Our reserve estimates are prepared from geological data assembled and analyzed by our staff. These estimates are compiled using geological data taken from thousands of drill holes, adjacent mine workings, outcrop prospect openings and other sources. These estimates also take into account legal, qualitative technical and economic limitations that may keep coal from being mined. Reserve estimates will change from time to time due to mining activities, analysis of new engineering and geological data, acquisition or divestment of reserve holdings, modification of mining plans or mining methods and other factors. At December 31, 2002, our reserves were estimated internally by the General Partner’s geologists and engineers.

The Wise Property

The Wise property consists of 103,000 acres located in Wise and Lee Counties, Virginia, and Letcher and Harlan Counties, Kentucky. We own 66,000 acres in fee and own the mineral rights to an additional 37,000 acres. We first acquired rights to the majority of this property in 1882, and the first lease entered into with a lessee for a portion of this property was in 1902. As of December 31, 2002, the property included 222 million tons of coal reserves and related infrastructure, including a unit train loadout facility capable of loading 4,500 tons of coal per hour that can sample, blend and load coal into unit trains of up to 108 railcars within a four-hour period.

As of December 31, 2002, we leased 79% of the Wise property reserves pursuant to 22 separate leases. Production from the property totaled 8.9 million tons for the year ended December 31, 2002 and was shipped to our lessees’ customers via truck, the Norfolk Southern railroad and the CSX railroad.

The Coal River Property

The Coal River property consists of 84,000 acres located in Boone, Fayette, Kanawha, Lincoln and Raleigh Counties, West Virginia. We own 53,000 acres in fee, the mineral rights to 19,000 acres and lease 12,000 acres from third parties. We acquired rights to this property pursuant to four acquisitions between 1996 and 2002, and the first lease we entered into with a lessee for this property was in 1996. As of December 31, 2002, the Coal River property included 209 million tons of proven and probable coal reserves in West Virginia and related infrastructure and other assets, including a coal loading dock on the Kanawha River, a 900-ton per hour coal preparation plant, a unit-train loading facility and a modular coal preparation plant.

As of December 31, 2002, we leased 62% of the Coal River property reserves pursuant to 10 leases. Production from the property totaled 2.5 million tons for the year ended December 31, 2002 and was shipped to our lessees’ customers via truck, barge and the CSX railroad.

The New Mexico Property

The New Mexico property consists of over 4,000 acres located in McKinley County, New Mexico. We acquired the mineral rights to this property in December 2002 in connection with the Peabody Acquisition. As of December 31, 2002, the New Mexico property included approximately 80 million tons of proven and probable coal reserves, including approximately four million tons of reserves which we have not included in the total reserves in our combined and consolidated financial statements for the year ended December 31, 2002. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Acquisitions.”

As of December 31, 2002, we leased all of the New Mexico property reserves to Peabody. Production from the property for the period from December 19, 2002, our acquisition date, to December 31, 2002, totaled 0.2 million tons and was shipped to our lessee’s customers via the Burlington Northern Santa Fe railroad.

The Northern Appalachia Property

The Northern Appalachia property consists of over 18,000 acres of mineral rights located in Barbour, Harrison, Lewis, Monongalia and Upshur Counties, West Virginia. We acquired the mineral rights to this property through the Upshur Acquisition in August 2002 and the Peabody Acquisition in December 2002. As of December 31, 2002, the Northern Appalachia property included approximately 55 million tons of proven and probable coal reserves including approximately one million tons of reserves which we have not included in the total reserves in our combined and consolidated financial statements for the year ended December 31, 2002. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Acquisitions.”

As of December 31, 2002, we leased 99% of the Northern Appalachia property reserves pursuant to eight leases. Production from the property totaled 0.5 million tons for the year ended December 31, 2002 and was shipped to our lessees’ customers via truck, barge and the CSX and Norfolk Southern railroads.

The Spruce Laurel Property

The Spruce Laurel property consists of 12,000 acres located in Boone and Logan Counties, West Virginia. We own 10,000 acres in fee and lease 2,000 acres from third parties. We first acquired the rights to this property in 1963. As of December 31, 2002, the Spruce Laurel property included approximately 52 million tons of proven and probable coal reserves.

As of December 31, 2002, we leased 96% of the Spruce Laurel property reserves pursuant to seven leases. Production from the Spruce Laurel property was 1.8 million tons for the year ended December 31, 2002 and was shipped to our lessees’ customers via a belt line and the CSX railroad.

The Buchanan Property

The Buchanan property consists of 20,000 acres located in Buchanan County, Virginia. We own the mineral rights to 6,500 acres, and we lease the mineral rights to 13,400 acres from third parties. We first acquired the rights to this property in 1997. As of December 31, 2002, the Buchanan property included approximately 1.9 million tons of coal reserves, all of which are low sulfur.

As of December 31, 2002, we leased all of the Buchanan property reserves pursuant to three leases. Production from the Buchanan property was 0.5 million tons for the year ended December 31, 2002 and was shipped to our lessees’ customers via the Norfolk Southern railroad and via truck.

Timber

The Partnership’s approximately 168 million board feet (“Mbf”) of timber inventory only includes timber that can be harvested and is greater than 12 inches in diameter. Our timberlands are located on our Wise, Spruce Laurel and Coal River properties and contain various hardwood species, including red oak, white oak, yellow poplar and black cherry. In 2002, we sold 8.3 Mbf of timber, which generated timber revenues of $1.6 million. Timber is sold in a competitive bid process involving sales of standing timber on individual parcels and, from time to time, on a contract basis where independent contractors harvest and sell the timber. Timber revenues are recognized when the timber has been sold or harvested by the independent contractors. Title and risk of loss pass to the independent contractors upon the execution of the contract. In addition, if the contractors do not harvest the timber within the specified time period, the title of the timber reverts back to the Partnership with no refund of original payment.

Item 3. Legal Proceedings

Legal Proceedings

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceedings. In addition, we are not aware of any legal or governmental proceedings against us, or contemplated to be brought against us, under the various environmental protection statutes to which we are subject. See “Item 1. Business. Risks Inherent in Our Business” for a more detailed discussion of our material environmental obligations.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

Part II

Item 5. Market for the Registrant’s Common Units and Related Unitholder Matters

Market Information

Our common units are listed on the New York Stock Exchange, Inc. (the “Exchange”) under the symbol “PVR.” The high and low sales prices (composite transactions) from October 25, 2001 (the day our common units began trading on the Exchange, through December 31, 2002 are set forth below.

	2002		2001
Quarter	High	Low	High	Low
First	$26.05	$21.70	—	—
Second	$24.26	$19.70	—	—
Third	$21.21	$17.54	—	—
Fourth	$20.98	$19.10	$25.80	$22.19

The quarterly cash distributions paid in 2002 were as follows:

Period Covered by Distribution	Record Date	Payment Date	Amount Per Unit
October 31, 2001 – December 31, 2001	January 16, 2002	February 14, 2002	$0.34
First quarter 2002	May 15, 2002	May 15, 2002	$0.50
Second quarter 2002	August 1, 2002	August 14, 2002	$0.50
Third quarter 2002	November 1, 2002	November 14, 2002	$0.50

We issued subordinated units in October 2001, all of which are held by two affiliates of our general partner, and class B common units in December 2002, all of which are held by an affiliate of Peabody. There is no established public trading market for either class of units.

Equity Holders

As of February 28, 2003, there were 5,342 holders of our common units, two holders of our subordinated units and one holder of our class B common units.

Distributions

For the year ended December 31, 2002, the Partnership paid quarterly cash distributions of $0.50 per unit to the common and subordinated unitholders. The cash distribution paid in February 2002 was in the amount of $0.34 per unit, which amount represented the pro rata quarterly cash distribution due with respect to the time period from October 30, 2001, the closing date of the Partnership’s IPO, through December 31, 2001.

Beginning with the distribution for the first quarter of 2003, we intend to make quarterly cash distributions of $0.52 per common and subordinated unit per quarter to the extent we have sufficient cash from our operations after payment of fees and expenses, including reimbursements to our general partner. We must distribute all of our cash on hand at the end of each quarter, less reserves established by our general partner. We refer to this cash as available cash, as defined in our partnership agreement. The amount of available cash may be greater than or less than the quarterly cash distribution.

If cash distributions per unit exceed $0.55 in any quarter, our general partner will receive a higher percentage of the cash we distribute in excess of that amount in increasing percentages up to 50%. See “Part I. Item 1. Business – Partnership Distributions – Incentive Distribution Rights.”

Our class B common units are entitled to receive 100% of the amount of distributions we pay on each common unit. Our class B common units will automatically convert to an equal number of common units upon approval of such conversion by our common unitholders. If our common unitholders do not approve of such conversion by December 19, 2003, each class B common unit will be entitled to receive 115% of the amount of distributions we pay on each common unit.

There is no guarantee that we will pay quarterly cash distributions on the common units in any quarter, and we will be prohibited from making any distributions to unitholders if it would cause an event of default under our credit facility. See “Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Item 6. Selected Financial Data

On October 30, 2001, the Partnership completed its initial public offering and became the successor to the coal land management business (the “Penn Virginia Coal Business”) of Penn Virginia Coal Company (predecessor). For the purposes of this selected financial data, the Partnership refers to the Penn Virginia Coal Business for the periods prior to October 30, 2001 and to Penn Virginia Resource Partners, L.P. for the periods subsequent to October 30, 2001. The financial data presents the results of operations and financial position of the Partnership as if it had existed as a single entity, separate from Penn Virginia, for the periods prior to October 30, 2001. The following selected historical financial information was derived from the audited combined financial statements of the Partnership as of December 31, 2002, 2001, 2000, 1999, and 1998 and for the five years ended December 31, 2002, 2001, 2000, 1999, and 1998. The selected financial data should be read in conjunction with the combined financial statements, including the notes thereto, and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per unit data and operating data)
Income Statement Data:
Revenues:
Coal royalties	$31,358	$32,365	$24,308	$17,836	$10,774
Coal services	1,704	1,660	1,385	982	—
Timber	1,640	1,732	2,388	1,948	1,711
Minimum rentals	2,840	941	819	230	843
Other	1,066	815	1,289	354	1,240

Total revenues	38,608	37,513	30,189	21,350	14,568
Expenses:
Operating	2,912	3,196	2,817	876	825
Taxes other than income	895	616	663	506	352
General and administrative	6,419	5,459	4,847	4,123	3,385
Depreciation, depletion and amortization	3,955	3,084	2,047	1,269	589

Total expenses	14,181	12,355	10,374	6,774	5,151

Income from operations	24,427	25,158	19,815	14,576	9,417
Other income (expense):
Interest expense	(1,758)	(7,272)	(7,670)	(3,980)	(379)
Interest income	2,017	4,904	4,685	2,728	3,701
Other income	—	—	12	61	432

Income before taxes	24,686	22,790	16,842	13,385	13,171
Income tax expense	—	6,691	5,287	4,116	4,355

Net income	$24,686	$16,099	$11,555	$9,269	$8,816

Balance Sheet Data:
U.S. Treasuries securing long-term debt	$—	$43,387	$—	$—	$—
Property and equipment, net	248,068	104,494	73,995	75,560	46,147
Total assets	266,575	162,638	135,936	110,026	50,315
Long-term debt-affiliate	—	—	104,333	89,957	42,196
Long-term debt	90,887	43,387	—	—	—
Total liabilities	104,043	48,131	109,243	94,888	44,446
Partners’ Capital / Owner’s equity	162,532	114,507	26,693	15,138	5,869
Cash Flow Data:
Net cash flow provided by (used in):
Operating activities	$30,342	$21,595	$16,508	$12,819	$10,609
Investing activities	(48,976)	(95,718)	(28,010)	(58,101)	(7,017)
Financing activities	19,919	81,740	10,764	45,897	(3,773)
Distributions paid	(28,723)	—	—	—	—
Distributions paid per unit	$1.84	—	—	—	—
Other Data:
Coal:
Royalty coal tons produced by lessees (in thousands)	14,281	15,306	12,536	8,603	5,278
Average gross coal royalty per ton	$2.20	$2.11	$1.94	$2.07	$2.04
Timber:
Timber sales (Mbf)	8,345	8,741	8,545	9,020	7,981
Average timber sales price per Mbf	$187	$168	$257	$206	$198

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following review of the financial condition and results of operations of Penn Virginia Resource Partners, L.P. (the “Partnership”) should be read in conjunction with the Consolidated and Combined Financial Statements and Notes thereto.

Overview

Penn Virginia Resource Partners, L.P. is a Delaware limited partnership formed by Penn Virginia Corporation (“Penn Virginia”) in 2001 to acquire the coal properties and related assets held by a subsidiary of Penn Virginia. Effective with the closing of the Partnership’s initial public offering, the ownership of these coal properties and related assets was transferred to the Partnership in exchange for common and subordinated units of the Partnership. The Partnership completed its initial public offering of 7,475,000 common units at a price of $21.00 per unit on October 30, 2001. Total proceeds for the 7,475,000 units were $156,975,000 before offering costs and underwriters commissions.

The Partnership leases coal properties to coal mine operators in exchange for royalty payments. We do not operate any mines. Instead, we enter into long-term leases with experienced, third party coal mine operators for the right to mine coal reserves on our properties in exchange for royalty payments. Generally, our lessees, other than those lessees (the “Peabody Lessees”) which are affiliates of Peabody Energy Corporation, make payments to us based on the higher of a percentage of the gross sales price or a fixed price per ton of coal they sell, with pre-established minimum monthly or annual rental payments. The Peabody Lessees are required to make payments to us based on fixed royalty rates per ton, which escalate annually. The Peabody Lessees are also required to make minimum monthly rental payments. We also generate coal services revenues by providing fee-based coal preparation and transportation facilities to enhance the coal production of certain of our lessees. We also generate timber revenues by selling timber growing on our properties.

Our reserves are located on the following six properties:

•	the Wise property, located in Wise and Lee Counties, Virginia and Letcher and Harlan Counties, Kentucky;

•	the Coal River property, located in Boone, Fayette, Kanawha, Lincoln and Raleigh Counties, West Virginia;

•	the Northern Appalachia property, located in Barbour, Harrison, Lewis, Monongalia and Upshur Counties, West Virginia;

•	the New Mexico property, located in McKinley County, New Mexico;

•	the Spruce Laurel property, located in Boone and Logan Counties, West Virginia; and

•	the Buchanan property, located in Buchanan County, Virginia.

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

In addition to our coal royalty revenues, we also generate coal services revenues from fees we charge to our lessees for the use of our coal preparation and transportation facilities. The majority of these fees have been generated by our unit train loadout facility, which was completed in April 1999 at a cost of $5.2 million. This facility accommodates 108 car unit trains that can be loaded in approximately four hours. Some of our lessees utilize the unit train loadout facility to reduce the delivery costs incurred by their customers.

We also earn revenues from the sale of standing timber on our properties. At December 31, 2002, we owned 114,500 surface acres of timberland containing 168 million board feet (MMbf) of inventory. The timber revenues we receive are dependent on market conditions, harvest levels and the species and quality of timber harvested. Our harvest levels in any given year will depend upon a number of factors, including anticipated mining activity, timber maturation and market conditions. Any timber, which would otherwise be removed due to lessee mining operations, is harvested in advance to prevent loss of the resource. In 2002, we sold 8.3 MMbf of timber.

We also derive revenues from minimum rental payments. Minimum rental payments are initially deferred and are recognized as minimum rental revenues when our lessees fail to meet specified production levels for certain predetermined periods. The recoupment period on almost all of our leases other than those with the Peabody Lessees (the “Peabody Leases”) generally ranges from 1-3 years. The recoupment period under the Peabody Leases, which require significant monthly minimum rental payments, extends for the life of the Peabody Leases.

Operating expenses that we incur in our coal business consist primarily of lease payments on property which we lease from third parties and sublease to our lessees. Our lease payment obligations vary based on the production from these properties. Of the 615 million tons of proven and probable coal reserves as of December 31, 2002, we owned the mineral rights to 572 million tons and leased the mineral rights to 43 million tons. With respect to the 43 million tons that we lease, we are granted mining rights in exchange for per ton royalty payments. We also incur costs related to lease administration and property maintenance as well as technical and support personnel. Operating expenses also include core drilling activities, timber expenses and mine maintenance costs related to idled mines not currently being leased.

We reimburse our general partner and its affiliates for direct and indirect general and administrative expenses they incur on our behalf. These expenses primarily relate to salaries, benefits and administrative services, including legal, accounting, treasury, information technology and other corporate services.

Acquisitions

In December 2002, we announced the formation of a strategic alliance with Peabody Energy Corporation (“Peabody”), the largest private sector coal company in the world. Central to the transaction was the purchase and leaseback of approximately 120 million tons of predominately low sulfur, low BTU coal reserves located in New Mexico (80 million tons) and predominately high sulfur, high BTU coal reserves in northern West Virginia (40 million tons) (the “Peabody Acquisition”). As a result of the Peabody Acquisition, our total reserves increased by approximately 25% to 615 million tons and our royalty revenue is expected to increase by almost 50% in 2003 over 2002. The Peabody Acquisition, which included 8,800 mineral acres, was funded with $72.5 million in cash and the issuance by the Partnership to Peabody of 1,522,325 common units and 1,240,833 class B common units, a newly created series of units. See “Item 5. Market for the Registrant’s Common Units and Related Unitholder Matters.” We chose to issue some of the units as class B common units rather than additional common units because, under the rules of the New York Stock Exchange, Inc. (“NYSE”), the issuance of all common units would have required a common unitholder vote prior to such issuance. We believe that obtaining that vote would have delayed closing of the Peabody Acquisition to the detriment of the Partnership. The NYSE approved the structure of the Peabody Acquisition prior to closing. Of the 1,240,833 class B common units issued, 293,700 are currently being held in escrow pending (i) Peabody obtaining approvals from the State of New Mexico regarding certain of the New Mexico reserves we purchased and (ii) Peabody acquiring and transferring to us certain of the West Virginia reserves we purchased. As a result of the escrowed class B common units, approximately five million tons of coal reserves were excluded from reserve totals (the “Escrow Reserves”), and 293,700 class B common units were excluded from units issued, in the Partnership’s financial statements for the year ended December 31, 2002.

The Peabody alliance accomplishes several strategical goals. It provides geographic diversity by exposing us to new markets in the western United States and in northern Appalachia. The inclusion of Peabody as a significant lesseee adds additional strength and stability to our lessee group. In addition, Peabody is incentivized to source additional assets to the Partnership in the future. This incentive is derived not only from Peabody’s ownership of approximately 15% of our common units, but also from the issuance by our general partner to Peabody of a non-voting special membership interest in our general partner. The special membership interest entitles Peabody to increased percentages, starting at zero and increasing up to 40%, of any payments made by the Partnership to our general partner with respect to our general partner’s incentive distribution rights if we purchase additional assets from Peabody the future. See “Item 1. Business – Incentive Distribution Rights.”

In addition to the Peabody Acquisition, in August 2002, we purchased approximately 16 million tons of reserves located on the Upshur properties in northern Appalachia for $12.3 million (the “Upshur Acquisition”). The Upshur Acquisition was our first exposure outside of central Appalachia. The properties, which include approximately 18,000 mineral acres, contain predominately high sulfur, high BTU coal reserves.

In May 2001, we acquired the Fork Creek property in West Virginia, purchasing approximately 53 million tons of coal reserves for $33 million. In early 2002, the operator at Fork Creek filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. Fork Creek’s operations were idled on March 4, 2002. The operator continued to pay minimum royalties until we recovered our lease on August 31, 2002. In November 2002, we purchased various infrastructure at Fork Creek, including a 900-ton per hour coal preparation plant, a unit-train loading facility and a railroad-granted rebate on coal loaded through the facility for $5.1 million plus the assumption of approximately $2.4 million in reclamation liabilities and approximately $0.6 million of stream mitigation obligations. With control of the Fork Creek reserves, permits and the critical infrastructure, we are working diligently to put a new, financially stable operator in place at Fork Creek. As is customary in our operations, we intend to assign all related reclamation liabilities to such operator.

Critical Accounting Policies

Property and Equipment. Property and equipment is carried at cost and includes expenditures for additions and improvements, such as roads and land improvements, which substantially increase the productive lives of existing assets. Maintenance and repair costs are expensed as incurred. Depreciation and amortization of property and equipment is generally computed using the straight-line method over their estimated useful lives, varying from 3 years to 20 years. Coal properties are depleted on an area-by-area basis at a rate based upon the cost of the mineral properties and estimated proven and probable tonnage therein. From time to time, the Partnership carries out exploration and development activities at its coal properties in order to ascertain the quality and quantity of the coal. These exploration and development activities are expensed as incurred. When an asset is retired or sold, its cost and related accumulated depreciation and amortization are removed from the accounts. The difference between the undepreciated cost and proceeds from disposition is recorded as gain or loss.

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

Coal Royalties. Coal royalty revenues are recognized on the basis of tons of coal sold by the Partnership’s lessees and the corresponding revenue from those sales. Most coal leases other than the Peabody Leases are based on a minimum dollar royalty per ton and/or a percentage of the gross sales price, with minimum monthly or annual rental payments. The Peabody Leases are based on fixed royalty rates per ton which escalate annually and also provide for minimum monthly rental payments.

Coal Services. Coal services revenues are recognized when lessees use the Partnership’s facilities for the processing and transportation of coal. Coal services revenues consist of fees collected for the use of the Partnership’s loadout facility, coal preparation plants and dock loading facility.

Timber. Timber revenues are recognized when timber is sold in a competitive bid process involving sales of standing timber on individual parcels and, from time to time, on a contract basis where independent contractors harvest and sell the timber. Timber revenues are recognized when the timber has been sold or harvested by the independent contractors. Title and risk of loss pass to the independent contractors upon the execution of the contract. In addition, if the contractors do not harvest the timber within the specified time period, the title of the timber reverts back to the Partnership with no refund of original payment.

Minimum Rentals. Most of the Partnership’s lessees must make minimum monthly or annual payments that are generally recoupable over certain time periods. These minimum payments are recorded as deferred income. If the lessee recoups a minimum payment through production, the deferred income attributable to the minimum payment is recognized as coal royalty revenues. If a lessee fails to meet its minimum production for certain pre-determined time periods, the deferred income attributable to the minimum payment is recognized as minimum rental revenues.

Results of Operations

Year Ended December 31, 2002 Compared With Year Ended December 31, 2001

The following table sets forth our revenues, operating expenses and operating statistics for the year ended December 31, 2002 compared with the year ended December 31, 2001.

	Year Ended December 31,		Percentage Change
	2002	2001
	(in thousands except prices)
Financial Highlights:
Revenues:
Coal royalties	$31,358	$32,365	(3)%
Coal services	1,704	1,660	3%
Timber	1,640	1,732	(5)%
Minimum rentals	2,840	941	202%
Other	1,066	815	31%

Total revenues	38,608	37,513	3%

Operating Expenses:
Operating	2,912	3,196	(9)%
Taxes other than income	895	616	45%
General and administrative	6,419	5,459	18%
Depreciation and depletion	3,955	3,084	28%

Total operating expenses	14,181	12,355	15%

Income from operations	$24,427	$25,158	(3)%

Operating Statistics:
Coal:
Royalty coal tons produced by lessees (tons in thousands)	14,281	15,306	(7)%
Average gross royalties per ton	$2.20	$2.11	4%
Timber:
Timber sales (Mbf)	8,345	8,741	(5)%
Average timber sales price per Mbf	$187	$168	11%

Revenues. Our combined revenues for the year ended December 31, 2002 were $38.6 million compared to $37.5 million for the year ended December 31, 2001, an increase of $1.1 million, or 3%.

Coal royalty revenues for the year ended December 31, 2002 were $31.4 million compared to $32.4 million for the year ended December 31, 2001, a decrease of $1.0 million, or 3%. Over these same periods, production decreased by 1.0 million tons, or 7%, from 15.3 million tons to 14.3 millions tons. These variances were primarily due to the following factors:

•	Production on the Coal River property decreased by 1.6 million tons, which resulted in a decrease in revenues of $2.7 million. The production decrease was primarily caused by reduced production at one mine nearing the end of its mineable reserves, two mines being idled during the year due to poor market conditions and reduced production on our Fork Creek property due to the bankruptcy of the lessee.

•	Production on the Buchanan property decreased by 0.2 million tons, which resulted in a $0.2 million decrease in revenues as this property continues to approach the end of its mineable reserves.

•	Production on the Wise property remained constant at 9.0 million tons for the years ended December 31, 2002 and 2001, while revenues increased to $20.4 million in 2002 from $20.0 million in 2001, representing an increase of $0.4 million, or 2%. In the last half of 2001, many of our lessees on the Wise property entered into long-term contracts with more favorable pricing terms.

•	Production on the Spruce Laurel property increased from 1.7 million tons to 1.8 million tons, while revenues increased by $0.4 million. The increase was primarily due to one lessee mining onto our property from an adjacent property and, in the last half of 2001, two of our lessees on the Spruce Laurel property entering into long-term contracts with more favorable pricing terms.

•	Production on the New Mexico property of 0.2 million tons resulted in an increase in revenues of $0.3 million due to the Peabody Acquisition in December 2002.

•	Production on the Northern Appalachia property of 0.4 million tons resulted in an increase in revenues of $0.8 million due to the Upshur Acquisition in August 2002 and the Peabody Acquisition in December 2002.

Coal services revenues remained constant at $1.7 million for the years ended December 31, 2002 and 2001. Slight increases in revenues generated from our modular preparation plants and dock loadout facility were offset by a minor reduction in revenues from our unit-train loadout facility on the Wise property.

Timber revenues decreased to $1.6 million for the year ended December 31, 2002 from $1.7 million for the year ended December 31, 2001, a decrease of $0.1 million, or 5%. Volume sold declined by 396 thousand board feet (Mbf), or 5%, to 8,345 Mbf in 2002, compared to 8,741 Mbf for 2001. The decrease in volume was attributable to larger parcel sales in 2001.

Minimum rental revenues for the year ended December 31, 2002 were $2.8 million compared to $0.9 million for the year ended December 31, 2001, an increase of $1.9 million, or 202%. The increase was due to the recognition of minimum rental payments received from certain lessees which are no longer recoupable by those lessees. Two of our lessees, Horizon Resources, Inc. (formerly AEI Resources, Inc.) and Pen Holdings, Inc., each of which filed bankruptcy proceedings under Chapter 11 of the U. S. Bankruptcy Code during the year, accounted for $1.9 million of minimum rental income in 2002. See “Liquidity and Capital Resources.”

Other revenues were $1.1 million for the year ended December 31, 2002 compared to $0.8 million for the year ended December 31, 2001, an increase of $0.3 million, or 31 percent. The increase was due to $0.2 million of rental income received from one of our lessees, Pen Holdings, Inc., for the brief use of our Fork Creek property.

Operating Costs and Expenses. Our aggregate operating costs and expenses for the year ended December 31, 2002 were $14.2 million compared to $12.4 million for the year ended December 31, 2001, an increase of $1.8 million, or 15%. The increase in operating costs and expenses relates to increases in taxes other than income, general and administrative expenses and depreciation, depletion and amortization.

Operating expenses were $2.9 million for the year ended December 31, 2002 compared to $3.2 million for the year ended December 31, 2001, a decrease of $0.3 million, or 9%. This variance is primarily due to a decrease in production by lessees on our subleased properties, offset by temporary mine maintenance costs on our Coal River property. Aggregate production from subleased properties decreased to 1.8 million tons for the year ended December 31, 2002 from 2.3 million tons for the year ended December 31, 2001, a decrease of 0.5 million tons, or 22%.

Taxes other than income for the year ended December 31, 2002 were $0.9 million compared to $0.6 million for the year ended December 31, 2001, an increase of $0.3 million, or 45%. The increase was primarily due to an increase in state franchise taxes resulting from our change from a corporate to a partnership structure. Prior to the initial formation of the Partnership, franchise taxes were calculated based on filing as a corporation.

General and administrative expenses increased to $6.4 million for the year ended December 31, 2002 compared to $5.5 million for the year ended December 31, 2001, representing an 18 percent increase. The increase was primarily attributable to a full year of fees and expenses associated with being a public entity, such as director’s fees and fees for professional services.

Depreciation, depletion and amortization expense for the year ended December 31, 2002 was $4.0 million compared to $3.1 million for the year ended December 31, 2001, an increase of $0.9 million, or 28%. The increase in depreciation, depletion and amortization resulted from an increase in the depletion rate per ton caused by a downward revision of coal reserves in the late 2001, higher cost coal properties being depleted as a result of recent acquisitions and additional depreciation related to coal services capital projects.

Interest Expense. Interest expense was $1.8 million for the year ended December 31, 2002 compared with $7.3 million for the same period in 2001, a decrease of $5.5 million, or 75%. The decrease is primarily due to the Partnership’s repayment of affiliated long-term borrowings in conjunction with its October 2001 initial public offering. The Partnership historically financed its working capital requirements and capital expenditures with borrowings from an affiliate.

Interest Income. Interest income was $2.0 million for the year ended December 31, 2002 compared with $4.9 million for the year ended December 31, 2001, a decrease of $2.9 million, or 59%. The decrease is primarily due to the existence of a long-term receivable from an affiliate for the period from January 1, 2001 through the closing of the Partnership’s initial public offering in October 2001. The Partnership historically advanced cash receipts from its operations to its parent, Penn Virginia, so that Penn Virginia could centrally manage cash funding requirements for its consolidated group. In conjunction with the closing of the initial public offering, the long-term receivable from affiliate was forgiven.

Income Taxes. No income tax expense was recorded for the year ended December 31, 2002, compared with $6.7 million for the same period in 2001. Subsequent to the initial formation of the Partnership, no provision for income taxes related to the operations of the Partnership was included in our financial statements since, as a partnership, we are not subject to federal or state income taxes.

Net Income. Our net income was $24.7 million for the year ended December 31, 2002 as compared to $16.1 million for the year ended December 31, 2001, an increase of $8.6 million, or 53%. This increase primarily resulted from the increased production achieved by our lessees and our increased revenues over that period, offset by increases in operating costs and expenses.

Year Ended December 31, 2001 Compared With Year Ended December 31, 2000

The following table sets forth our revenues, operating expenses and operating statistics for the year ended December 31, 2001 compared with the year ended December 31, 2000.

	Year Ended December 31,		Percentage Change
	2001	2000
	(in thousands except prices)
Financial Highlights:
Revenues:
Coal royalties	$32,365	$24,308	33%
Coal services	1,660	1,385	20%
Timber	1,732	2,388	(27)%
Minimum rentals	941	819	15%
Other	815	1,289	(37)%

Total revenues	37,513	30,189	24%

Operating Expenses:
Operating	3,812	3,480	10%
General and administrative	5,459	4,847	13%
Depreciation and depletion	3,084	2,047	51%

Total operating costs and expenses	12,355	10,374	19%

Income from Operations	$25,158	$19,815	27%

Operating Statistics:
Coal:
Royalty coal tons produced by lessees (tons in thousands)	15,306	12,536	22%
Average gross royalties per ton	$2.11	$1.94	8%
Timber:
Timber sales (Mbf)	8,741	8,545	2%
Average timber sales price per Mbf	$168	$257	(34)%

Revenues. Our combined revenues for the year ended December 31, 2001 were $37.5 million compared to $30.2 million for the year ended December 31, 2000, an increase of $7.3 million, or 24%. Coal royalty revenues for the year ended December 31, 2001 were $32.4 million compared to $24.3 million for the year ended December 31, 2000, an increase of $8.1 million, or 33%. Over these same periods, production increased by 2.8 million tons, or 22%, from 12.5 million tons to 15.3 millions tons. These increases were primarily due to the following factors:

•	Production increased on the Wise property by 1.6 million tons, which resulted in an increase in revenues of $4.8 million. This increase was due to the commencement, since December 31, 2000, of operations on five new mines on the Wise property. These mines contributed 986,000 tons of production and $3.0 million in revenues in 2001. The remainder of the increase from the Wise property was principally due to higher overall production for coal in the region resulting from increased demand.

•	Production increased on the Coal River property by 1.8 million tons, which resulted in an increase in revenues of $4.0 million. One lessee invested significant capital in its mining project and increased production by 1.0 million tons, or $2.4 million, and the remainder of the increase is largely due to an acquisition of reserves with current mining operations in June 2001.

•	Production decreased on the Spruce Laurel property by 0.4 million tons, which resulted in a decrease in revenues of $0.5 million. These decreases were attributable to contract difficulties experienced by one of our lessees under one of its coal supply agreements.

•	Production from the Buchanan property slightly decreased by 0.2 million tons, which resulted in a $0.3 million decrease in revenues.

Coal services revenues increased to $1.7 million for the year ended December 31, 2001 from $1.4 million in 2000, an increase of $0.3 million, or 20%. The increase is a direct result of the addition of a small preparation plant put into service during the year and additional usage of our existing coal service facilities by our lessees.

Timber revenues decreased to $1.7 million for the year ended December 31, 2001 from $2.4 million for the year ended December 31, 2000, a decrease of $0.7 million, or 27%. The decrease is primarily attributable to a decrease in the average price received for the timber from $257 per Mbf for the year ended December 31, 2000 to $168 per Mbf for the year ended December 31, 2001. That decrease reflects overall market conditions as well as the sale of lower priced species and lower quality timber required to be cut in advance of mining.

Minimum rental revenues for the year ended December 31, 2001 were $0.9 million compared to $0.8 million for the year ended December 31, 2000, an increase of $0.1 million, or 15%. The slight increase was due to the additional recognition of minimum rental payments received from certain of our lessees which are no longer recoupable by those lessees.

Other revenues were $0.8 million for the year ended December 31, 2001 compared to $1.3 million for the year ended December 31, 2000, a decrease of $0.5 million, or 37%. The decrease was primarily due to gains from the sale of property and equipment in 2000.

Operating Costs and Expenses. Our aggregate operating costs and expenses for the year ended December 31, 2001 were $12.4 million compared with $10.4 million for the year ended December 31, 2000, an increase of $2.0 million, or 19%. The increase in operating costs and expenses relates to an increase in operating expenses, general and administrative expenses and depreciation and depletion.

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

Depreciation and depletion expense for the year ended December 31, 2001 was $3.1 million compared with $2.0 million for the year ended December 31, 2000, an increase of $1.1 million, or 51%. This increase primarily resulted from coal production increases of 22%, higher cost coal properties being depleted and depreciation related to additions of coal services equipment. Depreciation and depletion expense increased, on a per ton basis, to $0.20 per ton for the year ended December 31, 2001 from $0.16 for the year ended December 31, 2000. The $0.04 increase on a per ton basis results from an acquisition related increase of production from the Partnership’s Coal River property, which has a significantly higher cost basis coupled with a significant revision of coal reserves. The remainder of the increase is attributable to the addition of coal services equipment.

Interest Expense. Interest expense was $7.3 million for the year ended December 31, 2001 compared with $7.7 million for the same period in 2000, a decrease of $0.4 million, or 5%. The decrease is due to the Partnership’s repayment of affiliated long-term borrowings in conjunction with its October 2001 initial public offering. The Partnership historically financed its working capital requirements and capital expenditures with borrowings from an affiliate.

Interest Income. Interest income was $4.9 million for the year ended December 31, 2001 compared with $4.7 million for the six months ended December 31, 2000, an increase of $0.2 million, or 4%. The increase is primarily due to an increase in the amount of long-term receivable from an affiliate for the period from January 1, 2001 through the closing of the initial public offering in October 2001. The Partnership historically advanced cash receipts from its operations to its parent, Penn Virginia, so that Penn Virginia could centrally manage cash funding requirements for its consolidated group. In conjunction with the closing of the initial public offering, the long-term receivable from affiliate was forgiven.

Income Taxes. Our income tax expense was $6.7 million (effective tax rate of 29%) for the year ended December 31, 2001 based on pretax income of $22.8 million as compared with $5.3 million (effective tax rate of 32%) for the year ended December 31, 2000 based on pretax income of $16.8 million. The $1.4 million increase was primarily due to the increase in pretax income prior to the formation of the Partnership. Subsequent to the initial formation of the Partnership, no provision for income taxes related to the operations of the Partnership is included in the consolidated and combined financial statements because, as a partnership, we are not subject to federal or state income taxes.

Net Income. Our net income was $16.1 million for the year ended December 31, 2001 as compared to $11.6 million for the year ended December 31, 2000, an increase of $4.5 million, or 39%. This increase primarily resulted from the increased production achieved by our lessees and our increased revenues over that period, offset by increases in operating costs and expenses.

Liquidity and Capital Resources

Prior to the closing of our initial public offering in October 2001, the Partnership satisfied its working capital requirements and funded its capital expenditures with cash generated from operations and affiliated borrowings. Since that time, cash generated from operations and our borrowing capacity, supplemented with the issuance of new common units for the Peabody acquisition, have been sufficient to meet our scheduled distributions, working capital requirements and capital expenditures. Our ability to continue to satisfy our debt service obligations, fund planned capital expenditures, make acquisitions and pay distributions to our unitholders will depend upon our future operating performance, which will be affected by prevailing economic conditions in the coal industry and financial, business and other factors. Some of these factors are beyond our control, including the ability of our lessees to continue to make payments to us as required by our leases with them.

Part of our strategy is to make acquisitions which increase distributable cash flow to our unitholders. Our ability to make these acquisitions in the future will depend in part on the availability of debt financing and on our ability to periodically use equity financing through the issuance of new units.

Pen Holdings Bankruptcy. In January 2002, Pen Holdings, Inc. (“Pen Holdings”), the lessee on our Fork Creek property, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code (the “Code”) and idled operations in March 2002. Pen Holdings continued to pay minimum rentals of $200,000 per month throughout the period from January 1, 2002 through August 31, 2002, at which time, Pen Holdings rejected, and we recovered, our lease. To make us better able to re-lease the property to a new lessee, in November 2002 we purchased a 900-ton per hour coal preparation plant, a unit-train loading facility, rights to a railroad-granted rebate on coal loaded through the facility and other assets integral to mining at Fork Creek from Pen Holdings and its lessors for $5.1 million in cash plus the assumption of certain liabilities. We are currently negotiating with potential lessees to re-lease the Fork Creek property. Although we anticipate that we will enter into a new lease for the Fork Creek property and that production at Fork Creek will commence during the third quarter of 2003, we cannot be certain of this timing since our ability to lease Fork Creek is dependent on a new lessee’s ability to find an acceptable market for coal mined on the property and other financial and economic conditions which are not within our control.

Horizon Resources Bankruptcy. In November 2002, Horizon Resources, Inc. (formerly AEI Resources, Inc.) (“Horizon”) filed for bankruptcy protection under Chapter 11 of the Code for the second time in nine months. To date, Horizon has made all payments required under its leases. Although we believe that Horizon will continue to make payments due under its leases with us, we cannot be certain as to the timing or actual amount of revenues we will receive under these leases. We are continuing to evaluate our business alternatives with respect to the Horizon leases.

Cash Flows. Net cash provided by operations was $30.3 million in 2002, $21.6 million in 2001 and $16.5 million in 2000. The overall increase in cash provided by operations in 2002, compared to 2001, was largely due to the omission of income taxes. Since election of partnership status in the last half of 2001, we are not subject to federal or state income taxes, and the tax effect of our activities passes through to our unitholders. The overall increase in cash provided by operations in 2001, compared to 2000, was largely due to increased production by our lessees. Increased production over the period was a direct result of acquisitions and additional mine openings.

Net cash used in investing activities was $49.0 million in 2002, $95.7 million in 2001 and $28.0 million in 2000. The level of net cash used in 2002 investing activities primarily reflects capital expenditures related to acquisitions, offset by $43.4 million from the sale of U.S. Treasury notes. The increase in cash used for the year ended December 31, 2001 was primarily due to the purchase of $43.4 million in restricted U.S. Treasury notes used to secure our term loan, a $33 million acquisition of coal reserves in June 2001 and $19.2 million of advances to affiliate prior to the closing of the initial public offering.

Net cash provided by financing activities was $19.9 million in 2002, $81.7 million in 2001 and $10.8 million in 2000. Net cash provided by financing activities in 2002 included $47.5 million of borrowings to fund acquisitions and a $1.1 million contribution from the general partner, offset by $28.7 million, or $1.84 per unit, of distributions to unitholders. Net cash provided by financing activities in 2001 include $142.4 million of net proceeds received from the initial public offering, $84.1 million used to pay net borrowings to an affiliate and proceeds from borrowings of $43.4 million used to purchase restricted U.S. Treasury notes. Prior to October 2001, financing activities were primarily borrowings from affiliated companies to fund acquisitions, for working capital needs and for general corporate purposes.

Capital Expenditures. Capital expenditures, including noncash items, for each of the three years ended December 31, 2002, 2001 and 2000 were as follows:

	2002	2001	2000
	(in thousands)
Acquisition of coal reserves	$138,450	$32,994	$—
Coal services capital projects and acquisitions	9,016	608	359
Other property and equipment expenditures	69	67	126

Total capital expenditures	$147,535	$33,669	$485

Acquisitions of coal reserves in 2002 included the Peabody Acquisition, which was funded with a combination of credit facility borrowings, issuance of common units and proceeds from the sale of U.S. Treasury notes, and the Upshur Acquisition, which was funded with the proceeds from the sale of U.S. Treasury notes. Coal reserves acquired in 2001 relate to the Fork Creek acquisition on our Coal River Property, which was funded with borrowings from an affiliate. See “Item 7. Management’s Discussion and of Financial Condition and Results of Operations – Acquisitions” for more information on these acquisitions.

Coal services additions included the purchase of infrastructure at our Fork Creek property for $5.1 million in cash, which was funded with the proceeds from the sale of U.S. Treasury notes, plus the assumption of approximately $3.0 million of certain liabilities. See “Item 7. Management’s Discussion and of Financial Condition and Results of Operations – Acquisitions” for more information. Also, coal services additions include capital expenditures related to certain fee-based coal preparation and transportation facilities we provide to some of our lessees to enhance their production levels and to generate additional coal services revenues.

In 2003, we anticipate making total capital expenditures of up to $3.0 million for coal services related projects. We believe currently-planned expenditures can be funded with a combination of internal cash flows and credit facility borrowings.

Credit Agreement. In connection with the closing of our initial public offering in October 2001, we entered into a three-year credit agreement with a syndicate of financial institutions led by PNC Bank, National Association, as their agent. The credit agreement consists of two facilities:

•	a revolving credit facility of $50.0 million; and

•	a term loan facility of $43.4 million.

The revolving credit facility is available for general partnership purposes, including working capital, capital expenditures and acquisitions, and includes a $5.0 million distribution sublimit that is available for working capital needs and distributions and a $5.0 million sublimit for the issuance of letters of credit, of which we had utilized $1.6 million and $0.7 million as of December 31, 2002 and 2001, respectively. In 2001, we borrowed $43.4 million under the term loan facility at closing and purchased and pledged $43.4 million of U.S. Treasury notes, which secured the term loan facility. In 2002, the U.S. Treasury Notes were liquidated for the purpose of funding acquisitions. As of December 31, 2002, the borrowings under the credit agreement and the term loan facility were unsecured.

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

The credit agreement prohibits us from making distributions to unitholders and distributions in excess of available cash if any potential default or event of default, as defined in the credit agreement, occurs or would result from the distribution. In addition, the credit agreement contains various covenants that limit, among other things, our ability to:

•	incur indebtedness;

•	grant liens;

•	make certain loans, acquisitions and investments;

•	make any material change to the nature of our business;

•	acquire another company; or

•	enter into a merger or sale of assets, including the sale or transfer of interests in our subsidiaries.

The credit agreement also contains covenants requiring us to maintain:

•	a ratio of not more than 2.50:1.00 of total debt to consolidated EBITDA; and

•	a ratio of not less than 4.00:1.00 of consolidated EBITDA to interest.

As of December 31, 2002, we had outstanding borrowings of $90.9 million, consisting of $47.5 million borrowed against the $50.0 million revolving credit facility and $43.4 million of the fully-drawn term loan. We are currently attempting to refinance $90 million of these borrowings with a more permanent form of debt financing, which will required periodic payments of principal and interest. We expect to complete this refinancing during the first quarter of 2003, at which time we expect to use the proceeds to repay all of the $43.4 million term loan borrowings and to repay most of the revolving credit facility borrowings. Completion of the refinancing will result in increased capital availability under the revolving credit facility. In the event the refinancing is not completed by March 31, 2003, we will be required to provide security to the bank syndicate.

Contractual Obligations

The Partnership’s contractual cash obligations as of December 31, 2002 are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	Thereafter
	(in thousands)
Revolving credit facility	$47,500	$—	$47,500	$—	$—
Term loan secured by U.S. Treasury notes	43,387	—	43,387	—	—
Rental commitments (1)	1,850	370	740	740	—

Total contractual cash obligations (2)	$92,737	$370	$91,627	$740	$—

(1)	The Partnership’s rental commitments primarily relate to reserve-based properties which are, or are intended to be, subleased by the Partnership to third parties. The obligation expires when the property has been mined to exhaustion or the lease has been canceled. The timing of mining by third party operators is difficult to estimate due to numerous factors. See “Item 1. Business – Risk Factors.” We believe the obligation after five years cannot be reasonably estimated; however, based on current knowledge, we believe the Partnership will incur approximately $0.4 million in rental commitments in perpetuity until the reserves have been exhausted.
(2)	The total contractual cash obligations do not include general partner reimbursement. The general partner of the Partnership is entitled to receive reimbursement of direct and indirect expenses incurred on our behalf until the Partnership has been dissolved.

Environmental

The operations of our lessees are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. The terms of the Partnership’s coal property leases impose liability for all environmental and reclamation liabilities arising under those laws and regulations on the relevant lessees. The lessees are bonded and have indemnified the Partnership against any and all future environmental liabilities. The Partnership regularly visits the properties subject to our leases to monitor our lessee’s compliance with environmental laws and regulations, as well as to review mining activities. Management believes that the Partnership’s lessees will be able to comply with existing regulations and does not expect any material impact on its financial condition or results of operations as a result of environmental regulations.

With respect to our unleased and inactive properties, we have some reclamation bonding requirements. In conjunction with the November 2002 purchase of equipment (see Note 3 of consolidated and combined financial statements), we assumed reclamation and mitigation liabilities of approximately $3.0 million. We are currently pursuing a potential lessee for this property and, as is customary in our operations, we intend to assign all reclamation liabilities to such lessee. As of December 31, 2002 and 2001, the Partnership’s environmental liabilities totaled $4.6 million and zero, respectively.

Recent Accounting Pronouncements

Effective January 1, 2002 we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations –Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. There was no effect on the Partnership’s financial position, results of operations or liquidity upon the adoption of the new Standard in the first quarter of 2002.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This Statement requires entities to record a liability relating to the retirement and removal of assets used in their business. The liability is discounted to its present value, and the related asset value is increased by the amount of the resulting liability. Over the life of the asset, the liability will be accreted to its future value and eventually extinguished when the asset is taken out of service with a resulting gain or loss from the settlement of the liability. The provisions of this Statement are effective for fiscal years beginning after June 15, 2002. We have evaluated the future financial reporting effect of adopting SFAS No. 143 and the initial adoption will not have a material effect on the financial position, results of operations or liquidity. We will adopt the standard effective January 1, 2003.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item of debt to be aggregated and, if material, classified as an extraordinary item, net of income taxes. As a result, the criteria in Accounting Principles Board (APB) Opinion No. 30 will now be used to classify those gains and losses. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item shall be reclassified. The provisions of this Statement are effective for fiscal years beginning after January 1, 2003. Under present conditions, management does not expect the initial adoption of SFAS No. 145 to have a material effect on the financial position, results of operations or liquidity.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. Under present conditions, management does not expect the initial adoption of SFAS No. 146 to have a material effect on the financial position, results of operations or liquidity.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others, which clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor’s accounting for and disclosures of certain guarantees issued. FIN 45 requires enhanced disclosures for certain guarantees. It also will require certain guarantees that are issued or modified after December 31, 2002, including certain third-party guarantees, to be initially recorded on the balance sheet at fair value. For guarantees issued on or before December 31, 2002, liabilities are recorded when and if payments become probable and estimable. The financial statement recognition provisions are effective prospectively, and the Company cannot reasonably estimate the impact of adopting FIN 45 until guarantees are issued or modified in future periods, at which time their results will be initially reported in the financial statements.

Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risks to which we are exposed are interest rate risk and coal price risks. We expect to refinance current amounts borrowed on our credit facility borrowings with more permanent debt which will probably have a fixed interest rate throughout its term. We expect, however, to execute interest rate derivative transactions for a part of the amount refinanced, wherein, we would assume risk for variable interest. We expect to execute any such transactions in a method to achieve hedge accounting in compliance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138. The debt we incur in the future under our credit facility will bear variable interest at either the applicable base rate or a rate based on LIBOR.

We are also exposed to credit risk if our lessees do not manage their operations well or if there is a significant decline in coal prices. Lessees may not be able to pay their debts as they become due or our coal royalty revenues could decrease due to decreased production volumes. In 2002, one of our lessees filed for bankruptcy under Chapter 11 of the Code for the second time in nine months. There is no assurance this bankruptcy filing will not have an adverse impact on our financial position or results of operations.

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

Such forward-looking statements include, among other things, statements regarding development activities, capital expenditures, acquisitions and dispositions, expected commencement dates of coal mining, projected quantities of future coal production by the Partnership’s lessees and costs and expenditures as well as projected demand or supply for coal, which will affect sales levels, prices and royalties realized by the Partnership.

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

Important factors that could cause the actual results of operations or financial condition of Penn Virginia Resource Partners, L.P. to differ include, but are not necessarily limited to: the cost of finding new coal reserves; the ability to acquire new coal reserves on satisfactory terms; the price for which such reserves can be sold; the volatility of commodity prices for coal; the risks associated with having or not having price risk management programs; the Partnership’s ability to lease new and existing coal reserves; the ability of lessees to produce sufficient quantities of coal on an economic basis from the Partnership’s reserves; the ability of lessees to obtain favorable contracts for coal produced from the Partnership’s reserves; competition among producers in the coal industry generally; the extent to which the amount and quality of actual production differs from estimated mineable and merchantable coal reserves; unanticipated geological problems; availability of required materials and equipment; the occurrence of unusual weather or operating conditions including force majeure or events; the failure of equipment or processes to operate in accordance with specifications or expectations; delays in anticipated start-up dates; environmental risks affecting the mining of coal reserves; the timing of receipt of necessary governmental permits; labor relations and costs; accidents; changes in governmental regulation or enforcement practices, especially with respect to environmental, health and safety matters, including with respect to emissions levels applicable to coal-burning power generators; risks and uncertainties relating to general domestic and international economic (including inflation and interest rates) and political conditions; the experience and financial condition of the Partnership’s lessees, including their ability to satisfy their royalty, environmental, reclamation and other obligations to the Partnership and others; changes in financial market conditions; and other risk factors detailed in the Partnership’s Securities and Exchange commission filings. Many of such factors are beyond the Partnership’s ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements.

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

PENN VIRGINIA RESOURCE PARTNERS, L.P. by: PENN VIRGINIA RESOURCE GP, LLC

March 7, 2003	By:	/s/ Frank A. Pici
(Frank A. Pici, Vice President and Chief Financial Officer)

March 7, 2003	By:	/s/ Forrest W. McNair
Forrest W. McNair, Vice President and Controller)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ A. James Dearlove (A. James Dearlove)	Chairman of the Board and Chief Executive Officer	March 7, 2003

/s/ Edward B. Cloues, II (Edward B. Cloues, II)	Director	March 7, 2003

/s/ John P. Desbarres (John P. Desbarres)	Director	March 7, 2003

/s/ Keith D. Horton (Keith D. Horton)	President, Chief Operating Officer and Director	March 7, 2003

/s/ Keith B. Jarrett (Keith B. Jarrett)	Director	March 7, 2003

/s/ James R. Montague (James R. Montague)	Director	March 7, 2003

/s/ Frank A. Pici (Frank A. Pici)	Vice President, Chief Financial Officer and Director	March 7, 2003

/s/ Nancy M. Snyder (Nancy M. Snyder)	Vice President, General Counsel and Director	March 7, 2003

/s/ Richard M. Whiting (Richard M. Whiting)	Director	March 7, 2003

CERTIFICATIONS

I, A. James Dearlove, Chief Executive Officer of Penn Virginia Resource GP, LLC, general partner of Penn Virginia Resource Partners, L.P. (the “Registrant”), certify that:

1. I have reviewed this annual report on Form 10-K of the Registrant;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6. The Registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 11, 2003

/s/ A. James Dearlove
A. James Dearlove Chief ExecutiveOfficer

I, Frank A. Pici, Vice President and Chief Financial Officer of Penn Virginia Resource GP, LLC, general partner of Penn Virginia Resource Partners, L.P. (the “Registrant”), certify that:

1. I have reviewed this annual report on Form 10-K of the Registrant;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6. The Registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 11, 2003

/s/ Frank A. Pici
Frank A. Pici Vice President and Chief Financial Officer

Item 8. Financial Statements and Supplementary Data

Penn Virginia Resources, L.P. and Subsidiaries

Management’s Report on Financial Information

Management of the general partner of Penn Virginia Resource Partners, L.P. (the “Partnership”) is responsible for the preparation and integrity of the financial information included in this annual report. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which involve the use of estimates and judgments where appropriate.

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

The Partnership’s independent public accountants, KPMG LLP, have developed an understanding of our accounting and financial controls and have conducted such tests as they consider necessary to support their opinion on our 2002 financial statements. Their report contains an independent, informed judgment as to the Partnership’s reported results of operations and financial position for 2002.

The Board of Directors pursues its oversight role of the financial statements through the Audit Committee, which consists solely of outside directors. The Audit Committee meets regularly with management, the internal auditor and KPMG LLP, jointly and separately, to review management’s process of implementation and maintenance of internal controls, and auditing and financial reporting matters. The independent and internal auditors have unrestricted access to the Audit Committee.

A. James Dearlove	Frank A. Pici
President and	Vice President and
Chief Executive Officer	Chief Financial Officer

INDEPENDENT AUDITORS’ REPORT

To the Partners of Penn Virginia Resource Partners, L.P.:

We have audited the accompanying consolidated balance sheet of Penn Virginia Resource Partners, L.P., a Delaware limited partnership, and subsidiaries (collectively “the Partnership”) as of December 31, 2002 and the related consolidated statements of income, partners’ capital and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The 2001 and 2000 financial statements of Penn Virginia Resource Partners, L.P. and the Penn Virginia Coal Business (the “Predecessor”) (see Note 1) were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 18, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Penn Virginia Resource Partners, L.P. as of December 31, 2002 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Houston, Texas

February 14, 2003

THIS REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THE REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP, NOR HAS ARTHUR ANDERSEN LLP PROVIDED A CONSENT TO THE INCLUSION OF ITS REPORT IN THIS FORM 10-K.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Penn Virginia Resource Partners, L.P.:

We have audited the accompanying consolidated balance sheet of Penn Virginia Resource Partners, L.P., a Delaware limited partnership, and subsidiaries (the “Partnership”) as of December 31, 2001 and the combined balance sheet of the Penn Virginia Coal Business (the “Predecessor”) (see Note 1) as of December 31, 2000 and the related consolidated and combined statements of income, partners’ capital and owner’s equity and cash flows from the Partnership’s commencement of operations (on October 31, 2001) to December 31, 2001 and the Predecessor period from January 1, 2001 through October 30, 2001, and for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Houston, Texas

February 18, 2002

PENN VIRGINIA RESOURCE PARTNERS, L.P.

CONSOLIDATED AND COMBINED STATEMENTS OF INCOME

(in thousands, except per unit amounts)

	For the Year Ended December 31, 2002	From Commencement of Operations (October 31, 2001) through December 31, 2001	For the Period from January 1, 2001 through October 30, 2001	For the Year Ended December 31, 2000
	(Partnership)	(Partnership)	(Predecessor)	(Predecessor)
Revenues:
Coal royalties	$31,358	$5,394	$26,971	$24,308
Coal services	1,704	198	1,462	1,385
Timber	1,640	323	1,409	2,388
Minimum rentals	2,840	—	941	819
Other	1,066	21	794	1,289

Total revenues	38,608	5,936	31,577	30,189

Operating expenses:
Operating	2,912	650	2,546	2,817
Taxes other than income	895	94	522	663
General and administrative	6,419	926	4,533	4,847
Depreciation, depletion and amortization	3,955	648	2,436	2,047

Total operating expenses	14,181	2,318	10,037	10,374

Operating income	24,427	3,618	21,540	19,815
Other income (expense):
Interest expense	(1,758)	(269)	—	—
Interest expense – affiliate	—	—	(7,003)	(7,670)
Interest income	2,017	328	1,060	1,344
Interest income – affiliate	—	—	3,516	3,341
Other income	—	—	—	12

Income before taxes	24,686	3,677	19,113	16,842
Income tax expense	—	—	6,691	5,287

Net income	$24,686	$3,677	$12,422	$11,555

General partner’s interest in net income for the periods subsequent to October 30, 2001	$494	$73

Limited partners’ interest in net income for the periods subsequent to October 30, 2001	$24,192	$3,604

Basic and diluted net income per limited partner unit:
Common	$1.57	$0.24

Subordinated	$1.57	$0.24

Weighted average number of units outstanding, basic and diluted:
Common	7,737	7,650

Subordinated	7,650	7,650

See accompanying notes to consolidated and combined financial statements.

PENN VIRGINIA RESOURCE PARTNERS, L.P.

CONSOLIDATED AND COMBINED BALANCE SHEETS

(in thousands)

	December 31,
ASSETS	2002	2001

Current assets:
Cash and cash equivalents	$9,620	$8,335
Accounts receivable	4,414	1,607
Current portion of long-term note receivable	527	483
Other current assets	11	84

Total current assets	14,572	10,509

Property and equipment	263,321	115,965
Less: Accumulated depreciation, depletion and amortization	15,253	11,471

Net property and equipment	248,068	104,494

Debt issuance costs	443	727
Restricted U.S. Treasury notes	—	43,387
Long-term note receivable, net of current portion	1,274	1,757
Long-term prepaid minimums	2,218	1,764

Total assets	$266,575	$162,638

LIABILITIES AND PARTNERS’ CAPITAL

Current Liabilities:
Accounts payable	$1,907	$80
Accrued liabilities	1,454	990
Deferred income	2,829	1,240

Total current liabilities	6,190	2,310

Deferred income	2,488	2,418
Other liabilities	4,478	16
Long-term debt secured by U.S. Treasury notes	—	43,387
Long-term debt	90,887	—

Commitments and contingencies (Note 12)

Partners’ Capital:
Common units (9,172,205 units in 2002 and 7,649,880 units in 2001)	154,037	124,599
Common units—Class B (947,133 units in 2002)	19,610	—
Subordinated units (7,649,880 units in 2002 and 2001)	(11,780)	(9,696)
General partner interest	665	(396)

Total partners’ capital	162,532	114,507

Total liabilities and capital	$266,575	$162,638

See accompanying notes to consolidated and combined financial statements.

PENN VIRGINIA RESOURCE PARTNERS, L.P.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31, 2002	From Commencement of Operations (October 31, 2001) through December 31, 2001	For the period from January 1, 2001 through October 30, 2001	For the Year Ended December 31, 2000
	(Partnership)	(Partnership)	(Predecessor)	(Predecessor)
Cash flows from operating activities:
Net income	$24,686	$3,677	$12,422	$11,555
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	3,955	648	2,436	2,047
Gain on sale of property and equipment	(9)	—	(31)	(897)
Deferred income taxes	—	—	—	(69)
Noncash interest expense	319	52	2,535	3,723
Changes in operating assets and liabilities:
Accounts receivable	(460)	196	(1,067)	161
Accounts payable	516	48	(70)	(128)
Accrued liabilities	693	574	(269)	219
Other assets and liabilities	642	263	181	(103)

Net cash provided by operating activities	30,342	5,458	16,137	16,508

Cash flows from investing activities:
Payment received on long-term notes	439	110	329	400
Advances to affiliate	—	—	(19,218)	(28,825)
Proceeds from (purchase of) restricted U.S. Treasury notes	43,387	—	(43,387)	—
Proceeds from the sale of property and equipment	15	—	117	900
Acquisition of coal reserves	(86,767)	—	(32,994)	—
Coal services capital projects and acquisitions	(5,981)	(186)	(422)	(359)
Other property and equipment expenditures	(69)	(18)	(49)	(126)

Net cash used in investing activities	(48,976)	(94)	(95,624)	(28,010)

Cash flows from financing activities:
Payments for debt issuance costs	—	—	(779)	—
Proceeds from (repayments of) of line of credit	—	—	(111)	111
Proceeds from initial public offering, net	—	—	142,373	—
Proceeds from long-term debt	47,500	—	43,387	—
Purchase of common units from affiliate	—	—	(19,042)	—
Repayments of borrowings – affiliate	—	—	(122,845)	—
Proceeds from borrowings – affiliate	—	—	38,757	10,653
Contributions from general partner	1,142	—	—	—
Distributions	(28,723)	—	—	—

Net cash provided by financing activities	19,919	—	81,740	10,764

Net increase (decrease) in cash	1,285	5,364	2,253	(738)
Cash-beginning of period	8,335	2,971	718	1,456

Cash-end of period	$9,620	$8,335	$2,971	$718

Supplemental disclosures:
Cash paid during the period for:
Interest	$1,694	$109	$7,063	$7,670
Income taxes	—	—	5,656	5,356
Noncash investing and financing activities:
Issuance of partners’ capital for acquisitions	$50,920	$—	$—	$—
Working capital and assumed liabilities for acquisitions, net	3,798	—	—	—
Increase in long-term debt – affiliate	—	—	2,535	3,723
Contribution from affiliate	—	—	4,691	—
Cancellation of long-term receivable – affiliate	—	—	75,349	—

See accompanying notes to consolidated and combined financial statements.

PENN VIRGINIA RESOURCE PARTNERS, L.P.

CONSOLIDATED AND COMBINED STATEMENT OF PARTNERS’ CAPITAL AND OWNER’S EQUITY

(in thousands, except unit data)

	Common Units		Class B Common Units		Subordinated Units		General Partner	Owner’s Equity	Total
	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 1999	—	$—	—	$—	—	$—	$—	$15,138	$15,138
Net income	—	—	—	—	—	—	—	11,555	11,555

Balance at December 31, 2000	—	—	—	—	—	—	—	26,693	26,693
Net income for the period from January 1, 2001 to October 30, 2001	—	—	—	—	—	—	—	12,422	12,422
Book value of net assets contributed by parent	1,149,880	4,928	—	—	7,649,880	32,837	1,350	(39,115)	—
Issuance of units to the public, net of offering and other costs	6,500,000	123,331	—	—	—	—	—	—	123,331
Sale of underwriter overallotment	975,000	19,042	—	—	—	—	—	—	19,042
Purchase of common units from Parent to execute underwriter overallotment	(975,000)	(19,042)	—	—	—	—	—	—	(19,042)
Forgiveness and elimination of intercompany accounts with parent	—	(5,462)	—	—	—	(44,335)	(1,819)	—	(51,616)
Net income for the period from from October 31, 2001 through December 31, 2001	—	1,802	—	—	—	1,802	73	—	3,677

Balance at December 31, 2001	7,649,880	124,599	—	—	7,649,880	(9,696)	(396)	—	114,507
Capital contributions	—	—	—	—	—	—	1,142	—	1,142
Issuance of common units	1,522,325	31,390	947,133	19,530	—	—	—	—	50,920
2002 net income allocation	—	12,118	—	80	—	11,994	494	—	24,686
2002 distributions	—	(14,074)	—	—	—	(14,074)	(575)	—	(28,723)

Balance at December 31, 2002	9,172,205	$154,033	947,133	$19,610	7,649,880	$(11,776)	$665	$—	$162,532

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

The Partnership completed its initial public offering of 7,475,000 common units (including underwriter’s overallotment) at a price of $21.00 per unit on October 30, 2001. Total proceeds of the offering were $157.0 million before offering costs and underwriters commissions. Effective with the closing of the initial public offering, Penn Virginia’s wholly owned subsidiaries received 174,880 common units, 7,649,880 subordinated units and a 2% partnership interest the ownership of the Partnership. In addition, concurrent with the closing of the initial public offering, the Partnership borrowed $43,386,750 under its term loan credit facility with PNC Bank, National Association and other lenders.

In conjunction with the formation of the Partnership, Penn Virginia contributed net assets totaling $39.1 million to the Partnership. Concurrent with the initial public offering, the Partnership paid $141.5 million to Penn Virginia for repayment of debt and the purchase of 975,000 common units held by Penn Virginia. The Partnership’s note receivable from Penn Virginia was forgiven as well as the remaining portion of the Partnership’s note payable to Penn Virginia. See “Note 9. Related Party Transactions.” Additionally, deferred income taxes were retained by Penn Virginia as income taxes will be the responsibility of the unitholders and not the Partnership.

In December 2002, the Partnership acquired approximately 120 million tons of coal reserves from subsidiaries of Peabody Energy Corporation (“Peabody”). In conjunction with the acquisition, the Partnership issued 1,522,325 common units and 1,240,833 Class B common units, of which 293,700 Class B common units are held in escrow pending certain title transfers. As a result of the units held in escrow, the 293,700 Class B common units were not included in partners’ capital at December 31, 2002. All Class B common units share in income and distributions on the same basis as the Limited Partner Units, but they are not listed on the New York Stock Exchange. Subject to the approval of our common unitholders, the Class B common units will automatically convert into an equal number of common units; however, if the conversion is denied, Peabody, as holder of the Class B units, would have the right to receive 115% of the amount of distributions paid on the common units. Adoption of the proposed conversion requires the affirmative vote of a majority of the votes cast at a special meeting to be held in the second quarter of 2003, provided that the total votes cast represent over 50% in interest of all common units entitled to vote.

The general partner of the Partnership is Penn Virginia Resource GP, LLC, a wholly owned subsidiary of Penn Virginia.

2. Summary of Significant Accounting Policies

Basis of Presentation

Unless otherwise indicated, for the purposes of these financial statements, the Partnership refers to the Penn Virginia Coal Business for the periods prior to October 30, 2001 and to Penn Virginia Resource Partners, L.P. for the periods subsequent to October 30, 2001. The consolidated and combined financial statements present the results of operations and financial position of the Partnership as if it had existed as a single entity, separate from Penn Virginia, for the periods prior to October 30, 2001. Intercompany balances and transactions within the Partnership have been eliminated.

Use of Estimates

Preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the combined and consolidated balance sheets and the reported amounts of revenues and expenses in the consolidated and combined income statements during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents / Restricted U.S. Treasury Notes

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2001, the Partnership had restricted cash in the form of U.S. Treasury notes, which were used to secure the Partnership’s term loan facility. See “Note 6. Long-Term Debt.” In 2002, the Partnership sold the U.S. Treasury notes and used the proceeds to purchase property and equipment.

Note Receivable

The note receivable is recorded at cost, adjusted for amortization of discounts. Discounts are amortized over the life of the note receivable using the effective interest rate method.

Debt Issuance Costs

Debt issuance costs relating to the Partnership’s revolving credit facility and term loan have been capitalized and are being amortized over the life of the revolving credit facility and the term loan.

Property and Equipment

Property and equipment are carried at cost and include expenditures for additions and improvements, such as roads and land improvements, which substantially increase the productive lives of existing assets. Maintenance and repair costs are expensed as incurred. Depreciation and amortization of property and equipment is generally computed using the straight-line method over their estimated useful lives, varying from 3 years to 20 years. Coal properties are depleted on an area-by-area basis at a rate based upon the cost of the mineral properties and estimated proven and probable tonnage therein. From time to time, the Partnership carries out exploration and development activities at its coal properties in order to ascertain the quality and quantity of the coal contained in those properties. These exploration and development activities are expensed as incurred. When an asset is retired or sold, its cost and related accumulated depreciation and amortization are removed from the accounts. The difference between undepreciated cost and proceeds from disposition is recorded as gain or loss.

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

Impairment of Long-Lived Assets

The Partnership reviews its long-lived assets to be held and used whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss must be recognized when the carrying amount of an asset exceeds the sum of the undiscounted estimated future cash flows. In this circumstance, the Partnership would recognize an impairment loss equal to the difference between the carrying value and the fair value of the asset. Fair value is estimated to be the expected present value of expected future net cash flows from proved and probable reserves, utilizing a risk-free rate of return.

Long-Term Prepaid Minimums

The Partnership leases a portion of its reserves from third parties that require monthly or annual minimum rental payments. The prepaid minimums are recoupable from future production and are deferred and charged to lease expenses as the coal is subsequently produced. The Partnership evaluates the recoverability of the prepaid minimums on a periodic basis; consequently, any prepaid minimums that cannot be recouped are expensed. As of December 31, 2002 and 2001, the allowance related to long-term prepaid minimums totaled $1.2 million and $1.1 million, respectively.

Concentration of Credit Risk

Substantially all of the Partnership’s accounts receivable at December 31, 2002 result from accrued revenue from lessee production. This concentration of customers may impact the Partnership’s overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions. In determining whether or not to require collateral from a customer or a lessee, the Partnership analyzes the entity’s net worth, cash flows, earnings and credit ratings. Receivables are generally not collateralized. Historical credit losses incurred by the Partnership on receivables have not been significant.

Fair Value of Financial Instruments

The Partnership’s financial instruments consist of cash and cash equivalents, accounts receivable, note receivable, accounts payable and long-term debt. The carrying values of cash and cash equivalents, accounts receivable and payable, and long-term debt approximate fair value. The fair value of the Partnership’s note receivable at December 31, 2002 and 2001 was $3.4 million and $4.5 million, respectively.

Revenues

Coal Royalties. Coal royalty revenues are recognized on the basis of tons of coal sold by the Partnership’s lessees and the corresponding revenue from those sales. Most coal leases are based on minimum monthly or annual payments, a minimum dollar royalty per ton and/or a percentage of the gross sales price.

Coal Services. Coal services revenues are recognized when lessees use the Partnership’s facilities for the processing and transportation of coal. Coal services revenues consist of fees collected for the use of our loadout facility, coal preparation plants and dock loading facility.

Timber. Timber revenues are recognized when timber is sold in a competitive bid process involving sales of standing timber on individual parcels and, from time to time, on a contract basis where independent contractors harvest and sell the timber. Timber revenues are recognized when the timber has been sold or harvested by the independent contractors. Title and risk of loss pass to the independent contractors upon the execution of the contract. In addition, if the contractors do not harvest the timber within the specified time period, the title of the timber reverts back to the Partnership with no refund of original payment.

Minimum Rentals. Most of the Partnership’s lessees must make minimum monthly or annual payments that are generally recoupable over certain time periods. These minimum payments are recorded as deferred income. If the lessee recoups a minimum payment through production, the deferred income attributable to the minimum payment is recognized as coal royalty revenues. If a lessee fails to meet its minimum production for certain pre-determined time periods, the deferred income attributable to the minimum payment is recognized as minimum rental revenues.

Income Taxes

Subsequent to the initial formation of the Partnership, no provision for income taxes related to the operations of the Partnership has been included in the accompanying financial statements because, as a Partnership, it is not subject to federal or state income taxes and the tax effect of its activities accrues to the unitholders. Net income for financial reporting purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax bases and financial reporting bases of assets and liabilities and the taxable income allocation requirements under the Partnership agreement.

For periods prior to the Partnership’s initial public offering, the Penn Virginia Coal Business’ operations were included in Penn Virginia’s consolidated federal and state income tax returns of Penn Virginia. The Penn Virginia Coal Business’ (Predecessor) income tax provisions were computed as though separate returns were filed. The Penn Virginia Coal Business accounted for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” This Statement requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in Penn Virginia Coal Business’ financial statements or tax returns. Using this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates.

Net income per unit

Basic and diluted net income per unit is determined by dividing net income, after deducting the general partner’s 2% interest, by the weighted average number of outstanding Common Units and Subordinated Units. At December 31, 2002, there were no dilutive units.

New Accounting Standards

Effective January 1, 2002 we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations –Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. There was no effect on the Partnership’s financial position, results of operations or liquidity upon the adoption of the new Standard in the first quarter of 2002.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This Statement requires entities to record a liability relating to the retirement and removal of assets used in their business. The liability is discounted to its present value, and the related asset value is increased by the amount of the resulting liability. Over the life of the asset, the liability will be accreted to its future value and eventually extinguished when the asset is taken out of service with a resulting gain or loss from the settlement of the liability. The provisions of this Statement are effective for fiscal years beginning after June 15, 2002. We have evaluated the future financial reporting effect of adopting SFAS No. 143 and the initial adoption will not have a material effect on the financial position, results of operations or liquidity. We will adopt the standard effective January 1, 2003.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item of debt to be aggregated and, if material, classified as an extraordinary item, net of income taxes. As a result, the criteria in Accounting Principles Board (APB) Opinion No. 30 will now be used to classify those gains and losses. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item shall be reclassified. The provisions of this Statement are effective for fiscal years beginning after January 1, 2003. Under present conditions, management does not expect the initial adoption of SFAS No. 145 to have a material effect on the financial position, results of operations or liquidity.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. Under present conditions, management does not expect the initial adoption of SFAS No. 146 to have a material effect on the financial position, results of operations or liquidity.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others, which clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor’s accounting for and disclosures of certain guarantees issued. FIN 45 requires enhanced disclosures for certain guarantees. It also will require certain guarantees that are issued or modified after December 31, 2002, including certain third-party guarantees, to be initially recorded on the balance sheet at fair value. For guarantees issued on or before December 31, 2002, liabilities are recorded when and if payments become probable and estimable. The financial statement recognition provisions are effective prospectively, and the Company cannot reasonably estimate the impact of adopting FIN 45 until guarantees are issued or modified in future periods, at which time their results will be initially reported in the financial statements.

3. Acquisitions

In December 2002, the Partnership acquired two properties containing approximately 120 million tons of coal reserves (unaudited) from Peabody for 1,522,325 million common units, 1,240,833 million Class B common units (a combined common unit value of $57.0 million) and $72.5 million in cash plus closing costs. The $130.5 million acquisition includes approximately $6.1 million, or 293,700 Class B units, held in escrow pending certain title transfers. As a result of the units held in escrow, approximately five million tons of coal reserves and 293,700 Class B common units were not included in property, plant and equipment or partners’ capital, respectively, at December 31, 2002. The Class B common units will be converted to common units upon approval by the common unitholders (see Note 1). Approximately two-thirds of the reserves are located in New Mexico, which Peabody will continue to operate as a surface mining operation. Approximately one third of the acquired reserves are in northern West Virginia, which Peabody will also continue to operate. Each set of reserves is being leased back to Peabody for royalty rates which escalate annually over the life of the property’s production. As part of the transaction, Peabody will receive the right to share in cash distributed with respect to the general partner’s incentive distribution rights, if any, in exchange for additional properties Peabody may source to the Partnership in the future. The cash portion of the transaction was funded with long-term debt and $26.4 million in proceeds from the sale of U.S. Treasury notes. The acquired coal reserves had existing productive operations that have been included in the Partnership’s statements of income since the closing date.

In November 2002, the Partnership completed the acquisition of certain infrastructure-related equipment and other assets integral to mining on one of our West Virginia properties. The purchased assets included a 900-ton per hour coal preparation plant, a unit-train loading facility and a railroad-granted rebate on coal loaded through the facility. The Partnership acquired the assets from Pen Holdings, Inc. and its lessors for $5.1 million in cash, which was funded with the proceeds from the sale of U.S. Treasury notes, plus the assumption of approximately $2.4 million in reclamation liabilities and approximately $0.6 million of stream mitigation obligations. We are actively seeking a new lessee and, as is customary in our operations, we intend to assign all reclamation liabilities to such lessee. These assets did not have existing productive operations.

In August 2002, we acquired the mineral rights to approximately 16 million tons of coal reserves located in West Virginia for $12.3 million. The acquisition, which was purchased from an independent private entity, was funded with the proceeds from the sale of U.S. Treasury notes. The acquired mineral rights had existing productive operations that have been included in the Partnership’s statements of income since the closing date.

In June 2001, the Partnership completed a $33.1 million acquisition from Pen Holdings, Inc., an unrelated third party. The acquisition contained 53 million tons of coal reserves in West Virginia and was funded with long-term borrowings from an affiliate. The property had existing productive operations that have been included in the Partnership’s statements of income since the closing date.

The factors used by the Partnership to determine the fair market value of acquisitions include, but are not limited to, discounted future net cash flows on a risked-adjusted basis, geographic location, quality of resources, potential marketability and financial condition of the lessees.

4. Note Receivable

At December 31, 2002 and 2001, the Partnership had one note receivable outstanding relating to the sale of coal properties located in Virginia in 1986. The note has a stated interest rate of 6.0% per annum and had an original principal amount of $15.0 million pursuant to which the Partnership receives quarterly payments through July 1, 2005. In addition, the Partnership owns a 50% residual interest in any royalty income generated on any of the coal mined and sold after July 1, 2005.

The note receivable matures as follows:

	December 31,
	2002	2001
	(in thousands)
Current	$527	$483
Due after one year through five years	1,274	1,757

	$1,801	$2,240

5. Property and Equipment

Property and equipment includes:

	December 31,
	2002	2001
	(in thousands)
Coal properties	$244,702	$106,270
Coal services equipment	15,368	6,353
Land	1,791	1,773
Timber	188	188
Other equipment	1,272	1,381

	263,321	115,965
Less: Accumulated depreciation, depletion and amortization	15,253	11,471

Net property and equipment	$248,068	$104,494

6. Accrued Liabilities

Accrued liabilities include:

	December 31,
	2002	2001
	(in thousands)
General partner reimbursement	$—	$250
Accrued taxes	703	539
Accrued interest	164	100
Accrued royalty expense	141	—
Other	446	101

Total accrued liabilities	$1,454	$990

7. Long-Term Debt

Long-term debt includes:

	December 31,
	2002	2001
	(in thousands)
Revolving credit facility – variable rate of 3.2% at December 31, 2002	$47,500	$—
Term loan – variable rates of 1.9% – 2.7% at December 31, 2002	43,387	43,387

	90,887	43,387
Less: current maturities	—	—

Net long-term debt	$90,887	$43,387

Revolving Credit Facility

The Partnership has a $50.0 million unsecured revolving credit facility (the “Revolver”), which expires in October 2004, with a group of major banks. The Partnership has the option to elect interest at (i) Libor plus a Euro-rate margin ranging from 1.25% to 1.75%, based on certain financial data or (ii) the greater of the prime rate or federal funds rate plus 0.5%. The Revolver allows for working capital draws of no more than $5.0 million and issuance of letters of credit, which are limited to $2 million. The Partnership had utilized letters of credit of $1.6 million and $0.7 million as of December 31, 2002 and 2001, respectively. The financial covenants of the Revolver include, but are not limited to, maintaining: (i) a ratio of not more than 2.50:1.00 of total debt to consolidated EBITDA (as defined by the credit agreement) and (ii) a ratio of not less than 4.00:1.00 of consolidated EBITDA to interest expense. The Partnership is currently in compliance with all of its covenants.

Term Loan

In conjunction with the Revolver, the Partnership borrowed an additional $43.4 million in the form of a term loan. The term loan expires in October 2004. The Partnership has the option to elect interest at (i) Libor plus a Euro-rate margin 0.50%, based certain financial data or (ii) the greater of the prime rate or federal funds rate plus 0.50%. The term loan is subject to the same covenants as the Revolver. The Partnership is currently in compliance with all of its covenants.

Interest expense, including amortization of debt fees, related to the Revolver and the term loan totaled $1.8 million for the year ended December 31, 2002 and $0.3 million for the period commencing on October 30, 2001 and ending on December 31, 2001.

8. Partnership Capital and Distributions

As of December 31, 2002, partners’ capital consists of 9,172,205 common units representing a 50.6% limited partner interest, 947,133 Class B common units representing a 5.2% limited partner interest (see Note 1), 7,649,880 subordinated units representing a 42.2% limited partner interest and a 2% general partner interest. As of December 31, 2002, affiliates of Penn Virginia, in the aggregate, owned a 45.1% interest in the Partnership consisting of 157,317 common units, 7,649,880 subordinated units and a 2% general partner interest.

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

Cash distributions

Distributions of Available Cash to holders of subordinated units are subject to the prior rights of holders of common units to receive the minimum quarterly distribution (“MQD”) for each quarter during the subordinated period and to receive any arrearages in the distribution of the MQD on the common units for the prior quarters during the subordinated period. The MQD is $0.50 per unit ($2.00 per unit on an annual basis). We intend to make quarterly cash distributions of $0.50 or more per common unit to the extent we have sufficient cash from our operations after payment of fees and expenses. In general, we will pay any cash distributions we make each quarter in the following manner:

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

The Partnership made its first cash distribution of $0.34 per common and subordinated unit in February 2002 for the period October 30, 2001 through December 31, 2001. For 2002, the Partnership made quarterly distributions of $0.50 per common unit, per Class B common unit and per subordinated unit. The fourth quarter 2002 cash distribution was paid on February 14, 2003.

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

9. Related Party Transactions

General and Administrative

Penn Virginia charges its subsidiaries, including the Partnership, for certain corporate administrative expenses, which are allocable to the subsidiaries. When allocating general corporate expenses, consideration is given to payroll, general corporate overhead and employee benefits. Any direct costs are charged directly to the Partnership. Total corporate administrative expenses charged to the Partnership and the Penn Virginia Coal Business totaled $1.2 million, $2.0 million and $1.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. From commencement of operations (October 30, 2001) through December 31, 2001, the overhead costs allocated to the Partnership were $0.9 million. These costs are reflected in general and administrative expenses in the accompanying consolidated and combined statements of income. Management believes the allocation methodologies used are reasonable.

Accounts payable and accrued liabilities – affiliate

The Partnership’s accounts payable and accrued liabilities to affiliates totaled $1.7 million as of December 31, 2002, which consists primarily of amounts due to the general partner for expenses incurred relating to the December 2002 Peabody acquisition. The Partnership’s accounts payable and accrued liabilities to affiliates totaled $0.2 million as of December 31, 2001.

Interest expense – affiliate

Prior to the formation of the Partnership, the Predecessor financed its working capital requirements and its capital expenditures, through an unsecured promissory note payable to Penn Virginia Equities Corporation, a wholly owned subsidiary of Penn Virginia. The note was paid in conjunction with the October 30, 2001 closing of the initial public offering. Additionally, during 1998, the Predecessor acquired 810 shares of its own stock owned by Penn Virginia Holding Corp., a wholly owned subsidiary of Penn Virginia, in exchange for a $36.9 million unsecured promissory note. The note was cancelled in conjunction with the October 30, 2001 closing of the initial public offering. Affiliated interest expense was $7.0 million for the period from January 1, 2001 through October 30, 2001 and $7.7 million for the year ended December 31, 2000.

There were no outstanding long-term debt balances due to affiliates for the years ended December 31, 2002 and 2001.

Interest income – affiliate

Prior to the initial public offering the Partnership advanced cash receipts from its operations to Penn Virginia, so that Penn Virginia could centrally manage cash funding requirements for its consolidated group. These advances totaled $75 million and were forgiven in conjunction with the October 30, 2001 closing of the initial public offering. Affiliated interest income was $3.5 million for the period from January 1, 2001 through October 30, 2001 and $3.4 million for the year ended December 31, 2000.

There were no outstanding long-term receivable balances due from affiliates for the years ended December 31, 2002 and 2001.

10. Income Taxes

The provision for income taxes is comprised of the following:

	For the period from January 1, 2001 though October 30, 2001	Year Ended December 31, 2000
	(in thousands)
Current income taxes	$6,690	$5,356
Deferred income taxes	—	(69)

Total income tax expense	$6,690	$5,287

The difference between the taxes computed by applying the statutory tax rate to income from operations before income taxes and the Partnership’s reported income tax expense is as follows:

	For the period from January 1, 2001 though October 30, 2001	Year Ended December 31, 2000
Computed at federal statutory tax rate	$6,690	$5,895
Percentage depletion	—	(234)
Other, net	—	(374)

Total income tax expense	$6,690	$5,287

Subsequent to the initial formation of the Partnership, no provision for current or deferred income taxes related to the operations of the Partnership has been included in the accompanying financial statements because, as a Partnership, it is not subject to federal or state income taxes and the tax effect of its activities accrues to the unitholders

11. Long-Term Incentive Plan

The long-term incentive plan (the “Plan”) is administered by the compensation committee of the general partner’s board of directors. The Partnership will reimburse the general partner for expenses incurred in connection with all grants made pursuant to the Plan. Grants may consist of restricted units, phantom units or options to purchase common units. Common units to be delivered upon the vesting of restricted units, phantom units, or common units to be issued upon exercise of a unit option will be acquired by the general partner in the open market at a price equal to the then-prevailing price on the principal national securities exchange upon which the common units are then traded, or directly from Penn Virginia Corporation or any other third party, including units newly issued by us, or units already owned by the general partner, or any combination of the foregoing. The aggregate number of units reserved for issuance under the long-term incentive plan is 300,000.

For the year ended December 31, 2002, the general partner granted an aggregate of 37,500 units under the Plan, including 21,500 restricted common units granted to officers of the general partner and 16,000 restricted common units granted to independent directors, of which 4,000 vested in 2002. As of December 31, 2001, no grants under the Plan were made. The general partner is reimbursed for all compensation expenses incurred on the Partnership’s behalf and the amount is charged to expense over the vesting period. General and administrative expense relating to the vesting of restricted units totaled $0.4 million for the year ended December 31, 2002 and zero for the years ended December 31, 2001 and 2000.

12. Commitments and Contingencies

Rental Commitments

Minimum annual rental commitments payable by the Partnership under all coal property non-cancelable operating leases in effect at December 31, 2002 were $370,000 per year. These rental commitments relate to coal reserves leased by the Partnership and do not expire until the reserves have been exhausted.

Legal

The Partnership is involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, Partnership management believes these claims will not have a material effect on the Partnership’s financial position, liquidity or operations.

Environmental Compliance

The operations of our lessees are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. The terms of the Partnership’s coal property leases impose liability for all environmental and reclamation liabilities arising under those laws and regulations on the relevant lessees. The lessees are bonded and have indemnified the Partnership against any and all future environmental liabilities. The Partnership regularly visits the properties subject to its leases to observe the lessee’s compliance with environmental laws and regulations, as well as to review mining activities. Management believes that the Partnership’s lessees will be able to comply with existing regulations and does not expect any material impact on its financial condition or results of operations as a result of environmental regulations.

With respect to its unleased and inactive properties, the Partnership has some reclamation bonding requirements. In conjunction with the November 2002 purchase of equipment (see Note 3), the Partnership assumed reclamation and mitigation liabilities of approximately $3.0 million. The Partnership is currently pursuing a potential lessee for this property and, as is customary in our operations, we intend to assign all reclamation liabilities to such lessee. As of December 31, 2002 and 2001, the Partnership’s environmental liabilities totaled $4.6 million and zero, respectively.

Class B Units

As of December 31, 2002, 293,700 Class B common units were held in escrow. Subject to the approval of our common unitholders, the Class B common units will automatically convert into an equal number of common units; however, if the conversion is denied, Peabody, as holder of the Class B units, would have the right to receive 115% of the amount of distributions paid on the common units (see Note 1).

13. Major Customers

The Partnership depends on certain lessees for a significant portion of its revenues. Revenues from major customers, which exceed 10% of total revenues, are as follows:

	Year Ended December 31,
	2002		2001		2000
	Revenues	%	Revenues	%	Revenues	%
	(dollars in thousands)
Lessee A	$7,059	18.3	$7,364	19.6	$6,788	22.5
Lessee B	6,738	17.5	6,138	16.4	4,389	14.5
Lessee C	5,175	13.4	5,302	14.1	5,086	16.8

14. Segment Information

Segment information has been prepared in accordance with SFAS No. 131 “Disclosure about Segments of an Enterprise and Related Information.” The Partnership’s coal operations are organized along its natural resource and coal services operations. The Partnership’s reportable segments are as follows:

Coal Royalty

The coal royalty segment is engaged in managing the Partnership’s coal properties in the Central and Northern Appalachian region of the United States, as well as its property in New Mexico.

Coal Services

The Partnership’s coal services segment consists of fees charged to its lessees for the use of the Partnership’s unit train loadout facility, coal preparation plants, dock loading facility and short-line railroad.

Timber

The Partnership’s timber segment is engaged in the selling of standing timber on the Partnership’s properties.

The following is a summary of certain financial information relating to the Partnership’s segments:

	Coal Royalty	Coal Services	Timber	Total
	(in thousands)
For the year ended December 31, 2002
Revenues	$34,820	$2,148	$1,640	$38,608
Operating expenses	8,491	1,129	606	10,226
Depreciation and depletion	3,266	681	8	3,955

Operating income	$23,063	$338	$1,026	$24,427

Interest expense				(1,758)
Interest income				2,017

Income before taxes				$24,686

Total assets	$252,089	$14,306	$180	$266,575
Capital expenditures (a)	138,520	9,015	—	147,535

For the year ended December 31, 2001
Revenues	$34,121	$1,660	$1,732	$37,513
Operating expenses	7,683	911	677	9,271
Depreciation and depletion	2,631	445	8	3,084

Operating income	$23,807	$304	$1,047	$25,158

Interest expense				(7,272)
Interest income				4,904

Income before taxes				$22,790

Total assets	$156,872	$5,586	$180	$162,638
Capital expenditures	33,061	608	—	33,669

For the year ended December 31, 2000
Revenues	$26,416	$1,385	$2,388	$30,189
Operating expenses	6,913	691	723	8,327
Depreciation and depletion	1,741	297	9	2,047

Operating income	$17,762	$397	$1,656	$19,815

Interest expense				(7,670)
Interest income				4,685
Other income				12

Income before taxes				$16,842

Total assets	$129,862	$5,886	$188	$135,936
Capital expenditures	126	359	—	485

(a) Capital expenditures for the year ended December 31, 2002 include noncash capital additions of $51.7 million for the coal royalty segment and $3.0 million for the coal services segment.

Operating income is equal to total revenues less operating costs and expenses and depreciation and depletion. Operating income does not include certain other income items, interest expense, interest income and income taxes. Identifiable assets are those assets used in the Partnership’s operations in each segment. Certain reclassifications have been made to conform to the current year presentation.

15. Quarterly Financial Information (Unaudited)

Summarized Quarterly Financial Data:

	(In thousands, except share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2002
Operating revenues	$10,755	$7,791	$10,404	$9,658
Operating income	7,267	4,879	7,039	5,242
Net income	$7,432	$4,994	$7,078	$5,182
Basic and diluted net income per limited partner unit:
Common	$0.48	$0.32	$0.45	$0.32
Subordinated	$0.48	$0.32	$0.45	$0.32
Weighted average number of units outstanding, basic and diluted:
Common	7,650	7,650	7,650	7,997
Subordinated	7,650	7,650	7,650	7,650

	(In thousands, except share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2001
Operating revenues (a)	$9,547	$8,897	$9,974	$9,095
Operating income (a)	6,739	6,257	6,944	5,218
Net income (a)	$4,025	$3,657	$3,939	$4,478
Basic and diluted net income per limited partner unit (a):
Common				$0.24
Subordinated				$0.24
Weighted average number of units outstanding, basic and diluted (a):
Common				7,650
Subordinated				7,650

(a) On October 30, 2001, the Partnership completed its initial public offering whereby the Partnership became the successor to the business of the Penn Virginia Coal Business (predecessor). For the purposes of this summarized quarterly financial data, the Partnership refers to the Penn Virginia Coal Business for the periods prior to October 30, 2001 and to Penn Virginia Resource Partners, L.P. for the periods subsequent to October 30, 2001. The financial data presents the results of operations and financial position of the Partnership as if it had existed as a single entity, separate from Penn Virginia, for the periods prior to October 30, 2001. The weighted average number of units outstanding and the related net income per limited partner unit amounts only represent the period from commencement of operations (October 31, 2001) through December 31, 2001.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Effective May 3, 2002, the Audit Committee of the Board of Directors of our general partner dismissed Arthur Andersen LLP (“Andersen”) as the Partnership’s independent public accountants and engaged KPMG to serve as the Partnership’s independent public accountants for 2002.

None of Andersen’s reports on the Partnership’s consolidated financial statements for either of the past two fiscal years contained an adverse opinion or disclaimer of opinion or were qualified or modified as to uncertainty, audit scope or accounting principles.

During the Partnership’s two most recent fiscal years, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Andersen, would have caused Andersen to make reference to the subject matter of the disagreements in connection with Andersen’s report; and during such period there were no “reportable events” of the kind listed in Item 304(a)(1)(v) of Regulation S-K.

The Partnership disclosed the foregoing information on a Current Report on Form 8-K dated May 3, 2002 (the “Form 8-K”). The Partnership provided Andersen with a copy of the foregoing disclosure and requested Andersen to furnish the Partnership with a letter addressed to the Securities and Exchange Commission stating whether Andersen agreed with the statements by the Partnership in the foregoing disclosure and, if not, stating the respects in which it did not agree. Andersen’s letter stated that it had read the pertinent paragraphs of the Form 8-K and was in agreement with the statements contained therein. Andersen’s letter is incorporated herein by reference to Exhibit 16.1 of the Form 8-K.

During the Partnership’s two most recent fiscal years and through the date of this Annual Report on Form 10-K, the Partnership did not consult KPMG with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Partnership’s consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

Part III

Item 10. Directors and Executive Officers of the General Partner

As is commonly the case with publicly traded limited partnerships, we do not employ any of the persons responsible for managing or operating our business. Instead, our general partner employs these persons and we reimburse the general partner for expenses incurred in connection with their employment. The following table sets forth information regarding the age, positions and offices held with the general partner, business experience during at least the past 15 years and other directorships held by the directors and executive officers of the general partner. All directors of the general partner are elected, and may be removed, by Penn Virginia Resource GP Corp., its sole member and wholly owned subsidiary of Penn Virginia Corporation.

Name	Age	Position with the General Partner
A. James Dearlove	55	Chairman of the Board of Directors and Chief Executive Officer
Edward B. Cloues, II	55	Director
John P. DesBarres	63	Director
Keith B. Jarrett	54	Director
James R. Montague	55	Director
Richard M. Whiting	48	Director
Keith D. Horton	49	President, Chief Operating Officer and Director
Nancy M. Snyder	50	Vice President, General Counsel and Director
Frank A. Pici	47	Vice President, Chief Financial Officer and Director
Forrest W. McNair	37	Vice President and Controller

A. James Dearlove has served as the Chairman of the Board of Directors and Chief Executive Officer of the general partner since December 2002 and October 2001, respectively. He has served in various capacities with Penn Virginia Corporation since 1977, including as President and Chief Executive Officer since May 1996, President and Chief Operating Officer from 1994 to May 1996, Senior Vice President from 1992 to 1994 and Vice President from 1986 to 1992. He also serves as a director of the Powell River Project and the National Council of Coal Lessors.

Edward B. Cloues, II is a director of the general partner. Since January 1998, Mr. Cloues has served as Chairman of the Board and Chief Executive Officer of K-Tron International, Inc., a provider of material handling equipment and systems. From October 1979 to January 1998, Mr. Cloues was a partner of Morgan, Lewis & Bockius LLP, one of the world’s largest law firms. He also serves as a director of Penn Virginia Corporation and is the non-executive Chairman of the Board of AMREP Corporation.

John P. DesBarres is a director of the general partner. He is currently a private investor residing in Park City, Utah. From 1991 to 1995 he served as the Chairman, President and Chief Executive Officer of Transco Energy Company, an energy company which merged with The Williams Companies, Inc. in 1995. Mr. DesBarres serves as a director of American Electric Power, Inc. (“AEP”) and Texas Eastern Products Pipeline, Inc., the general partner of TEPPCO Partners, LP (“TPP”). He serves as chairman of the Human Resources Committee of the AEP Board and also as a member of the AEP Nuclear Oversight Committee. He also serves as chairman of the TPP Special Committee and on the Compensation and Audit Committees of the TPP Board.

Keith B. Jarrett is a director of the general partner. Since January 2002, Mr. Jarrett has been providing financial expertise in the investment technology area to start-up companies. Prior to January 2002, he served in various capacities with affiliates of The Thompson Corporation, a public company listed on the Toronto and London Stock Exchanges. Mr. Jarrett served as Chief Executive Officer of Thompson Financial Ventures from 1998 to 2001 and as Chief Executive Officer of Thompson Financial International from 1994 to June 2000. The Thompson Financial companies are in the business of selling information and technology solutions to the global banking and securities management industries. He also serves as a director of Information Holdings, Inc., a provider of information technology products and services.

James R. Montague is a director of the general partner. From December 2001 to October 2002, Mr. Montague served as President of AEC Gulf of Mexico, Inc., a subsidiary of Alberta Energy Company, Ltd., which is involved in oil and gas exploration and production. From 1996 to June 2001, he served as President of two subsidiaries of International Paper Company, IP Petroleum Company, an exploration and production oil and gas company, and GCO Minerals Company, a company that manages International Paper Company’s mineral holdings.

Richard M. Whiting is a director of the general partner. Mr. Whiting has been employed by Peabody Energy Corporation, the world’s largest private sector coal company, in various capacities since 1976 and currently serves as Executive Vice President – Sales, Marketing and Trading.

Keith D. Horton has served as the President, Chief Operating Officer and a director of the general partner since October 2001. He has also served in various capacities with Penn Virginia Corporation since 1981, including as a director and Executive Vice President since December 2000, Vice President of Eastern Operations from 1999 to 2000 and Vice President from 1996 to 1999. Mr. Horton serves as Chairman of the Central Appalachian Section of the Society of Mining Engineers. He also serves as a director of the Virginia Mining Association, Powell River Project and Virginia Coal Council.

Nancy M. Snyder has served as Vice President, General Counsel and a director of the general partner since October 2001. She has also served in various capacities with Penn Virginia Corporation since 1997, including as Senior Vice President since February 2003, as Vice President since December 2000 and as General Counsel and Corporate Secretary since 1997. From 1993 to 1997, Ms. Snyder was a solo practitioner representing clients generally in connection with mergers and acquisitions and general corporate matters. From 1990 to 1993, Ms. Snyder served as general counsel to Nan Duskin, Inc. and its affiliated companies, which were in the businesses of womens’ retail fashion and real estate. From 1983 to 1989, Ms. Snyder was an associate at the law firm of Duane Morris, where she practiced securities, banking and general corporate law.

Frank A. Pici has served as Vice President and Chief Financial Officer of the general partner since October 2001 and as a director since October 2002. He has also served as Executive Vice President and Chief Financial Officer of Penn Virginia Corporation since September 2001. From 1996 to 2001 Mr. Pici served as Vice President – Finance and Chief Financial Officer of Mariner Energy, Inc. (“Mariner”), a Houston, Texas-based oil and gas exploration and production company,. Mr. Pici worked in various positions at Cabot Oil & Gas Company including as Corporate Controller from 1994 to 1996, Director, Internal Audit from 1992 to 1994, and Region Accounting Manager from 1989 to 1992.

Forrest W. McNair has served as the Vice President and Controller of the general partner since October 2001. He has served as a financial reporting manager with Penn Virginia Corporation from September 1998 to October 2001. From May 1997 to September 1998, Mr. McNair was a manager, special projects, and was involved in corporate planning and acquisitions with Southwest Royalties, Inc., a company which primarily deals in oil and gas and real estate, and has a well servicing company. From 1988 to May 1997, Mr. McNair was employed by Decosimo and Company, LLP, a public accounting firm and served as a manager of such company, primarily concentrating in the energy and real estate industries, from 1996 until 1997.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors of the general partner and persons who own more than 10% of a registered class of our equity securities to file reports of beneficial ownership and changes in beneficial ownership with the Securities and Exchange Commission and to furnish us with copies of all such reports. We believe that all such filings were made on a timely basis in 2001.

Item 11. Executive Compensation

Summary Compensation Table

We have no executive officers, but we are obligated to reimburse the general partner for compensation paid to the general partner’s executive officers in connection with their operation of our business. During the year 2002, we reimbursed $1,047,893 to the general partner for services rendered by A. James Dearlove, the Chief Executive Officer of the general partner, and the general partner’s four other most highly paid executive officers whose compensation exceeded $100,000.

Compensation of Directors

Each non-employee director of the general partner receives 4,000 restricted units upon election to the Board of Directors, 1,000 common units on the first business day of each year and quarterly cash payments of $3,750 each. Each non-employee director also receives $1,000 for each Board of Directors and committee meeting he attends. Committee Chairmen receive an additional $250 for each meeting they chair.

Long-term Incentive Plan

The general partner adopted the Penn Virginia Resource GP, LLC Long-Term Incentive Plan (the “Plan”) in October 2001 for employees and directors of the general partner and employees of its affiliates who perform services for us. The Plan currently permits the grant of awards covering an aggregate of 300,000 common units. Awards under the Plan can be for restricted units, unit options and phantom units. In addition, the 1,000 common units annually granted to non-employee directors are granted under the Plan. The Plan will be administered by the Compensation Committee of the general partner’s Board of Directors (the “Committee”).

Our general partner’s Board of Directors in its discretion may terminate or amend the Plan at any time with respect to any units for which a grant has not yet been made. The general partner’s Board of Directors also has the right to alter or amend the Plan or any part of the Plan from time to time, including increasing the number of units that may be granted subject to unitholder approval as required by the exchange upon which the common units are listed at that time. However, no change in any outstanding grant may be made that would materially impair the rights of the participant without the consent of the participant.

Restricted Units. A restricted unit entitles the grantee to receive a common unit upon the vesting of the restricted unit. The general partner granted 37,500 restricted units to directors and officers of the general partner in 2002. Restricted units vest upon terms established by the Committee, but in no case earlier than the conversion to common units of the Partnership’s outstanding subordinated units. In addition, the restricted units will vest upon a change of control of the general partner or Penn Virginia Corporation.

If a grantee’s employment with or membership on the Board of Directors of the general partner terminates for any reason, the grantee’s restricted units will be automatically forfeited unless, and to the extent, the compensation committee provides otherwise. Common units to be delivered upon the vesting of restricted units may be common units acquired by the general partner in the open market, common units already owned by the general partner, common units acquired by the general partner directly from us or any other person or any combination of the foregoing. The general partner will be entitled to reimbursement by us for the cost incurred in acquiring such common units.

Distributions payable with respect to restricted units may, at the committee’s request, be paid directly to the grantee or held by the Company and made subject to a risk of forfeiture during the applicable restriction period.

Unit Options. The Plan permits the grant of options for common units; however, no grants of unit options have been made under the Plan. Unit options will have an exercise price that, in the discretion of the Committee, may be less than, equal to or more than the fair market value of the units on the date of grant. In general, unit options granted will become exercisable over a period determined by the Committee. In addition, the unit options will become exercisable upon a change in control of the general partner or Penn Virginia Corporation.

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

Phantom Units. The Plan permits the grant of phantom units; however, no grants of phantom units have been made under the Plan. A phantom unit entitles the grantee to receive a common unit upon the vesting of the phantom unit, or in the discretion of the Committee, the cash equivalent of the value of a common unit. The Committee will determine the time period over which phantom units granted to employees and directors will vest. In addition, the phantom units will vest upon a change of control of the general partner or Penn Virginia Corporation.

If a grantee’s employment or membership on the Board of Directors terminates for any reason, the grantee’s phantom units will be automatically forfeited unless, and to the extent, the Committee provides otherwise. Common units delivered upon the vesting of restricted units may be common units acquired by the general partner in the open market, common units already owned by the general partner, common units acquired by the general partner directly from us of any other person or any combination of the foregoing. The general partner will be entitled to reimbursement by us for the cost incurred in acquiring common units. The Committee, in its discretion, may grant tandem distribution equivalent rights with respect to phantom units.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of February 28, 2003, the amount and percentage of the Partnership’s common units beneficially owned by (i) each person known by us to own beneficially more than 5% of our outstanding common units, (ii) each director of the general partner, (iii) each executive officer of the general partner and (iv) all executive officers and directors of the general partner as a group.

Name of Beneficial Owner	Common Units		Percentage of Common Units(1)	Subordinated Units	Percentage of Subordinated Units(1)	Percentage of Total Units
Penn Virginia Resource LP Corp.(2)	144,848		1.4%	7,135,043	93.3%	40.3%
Kanawha Rail Corp (2)	10,469		—	514,837	6.7%	2.9%
Peabody Natural Resources Company	2,763,158	(3)	26.5%	—	—	15.3%
A. James Dearlove	12,900	(4)	—	—	—	—
Edward B. Cloues, II	5,000	(5)	—	—	—	—
John P. DesBarres	16,000	(5)	—	—	—	—
James R. Montague	6,500	(5)	—	—	—	—
Keith B. Jarrett	11,000	(5)	—	—	—	—
Richard M. Whiting	—		—	—	—	—
Keith D. Horton	13,500	(6)	—	—	—	—
Frank A. Pici	6,000	(7)	—	—	—	—
Nancy M. Snyder	7,000	(8)	—	—	—	—
Forrest W. McNair	2,500		—	—	—	—
All directors and executive officers as a group (10 persons)	75,600		—	—	—	—

(1)	Based on 10,417,038 common units and class B common units issued and outstanding on February 28, 2003 and 7,649,880 subordinated units issued and outstanding on February 28, 2003. Unless otherwise indicated, beneficial ownership is less than 1% of the Partnership’s common units and/or subordinated units.

(2)	Penn Virginia Corporation is the ultimate parent of Penn Virginia Resource LP Corp. and Kanawha Rail Corp. As such, Penn Virginia Corporation may be deemed to beneficially own the common units and subordinated units held by Penn Virginia Resource LP Corp. and Kanawha Rail Corp. which, together, constitute 1.5% percent of the Partnership’s common units, and 100% of the Partnership’s subordinated units.

(3)	Includes 1,240,833 class B common units, of which 293,700 class B common units were held in escrow.

(4)	Includes 7,500 Restricted Units

(5)	Includes 4,000 restricted units which are currently subject to a restriction against transfer and to forfeiture upon termination of service for any reason other than death (“Restricted Units”). Such restrictions lapse at the same time and in the same proportion as our outstanding subordinated units are converted to common units during the Subordination Period (as defined in the Partnership’s Third Amended and Restated Agreement of Limited Partnership). See “Long Term Incentive Plan—Restricted Units.”

(6)	Includes 10,000 Restricted Units.

(7)	Includes 4,500 Restricted Units.

(8)	Includes 4,500 Restricted Units.

Item 13. Certain Relationships and Related Transactions

We are managed and controlled by our general partner pursuant to our partnership agreement. Under our partnership agreement, the general partner is reimbursed for all direct and indirect expenses it incurs or payments it makes on our behalf. These expenses include salaries, fees and other compensation and benefit expenses of employees, officers and directors, insurance, other administrative or overhead expenses and all other expenses necessary or appropriate to conduct our business. The costs allocated to us by the general partner for administrative services and overhead totaled $1,200,000 and $926,000 for the periods ending December 31, 2002 and from October 30, 2001 through December 31, 2001, respectively.

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

Item 14. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Within the 90 day period prior to the filing date of this Quarterly Report on Form 10-K, the Partnership, under the supervision, and with the participation, of its management, including its principal executive officer and principal financial officer, performed an evaluation of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Securities and Exchange Act Rule 13a-14(c)). Based on that evaluation, the Partnership’s principal executive officer and principal financial officer concluded that such disclosure controls and procedures are effective to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is accumulated and communicated to the Partnership’s management and made known to the principal executive officer and principal financial officer, particularly during the period for which this periodic report was being prepared.

Changes in Internal Controls

No significant changes were made in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described in Item 14(a).

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following documents are filed as exhibits to this Report on Form 10-K.

(a)					Financial Statements
	1.				Financial Statements—The financial statements filed herewith are listed in the Index to Financial Statements on page 34 of this report.
	2.				All schedules are omitted because they are not required, inapplicable or the information is included in the consolidated financial statements or the notes thereto.
	3.				Exhibits
	(3.1)	†			Certificate of Limited Partnership of Penn Virginia Resource Partners, L.P.
	(3.2)				First Amended and Restated Agreement of Limited Partnership of Penn Virginia Resource Partners, L.P.
	(3.3)				Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of Penn Virginia Resource Partners, L.P.
	(3.4)	†	†	†	Certificate of Formation of Penn Virginia Operating Co., LLC
	(3.5)	†	†	††	Form of Amended and Restated Limited Liability Company Agreement of Penn Virginia Operating Co., LLC
	(3.6)	†	†		Certificate of Formation of Penn Virginia Resource GP, LLC
	(3.7)				Third Amended and Restated Limited Liability Company Agreement of Penn Virginia Resource GP, LLC
	(10.1)	†	†	†	Credit Agreement dated October 30, 2001 among Penn Virginia Operating Co., LLC, PNC Bank National Association as agent and the other financial institutions party thereto.
	(10.2)	†	†	†

Contribution and Conveyance Agreement, dated as of September 13, 2001 among Penn Virginia Operating Co., LLC, Penn Virginia Holding Corp., Penn Virginia Resource Holdings Corp., Penn Virginia Resource LP Corp., Penn Virginia Resource GP Corp. and the other parties named therein.

	(10.3)	†	†	†

Contribution, Conveyance and Assumption Agreement, dated September 14, 2001, among Penn Virginia Resource GP, LLC, Penn Virginia Resource Partners, L.P., Penn Virginia Operating Co., LLC and the other parties named therein

	(10.4)				Penn Virginia Resource GP, LLC Long-Term Incentive Plan
	(10.5)	†	†	†	Penn Virginia Resource GP, LLC Short-Term Incentive Plan
	(10.6)	†	†	††	Omnibus Agreement dated October 30, 2001 among the Partnership, Penn Virginia Corporation, Penn Virginia Resource GP, LLC and Penn Virginia Operating Co., LLC (“Omnibus Agreement”)
	(10.7)				Amendment to Omnibus Agreement Dated December 19, 2002
	(10.8)				Coal Mining Lease dated December 19, 2002 between Suncrest Resources LLC and Sterling Smokeless Coal Company
	(10.9)				Coal Mining Lease and Sublease dated December 19, 2002 between Fieldcrest Resources LLC and Gallo Finance Company
	(10.10)	†	†	†

Closing Contribution, Conveyance and Assumption Agreement dated October 30, 2001 among Penn Virginia Operating Co., LLC, Penn Virginia Corporation, Penn Virginia Resource Partners, L.P. Penn Virginia Resource GP, LLC, Penn Virginia Resource L.P. Corp., Wise LLC, Loadout LLC, PVR Concord LLC, PVR Lexington LLC, PVR Savannah LLC, Kanawha Rail Corp.

(10.11)

Purchase and Sale Agreement by and among Peabody Energy Corporation, Eastern Associated Coal Corp., Peabody Natural Resources Company and Penn Virginia Resource Partners, L.P. (incorporated by reference to Registrant’s Report on Form 8-K filed on December 19, 2002.

	(21.1)				List of Subsidiaries of Penn Virginia GP, LLC
	(23.1)				Consent of KPMG LLP
	(99.1)				Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
	(99.2)				Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

†	Previously filed with Form S-1 filed on July 19, 2001.
††	Previously filed with Amendment No. 1 to Form S-1 filed on September 7, 2001.
†††	Previously filed with Amendment No. 2 to form S-1 filed October 4, 2001.
††††	Previously filed with Amendment No. 3 to Form S-1 filed October 16, 2001.

(b)	Reports on Form 8-K

        On January 15, 2003, Registrant filed a report on Form 8-K. The report involved the election of a new director of Registrant’s general partner, Penn Virginia Resource GP, LLC and was filed under “Item 5. Other Events.”

        On January 8, 2003, Registrant filed a report on Form 8-K. The report involved the election of a new director of Registrant’s general partner, Penn Virginia Resource GP, LLC and was filed under “Item 5. Other Events.”

On January 2, 2003 Registrant filed a report on Form 8-K. The report involved the acquisition of coal reserves from Peabody Energy and was filed under “Item 2. Acquisition or Disposition of Assets.”

        On January 2, 2003, Registrant filed a report on Form 8-K. The report involved the resignation of a director of Registrant’s general partner, Penn Virginia Resource GP, LLC and was filed under “Item 5. Other Events.”

On December 20, 2002, Registrant filed a report on Form 8-K. The report involved the acquisition of coal reserves from Peabody Energy and was filed under “Item 9. Regulation FD disclosure.”

        On October 30, 2002, Registrant filed a report on Form 8-K. The report involved the election of a new director of Registrant’s general partner, Penn Virginia Resource GP, LLC and was filed under “Item 5. Other Events.”