Form 10-Q
period 2003-03-31
PENN VIRGINIA RESOURCE PARTNERS L P
filed 2003-05-12
CIK 1144945

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2003

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________	to ___________________

Commission File Number 1-16735

PENN VIRGINIA RESOURCE PARTNERS, L.P.
(Exact Name of Registrant as Specified in Its Charter)

Delaware 23-3087517
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization	Identification No.)

THREE RADNOR CORPORATE CENTER, SUITE 230
100 MATSONFORD ROAD
RADNOR, PA 19087
(Address of Principal Executive Offices) (Zip Code)

(610) 687-8900
(Registrant's Telephone Number, Including Area Code)

ONE RADNOR CORPORATE CENTER, SUITE 200 100 MATSONFORD ROAD RADNOR, PA 19087
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

	Yes	X	No

Indicate by a check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
	Yes	X	No

As of May 1, 2003, 9,183,905 common units, 1,240,833 Class B common units and 7,649,880 subordinated units were outstanding.

PENN VIRGINIA RESOURCE PARTNERS, L.P.
INDEX

Part I. Financial Information

 Item 1. Financial Statements

PENN VIRGINIA RESOURCE PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME - Unaudited
(in thousands, except per unit data)

	Three Months
	Ended March 31,
	2003	2002
Revenues:
Coal royalties	$ 11,451	$ 8,491
Coal services	493	411
Timber	556	582
Minimum rentals	605	870
Other	136	401
Total Revenues	13,241	10,755

Operating costs and expenses:
Operating expenses	840	885
Taxes other than income	296	161
General and administrative	1,811	1,547
Depreciation, depletion and amortization	4,218	895
Total Operating Cost and Expenses	7,165	3,488

Operating income	6,076	7,267

Other income (expense):
Interest expense	(785)	(383)
Interest income	330	548
Income before cumulative effect of change in accounting principle	5,621	7,432
Cumulative effect of change in accounting principle	(107)	-
Net income	$ 5,514	$ 7,432

General partner's interest in net income	$ 110	$ 149

Limited partners' interest in net income	$ 5,404	$ 7,283

Basic and diluted per limited partner unit:
Income before cumulative effect of a change in accounting principle, common	$ 0.31	$ 0.48
Cumulative effect of change in accounting principle, common	(0.01)	-
Net income per limited partner unit, common	$ 0.30	$ 0.48

Income before cumulative effect of a change in accounting principle, subordinated	$ 0.31	$ 0.48
Cumulative effect of change in accounting principle, subordinated	(0.01)	-
Net income per limited partner unit, subordinated	$ 0.30	$ 0.48

Weighted average number of units outstanding:
Common	10,127	7,650
Subordinated	7,650	7,650

The accompanying notes are an integral part of these consolidated financial statements.

PENN VIRGINIA RESOURCE PARTNERS, L.P.
 CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
ASSETS	2003	2002
Current assets	(unaudited)
Cash and cash equivalents	$ 9,424	$ 9,620
Accounts receivable	5,325	4,414
Current portion of long-term notes receivable	575	527
Other	26	11
Total current assets	15,350	14,572

Property and Equipment	263,827	263,321
Less: Accumulated depreciation and depletion	(19,498)	(15,253)
Total property and equipment	244,329	248,068

Debt issuance costs	1,742	443
Long-Term Notes Receivable	1,105	1,274
Prepaid Minimums and Other	2,304	2,218

Total assets	$ 264,830	$ 266,575

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable	$ 15	$ 175
Accounts payable - affiliate	453	1,732
Accrued liabilities	1,189	1,454
Deferred income	2,663	2,829
Total current liabilities	4,320	6,190

Deferred income	2,877	2,488
Other liabilities	4,896	4,478
Long-term debt	92,421	90,887

Commitments and contingencies

Partners' capital	160,316	162,532

Total liabilities and partners' capital	$ 264,830	$ 266,575

  The accompanying notes are an integral part of these consolidated financial statements.

PENN VIRGINIA RESOURCE PARTNERS, L.P.
 CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited
(in thousands)

	Three Months
	Ended March 31,
	2003	2002
Cash flow from operating activities:
Net Income	$ 5,514	$ 7,432
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation, depletion, and amortization	4,218	895
Cumulative effect of change in accounting principle	107	-
Noncash interest expense	120	78
Net change in operating assets and liabilities	(1,516)	(365)
Net cash provided by operating activities	8,443	8,040

Cash flows from investing activities:
Payments received on long-term notes	121	110
Proceeds from sale of property and equipment	45	-
Coal reserve acquisitions	(1,254)	(80)
Coal and land management projects	(7)	(408)
Other property and equipment expenditures	(8)	(26)
Net cash used in investing activities	(1,103)	(404)

Cash flows from financing activities
Payments for debt issuance costs	(1,419)	-
Long-term debt borrowings of unsecured senior notes	90,000	-
Repayments of long-term debt	(88,387)	-
Distributions	(8,008)	(5,308)
Proceeds received from issuance of partners' capital	278	-
Net cash used in financing activities	(7,536)	(5,308)

Net increase in cash and cash equivalents	(196)	2,328
Cash and cash equivalents-beginning of period	9,620	8,335
Cash and cash equivalents-end of period	$ 9,424	$ 10,663

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 616	$ 47

The accompanying notes are an integral part of these consolidated financial statements.

PENN VIRGINIA RESOURCE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited
March 31, 2003

1.   ORGANIZATION

     Penn Virginia Resource Partners, L.P. (the "Partnership"), through its wholly owned subsidiary, Penn Virginia Operating Co., LLC, enters into leases with various third-party operators which give those operators the right to mine coal reserves on the Partnership's land in exchange for royalty payments.  We do not operate any mines. Instead, we enter into long-term leases with third party coal mine operators for the right to mine coal reserves on our properties in exchange for royalty payments. Generally, our lessees, other than those lessees (the "Peabody Lessees") which are affiliates of Peabody Energy Corporation, make payments to us based on the higher of a percentage of the gross sales price or a fixed price per ton of coal they sell, with pre-established minimum monthly or annual rental payments. The Peabody Lessees are required to make payments to us based on fixed royalty rates per ton, which escalate annually. The Peabody Lessees are also required to make minimum monthly rental payments. We also generate coal services revenues by providing fee-based coal preparation and transportation facilities to enhance the coal production of certain of our lessees. We also generate timber revenues by selling timber growing on our properties.

2.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated and combined financial statements include the accounts of Penn Virginia Resource Partners, L.P. and all wholly-owned subsidiaries.  The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and SEC regulations. These statements involve the use of estimates and judgments where appropriate. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Partnership's consolidated financial statements and footnotes included in the Partnership's December 31, 2002 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.  Certain reclassifications have been made to conform to the current year presentation.

 3.  ACQUISITIONS

     In December 2002, we announced the formation of a strategic alliance with Peabody Energy Corporation ("Peabody"), the largest private sector coal company in the world. Central to the transaction was the purchase and subsequent leaseback of approximately 120 million tons of predominately low sulfur, low BTU coal reserves located in New Mexico (80 million tons) and predominately high sulfur, high BTU coal reserves in northern West Virginia (40 million tons) (the "Peabody Acquisition"). The Peabody Acquisition, which included 8,800 mineral acres, was funded with $72.5 million in cash and the issuance by the Partnership to Peabody of 1,522,325 common units and 1,240,833 class B common units, a newly created series of units. Of the 1,240,833 class B common units issued, 293,700 are currently being held in escrow pending (i) Peabody obtaining approvals from the State of New Mexico regarding certain of the New Mexico reserves we purchased and (ii) Peabody acquiring and transferring to us certain of the West Virginia reserves we purchased. As a result of the escrowed class B common units, approximately five million tons of coal reserves were excluded from reserve totals, and 293,700 class B common units were excluded from units issued, in the Partnership's financial statements for the period ended March 31, 2003.

4.  ASSET RETIREMENT OBLIGATION

     Effective January 1, 2003, we adopted Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The Standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of assets.

      The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The fair value of the liability is also added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset.  The liability is accreted at the end of each period through charges to accretion expense, which is recorded as additional depreciation, depletion and amortization.  If the obligation is settled for other than the carrying amount of the liability, we will recognize again or loss on settlement.

      We identified all required asset retirement obligations and determined the fair value of these obligations on the date of adoption.  The determination of fair value was based upon regional market and facility type information.  In conjunction with the initial application of SFAS No. 143, we recorded a cumulative-effect of change in accounting principle of approximately $0.1 million as a decrease to income.  In addition, we recorded an asset retirement obligation of approximately $0.4 million.    Below is a reconciliation of the beginning and ending aggregate carrying amount of our asset retirement obligations as of March 31, 2003.

Three Months
Ended March 31,
(in thousands)	2003

Beginning of the period	$ -
Initial adoption entry	435
Liabilities incurred in the current period	-
Liabilities settled in the current period	-
Accretion expense	9
End of the period	$ 444

      On a pro forma basis as requested by SFAS No. 143, if we had applied the provisions of the Statement as of January 1, 2000, the amount of the asset retirement obligation would have been $0.4 million as of December 31, 2002 and $0.2 million as of March 31, 2002, December 31, 2001, December 31, 2000 and January 1, 2000.  If SFAS No. 143 was applied retroactively, the impact on the consolidated statements of income for the first quarter of 2002 would not be material.

5.  LONG-TERM DEBT

     As of March 31, 2003, we had outstanding borrowings of $92.4 million, consisting of $2.5 million borrowed against our $50.0 million revolving credit facility and $89.9 million attributable to our senior unsecured notes ($90.0 million offset by $0.1 million fair value of interest rate swap).

     Revolving Credit Facility. In connection with the closing of our initial public offering in October 2001, we entered into a three-year $50.0 million revolving credit facility (the "Revolver") with a syndicate of financial institutions led by PNC Bank, National Association, as its agent. The Revolver is available for general partnership purposes, including working capital, capital expenditures and acquisitions, and includes a $5.0 million distribution sublimit that is available for working capital needs and distributions and a $5.0 million sublimit for the issuance of letters of credit.

    Indebtedness under the Revolver will bear interest, at our option, at either (i) the higher of the federal funds rate plus 0.50% or the prime rate as announced by PNC Bank, National Association or (ii) the Euro-dollar rate plus an applicable margin which ranges from 1.25% to 1.75% based on our ratio of consolidated indebtedness to consolidated EBITDA (as defined in the credit agreement) for the four most recently completed fiscal quarters. We will incur a commitment fee on the unused portion of the Revolver at a rate per annum ranging from 0.40% to 0.50% based upon the ratio of our consolidated indebtedness to consolidated EBITDA for the four most recently completed fiscal quarters. The Revolver matures in October 2004. At that time, it will terminate and all outstanding amounts thereunder will be due and payable. We may prepay the Revolver at any time without penalty. We are required to reduce all working capital borrowings under the working capital sublimit under the Revolver to zero for a period of at least 15 consecutive days once each calendar year.

     The Revolver prohibits us from making distributions to unitholders and distributions in excess of available cash if any potential default or event of default, as defined in the credit agreement, occurs or would result from the distribution. In addition, the Revolver contains various covenants that limit, among other things, our ability to incur indebtedness, grant liens, make certain loans, acquisitions and investments, make any material change to the nature of our business, acquire another company or enter into a merger or sale of assets, including the sale or transfer of interests in our subsidiaries.

     The Revolver also contains financial covenants requiring us to maintain ratios of:

not more than 2.50:1.00 of total debt to consolidated EBITDA; and
not less than 4.00:1.00 of consolidated EBITDA to interest.

  In March 2003, a $43.4 million unsecured term loan (the "Term Loan"), which was part of our credit facility, was repaid and retired, and is not available for future borrowings.  Part of the proceeds from our issuance of senior unsecured notes, as described below, was used to repay the Term Loan.

     We believe we are currently in compliance with all of the covenants in the Revolver.  Based primarily on the total debt to consolidated EBITDA covenant and subsequent to our issuance of senior unsecured notes as described below, available borrowing capacity under the Revolver was approximately $17 million as of March 31, 2003.

     Senior Unsecured Notes.  In March 2003, we closed a private placement of $90 million of senior unsecured notes payable (the "Notes").  The Notes bear interest at a fixed rate of 5.77 percent and mature over a ten year period ending in March 2013, with semi-annual interest payments through March 2004 followed by principal and interest payments beginning in September 2004.  Proceeds of the Notes after the payment of expenses related to the offering were used to repay and retire the $43.4 million Term Loan and to repay the majority outstanding on our Revolver.

     The Notes prohibit us from making distributions to unitholders and distributions in excess of available cash if any potential default or event of default, as defined in the Notes, occurs or would result from the distribution. In addition, the Notes contain various covenants similar to those contained in the Revolver, with the exception of the financial covenants, which for the Notes require us to maintain ratios of:

not more than 3.00:1.00 of total debt to consolidated EBITDA; and
not less than 3.50:1.00 of consolidated EBITDA to interest.

     We believe we are in compliance with all of the covenants of the Notes.

     Concurrent with the closing of the Notes, the Partnership also entered into an interest rate derivative transaction to convert $30.0 million of the debt from a fixed interest rate to a floating interest rate as described further in "Note 6. Interest Rate Swap" below.

6.  INTEREST RATE SWAP

      In March 2003, we entered into an interest rate swap agreement with a notional amount of $30 million, to hedge a portion of the fair value of the Notes. This swap is designated as a fair value hedge and has been reflected as a decrease of long-term debt of approximately $0.1 million as of March 31, 2003, with a corresponding increase in accrued expenses. Under the terms of the interest rate swap agreement, the counterparty pays us a fixed annual rate of 5.77 percent on a total notional amount of $30 million, and we pay the counterparty a variable rate equal to the floating interest rate which will be determined semi-annually and will be based on the six month London Interbank Offering Rate plus 2.36 percent.

7.  COMMITMENTS AND CONTINGENCIES

Legal

     The Partnership is involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, Partnership management believes these claims will not have a material effect on the Partnership's financial position, liquidity or operations.

Environmental Compliance

     The operations of our lessees are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. The terms of the Partnership's coal property leases impose liability for all environmental and reclamation liabilities arising under those laws and regulations on the relevant lessees. The lessees are bonded and have indemnified the Partnership against any and all future environmental liabilities. The Partnership regularly visits the properties subject to its leases to observe the lessee's compliance with environmental laws and regulations, as well as to review mining activities. Management believes that the Partnership's lessees will be able to comply with existing regulations and does not expect any material impact on its financial condition or results of operations as a result of environmental regulations.

     The Partnership has some reclamation bonding requirements with respect to its unleased and inactive properties. In conjunction with the November 2002 purchase of equipment (see Note 3), the Partnership assumed reclamation and mitigation liabilities of approximately $3.0 million. The Partnership is currently pursuing a potential lessee for this property and, as is customary in our operations, we intend to assign all reclamation liabilities to such lessee.

8.   NET INCOME PER UNIT

      Basic and diluted net income per unit is determined by dividing net income, after deducting the general partner's 2% interest, by the weighted average number of outstanding common units and subordinated units.
At March 31, 2003, there were no potentially dilutive units outstanding.

9.   RELATED PARTY TRANSACTION

     Penn Virginia charges the Partnership for certain corporate administrative expenses, which are allocable to its subsidiaries. When allocating general corporate expenses, consideration is given to property and equipment, payroll and general corporate overhead. Any direct costs are charged directly to the Partnership. Total corporate administrative expenses charged to the Partnership totaled $0.3 million for the three months ended March 31, 2003 and 2002.  These costs are reflected in general and administrative expenses in the accompanying consolidated statements of income. Management believes the allocation methodologies used are reasonable.

 10.   DISTRIBUTIONS

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

     To date, the Partnership has not paid any incentive cash distributions to the General Partner. The following table reflects the allocation of total cash distributions paid during the three months ended March 31, 2003(in thousands):

          Limited partner units                                                              $          7,827
         General partner ownership interest                                                         181
                                                 Total cash distributions                   $          8,008

            Total cash distributions paid per unit                                    $            0.50

 11.   SEGMENT INFORMATION

      Segment information has been prepared in accordance with Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosure about Segments of an Enterprise and Related Information." The Partnership's reportable segments are as follows:

Coal Royalty

     The coal royalty segment includes management of the Partnership's coal located in the Appalachian region of the United States and New Mexico.

Coal Services

     The Partnership's coal services segment consists of fees charged to its lessees for the use of the Partnership's unit train loadout facility, coal preparation plants, dock loading facility and short-line railroad.

Timber

     The Partnership's timber segment consists of the selling of standing timber on the Partnership's properties.

 The following is a summary of certain financial information relating to the Partnership's segments (unaudited):

	Coal	Coal
	Royalty	Services	Timber	Consolidated
	(in thousands)
For the Three Months Ended March 31, 2003:
Revenues	$ 12,192	$ 493	$ 556	$ 13,241
Operating costs and expenses	2,141	652	154	2,947
Depreciation, depletion and amortization	3,965	250	3	4,218
Operating income (loss)	6,086	(409)	399	6,076
Interest income				330
Interest expense				(785)
Cumulative effect of change in accounting principle				(107)
Net income				$ 5,514

Total assets	$ 250,828	$ 14,002	$ 169	$ 264,830
Capital expenditures	$ 1,262	$ 7	$ -	$ 1,269

For the Three Months Ended March 31, 2002:
Revenues	$ 9,614	$ 559	$ 582	$ 10,755
Operating costs and expenses	2,177	237	179	2,593
Depreciation, depletion and amortization	775	117	3	895
Operating income (loss)	6,662	205	400	7,267
Interest income				548
Interest expense				(383)
Income before taxes				$ 7,432

Total assets	$ 158,736	$ 6,183	$ 178	$ 165,097
Capital expenditures	$ 106	$ 408	$ -	$ 514

12.  NEW ACCOUNTING STANDARDS

      In November 2002, the FASB issued Interpretation No. 45 ( FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others, which clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor's accounting for and disclosures of certain guarantees issued. FIN 45 requires enhanced disclosures for certain guarantees. It also will require certain guarantees that are issued or modified after December 31, 2002, including certain third-party guarantees, to be initially recorded on the balance sheet at fair value. For guarantees issued on or before December 31, 2002, liabilities are recorded when and if payments become probable and estimable. The financial statement recognition provisions are effective prospectively, and the Partnership cannot reasonably estimate the impact of adopting FIN 45 until guarantees are issued or modified in future periods, at which time their results will be initially reported in the financial statements.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The following review of the financial condition and results of operations of Penn Virginia Resource Partners, L.P. (the "Partnership") should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

     Penn Virginia Resource Partners, L.P. is a Delaware limited partnership formed by Penn Virginia Corporation ("Penn Virginia") in 2001 to acquire the coal properties and related assets held by a subsidiary of Penn Virginia. Effective with the closing of the Partnership's initial public offering, the ownership of these coal properties and related assets was transferred to the Partnership in exchange for common and subordinated units of the Partnership.

     The Partnership leases coal properties to coal mine operators in exchange for royalty payments. We do not operate any mines. Instead, we enter into long-term leases with experienced, third party coal mine operators for the right to mine coal reserves on our properties in exchange for royalty payments. Generally, our lessees, other than those lessees which are affiliates of Peabody Energy Corporation (the "Peabody Lessees"), make payments to us based on the higher of a percentage of the gross sales price or a fixed price per ton of coal they sell, with pre-established minimum monthly or annual rental payments. The Peabody Lessees are required to make payments to us based on fixed royalty rates per ton, which escalate annually. The Peabody Lessees are also required to make minimum monthly rental payments. We also generate coal services revenues by providing fee-based coal preparation and transportation facilities to enhance the coal production of certain of our lessees. We also generate timber revenues by selling timber growing on our properties.

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

     In addition to our coal royalty revenues, we also generate coal services revenues from fees we charge to our lessees for the use of our coal preparation and transportation facilities. The majority of these fees have been generated by our unit train loadout facility, which accommodates 108 car unit trains that can be loaded in approximately four hours. Some of our lessees utilize the unit train loadout facility to reduce the delivery costs incurred by their customers.

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

     We also derive revenues from minimum rental payments. Minimum rental payments are initially deferred and are recognized as minimum rental revenues when our lessees fail to meet specified production levels for certain predetermined periods. The recoupment period on almost all of our leases other than those with the Peabody Lessees generally ranges from 1-3 years. The recoupment period under the Peabody Leases, which require significant monthly minimum rental payments, extends for the life of the Peabody Leases.

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

Acquisitions

     In December 2002, we announced the formation of a strategic alliance with Peabody Energy Corporation ("Peabody"), the largest private sector coal company in the world. Central to the transaction was the purchase and subsequent leaseback of approximately 120 million tons of predominately low sulfur, low BTU coal reserves located in New Mexico (80 million tons) and predominately high sulfur, high BTU coal reserves in northern West Virginia (40 million tons) (the "Peabody Acquisition"). The Peabody Acquisition, which included 8,800 mineral acres, was funded with $72.5 million in cash and the issuance by the Partnership to Peabody of 1,522,325 common units and 1,240,833 class B common units, a newly created series of units.  Of the 1,240,833 class B common units issued, 293,700 are currently being held in escrow pending (i) Peabody obtaining approvals from the State of New Mexico regarding certain of the New Mexico reserves we purchased and (ii) Peabody acquiring and transferring to us certain of the West Virginia reserves we purchased. As a result of the escrowed class B common units, approximately five million tons of coal reserves were excluded from reserve totals, and 293,700 class B common units were excluded from units issued, in the Partnership's financial statements for the period ended March 31, 2003.

     In addition to the Peabody Acquisition, in August 2002, we purchased approximately 16 million tons of reserves located on the Upshur properties in northern Appalachia for $12.3 million (the "Upshur Acquisition"). The Upshur Acquisition was our first exposure outside of central Appalachia. The properties, which include approximately 18,000 mineral acres, contain predominately high sulfur, high BTU coal reserves.

     In May 2001, we acquired the Fork Creek property in West Virginia, purchasing approximately 53 million tons of coal reserves for $33 million. In early 2002, the operator at Fork Creek filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. Fork Creek's operations were idled on March 4, 2002. The operator continued to pay minimum royalties until we recovered our lease on August 31, 2002. In November 2002, we purchased various infrastructure at Fork Creek, including a 900-ton per hour coal preparation plant, a unit-train loading facility and a railroad-granted rebate on coal loaded through the facility for $5.1 million plus the assumption of approximately $2.4 million in reclamation liabilities and approximately $0.6 million of stream mitigation obligations. With control of the Fork Creek reserves, permits and the critical infrastructure, we are working diligently to put a new, financially stable operator in place at Fork Creek. As is customary in our operations, we intend to assign all related reclamation liabilities to a new operator.

     During the first quarter of 2003, the Peabody and Upshur Acquisitions were the primary reasons for increased coal royalty revenue and increased depreciation, depletion and amortization expense, while the Fork Creek property was idle and incurred mine maintenance-related operating expenses during the quarter.

 Critical Accounting Policies

     Property and Equipment. Property and equipment is carried at cost and includes expenditures for additions and improvements, such as roads and land improvements, which substantially increase the productive lives of existing assets. Maintenance and repair costs are expensed as incurred. Depreciation and amortization of property and equipment is generally computed using the straight-line method over their estimated useful lives, varying from 3 years to 20 years. From time to time, the Partnership carries out core-hole drilling activities on its coal properties in order to ascertain the quality and quantity of the coal. These core-hole drilling activities are expensed as incurred. When an asset is retired or sold, its cost and related accumulated depreciation and amortization are removed from the accounts. The difference between the undepreciated cost and proceeds from disposition is recorded as gain or loss.

     Timber and timberlands are stated at cost less depletion and amortization for timber previously harvested. The cost of the timber harvested is determined based on the volume of timber harvested in relation to the amount of estimated net merchantable volume, utilizing a single composite pool.

      Depletion.  Coal properties are depleted on an area-by-area basis at a rate based on the cost of the mineral properties and the number of tons of estimated proven and probable coal reserves contained therein.  In 2001, we estimated proven and probable coal reserves with the assistance of third-party mining consultants and involved the use of estimation techniques and recoverability assumptions.  Subsequent to 2001, proven and probable reserves have been estimated internally by our geologist.  Our estimates of coal reserves are updated periodically and may result in adjustments to coal reserves and depletion rates that are recognized prospectively.  As a result of our geologist's estimates in 2002, in connection with our initial public offering, we recorded a downward revision of our coal reserves, resulting from differences in general reserve criteria utilized by our independent engineers and the site or operator specific criteria utilized by us. Consequently, we increased our depletion rates on a prospective basis.

     The Partnership estimates its timber inventory using statistical information and data obtained from physical measurements, site maps, photo-types and other information gathering techniques. These estimates are updated annually and may result in adjustments of timber volumes and depletion rates, which are recognized prospectively.

     Coal Royalties. Coal royalty revenues are recognized on the basis of tons of coal sold by the Partnership's lessees and the corresponding revenue from those sales. Most coal leases other than the Peabody Leases are based on a minimum dollar royalty per ton and/or a percentage of the gross sales price, with minimum monthly or annual rental payments.  The Peabody Leases are based on fixed royalty rates per ton which escalate annually and also provide for minimum monthly rental payments.  Coal royalty revenues are accrued on a monthly basis, based on our best estimates of coal mined on our properties.

     Coal Services. Coal services revenues are recognized when lessees use the Partnership's facilities for the processing and transportation of coal. Coal services revenues consist of fees collected for the use of the Partnership's loadout facility, coal preparation plants and dock loading facility.  Coal services revenues are accrued on a monthly basis, based on our best estimates of our lessees' use of our facilities.

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

     Minimum Rentals. Most of the Partnership's lessees must make minimum monthly or annual payments that are generally recoupable over certain time periods. These minimum payments are recorded as deferred income. If the lessee recoups a minimum payment through production, the deferred income attributable to the minimum payment is recognized as coal royalty revenues. If a lessee fails to meet its minimum production for the recoupment period, the deferred income attributable to the minimum payment is recognized as minimum rental revenues.

Results of Operations

Three Months Ended March 31, 2003 Compared With Three Months Ended March 31, 2002.

The following table sets forth our revenues, operating expenses and operating statistics for the three months ended March 31, 2003 compared with the same period in 2002.

    Three Months       Ended March 31,
			Percentage Change
	2003	2002

Financial Highlights:	(in thousands, except prices)
Revenues:
Coal royalties	$ 11,451	$ 8,491	35%
Coal services	493	411	20%
Timber	556	582	(4%)
Minimum rentals	605	870	(30%)
Other	136	401	(66%)
Total revenues	13,241	10,755	23%

Operating costs and expenses:
Operating	840	885	(5%)
Taxes other than income	296	161	84%
General and administrative	1,811	1,547	17%
Depreciation, depletion and amortization	4,218	895	371%
Total operating costs and expenses	7,165	3,488	105%

Operating income

	6,076	7,267	(16%)

Interest expense

	(785)	(383)	105%

     Interest income and other

	330	548	(40%)

Income before cumulative effect of change in accounting principle

	5,621	7,432	(24%)

     Cumulative effect of accounting change for asset retirement obligations

	(107)	-	-

Net Income

	$ 5,514	$ 7,432	(26%)

Operating Statistics:
Coal:
Royalty coal tons produced by lessees (tons in thousands)	6,423	3,802	69%
Average royalty per ton	$ 1.78	$ 2.23	(20%)

Timber:
Timber sales (Mbf)	2,829	3,126	(10%)
Average timber sales price per Mbf	$ 187	$ 174	7%

     Revenues. Our revenues in the first quarter of 2003 were $13.2 million compared with $10.8 million for the same period in 2002, representing a 23% increase.

     Coal royalty revenue for the three months ended March 31, 2003 was $11.5 million compared to $8.5 million for the same period in 2002, an increase of $3.0 million, or 35%.  Over these respective periods, the production by our lessees increased 2.6 million tons, or 69%, primarily due to the Peabody and Upshur Acquisitions in 2002. The increase in production was partially offset by a decrease in our average royalty per ton of $0.45, or 20%, over the same periods, which is attributable primarily to the lower fixed royalty rates per ton received from the Peabody leases.

     Coal services revenue increased $0.1 million, or 20%, to $0.5 million in the first quarter of 2003, compared with $0.4 million in the same period of 2002. The increase was attributable to small preparation plants we leased to two of our lessees and a slight increase in throughput fees from tonnage going through our loadout facility.

     Timber revenue remained constant at $0.6 million for the three months ended March 31, 2003 and March 31, 2002.  Volume sold declined 297 thousand board feet (Mbf), or 10%, to 2,829 Mbf in the first quarter of 2003, compared with 3,126 Mbf for the same period in 2002. This decrease was mitigated by an increase in the average price received, which totaled $187 per Mbf in the first quarter of 2003 compared with $174 per Mbf in the comparable period of 2002.  The decrease in volume sold was due to the timing of parcel sales and the increase in the average price received primarily resulted from stronger market conditions.

     Minimum rentals revenue decreased to $0.6 million for the three months ended March 31, 2003 from $0.9 million in the comparable period of 2002.  The decrease was primarily due to the timing of expiring recoupments from two of our lessees in the first quarter of 2002.

     Other income decreased to $0.1 millionfor the three months ended March 31, 2003, compared with $0.4 million for the same period in 2002.  The $0.3 million decrease is primarily due to the expiration of a railroad rebate received for the use of a specific portion of railroad by one of our lessees, which was paid in full in the fourth quarter of 2002.

     Operating Costs and Expenses. Our aggregate operating costs and expenses for the first quarter of 2003 were $7.2 million, compared with $3.5 million for the same period in 2002, an increase of $3.7 million, or 105%. The increase in operating costs and expenses related primarily to an increase in depreciation, depletion and amortization.

     Operating expenses decreased by 5%, to $0.8 million in the first quarter of 2003, compared with $0.9 million in the same period of 2002.  The decrease is due to a decrease in production on our subleased properties, offset in part by costs to maintain an idle mine on our Fork Creek property (see "Liquidity and Capital Resources").

     Taxes other than income increased $0.1 million, or 84%, to $0.3 million for the three months ended March 31, 2003, compared with $0.2 million in the same period of 2002. The variance was attributable to increased property taxes as a result of assuming the property tax obligation on our Fork Creek property upon re-acquiring the lease from the bankrupt lessee (see "Liquidity and Capital Resources") and an increase in West Virginia franchise taxes relating to the Peabody and Upshur Acquisitions.

     General and administrative expenses increased $0.3 million, or 17%, to $1.8 million in the first quarter of 2003, from $1.5 million in the same period of 2002. The increase was primarily attributable to additional expenses associated with the Peabody Acquisition and an increase in insurance premiums.

     Depreciation, depletion and amortization for the three months ended March 31, 2003 was $4.2 million compared with $0.9 million for the same period of 2002, an increase of 371%.  This increase is a result of higher depletion rates caused by higher cost bases relative to reserves added as well as increased production, both of which relate primarily to the Peabody and Upshur Acquisitions completed in the last half of 2002.

      Interest Expense. Interest expense was $0.8 million for the three months ended March 31, 2003, compared with $0.4 million for the same period in 2002, an increase of $0.4 million, or 105%. The increase was due to long-term borrowings in connection with the Peabody Acquisition and other acquisitions in 2002.

     Interest Income. Interest income was $0.3 million for the three months ended March 31, 2003, compared with $0.5 million for the same period in 2002, a decrease of 40%.  The decrease was primarily due to the existence U.S. Treasury notes in the first quarter of 2002, which were liquidated in the last half of 2002.

    Cumulative effect of change in accounting principle.  On January 1, 2003, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations."  As a result of the adoption, we recognized a cumulative effect of accounting change.  See "Note 4.  Asset Retirement Obligations" in the notes to the consolidated financial statements.

Liquidity and Capital Resources

Prior to the closing of our initial public offering in October 2001, the Partnership satisfied its working capital requirements and funded its capital expenditures with cash generated from operations and affiliated borrowings. Since that time, cash generated from operations and our borrowing capacity, supplemented with the issuance of new common units for the Peabody Acquisition in December 2002, have been sufficient to meet our scheduled distributions, working capital requirements and capital expenditures. Our ability to continue to satisfy our debt service obligations, fund planned capital expenditures, make acquisitions and pay distributions to our unitholders will depend upon our future operating performance, which will be affected by prevailing economic conditions in the coal industry and financial, business and other factors. Some of these factors are beyond our control, including the ability of our lessees to continue to make payments to us as required by our leases with them.

     Part of our strategy is to make acquisitions which increase cash available for distribution to our unitholders. Our ability to make these acquisitions in the future will depend in part on the availability of debt financing and on our ability to periodically use equity financing through the issuance of new units. Our ability to incur additional debt is restricted due to limitations in our debt instruments. This limitation may have the effect of necessitating the issuance of new units, as opposed to using debt, to make acquisitions in the future.

     Net cash provided by operating activities was $8.4 million for the three months ended March 31, 2003 compared with $8.0 million for the 2002 comparable period.  The increase was primarily due to an increase in coal royalty income, offset by an changes in working capital, interest expense and general and administrative expenses.

     In November 2002, Horizon Resources, Inc. (formerly AEI Resources, Inc.) ("Horizon") filed for bankruptcy protection under Chapter 11 of the Code for the second time in nine months. To date, Horizon has made all payments required under its leases. Although we believe that Horizon will continue to make payments due under its leases with us, we cannot be certain as to the timing or actual amount of revenues we will receive under these leases. We are continuing to evaluate our business alternatives with respect to the Horizon leases.

     Net cash used in investing activities was $1.1 million for the three months ended March 31, 2003 compared with $0.4 million for the same period in 2002.  Capital expenditures in the first three months of 2003 represent $1.3 million of cash used for the purchase of property and equipment, primarily related to closing expenses related to the Peabody Acquisition.

    Net cash used in financing activities was $7.5 million for the three months ended March 31, 2003 compared with $5.3 million in 2002. Cash used in financing activities in the first three months of 2003 consisted of $8.0 million in distributions to unitholders representing a distribution of $0.50 per unit for the quarter ended December 31, 2002.

     Long-Term Debt.  As of March 31, 2003, we had outstanding borrowings of $92.4 million, consisting of $2.5 million borrowed against our $50.0 million revolving credit facility and $89.9 million attributable to our senior unsecured notes ($90.0 million offset by $0.1 million fair value of interest rate swap.

     Revolving Credit Facility. In connection with the closing of our initial public offering in October 2001, we entered into a three-year $50.0 million revolving credit facility (the "Revolver") with a syndicate of financial institutions led by PNC Bank, National Association, as their agent. The Revolver is available for general partnership purposes, including working capital, capital expenditures and acquisitions, and includes a $5.0 million distribution sublimit that is available for working capital needs and distributions and a $5.0 million sublimit for the issuance of letters of credit.

     Indebtedness under the Revolver bears interest, at our option, at either (i) the higher of the federal funds rate plus 0.50% or the prime rate as announced by PNC Bank, National Association or (ii) the Euro-dollar rate plus an applicable margin which ranges from 1.25% to 1.75% based on our ratio of consolidated indebtedness to consolidated EBITDA (as defined in the credit agreement) for the four most recently completed fiscal quarters. We will incur a commitment fee on the unused portion of the Revolver at a rate per annum ranging from 0.40% to 0.50% based upon the ratio of our consolidated indebtedness to consolidated EBITDA for the four most recently completed fiscal quarters. The Revolver matures in October 2004. At that time, it will terminate and all outstanding amounts thereunder will be due and payable. We may prepay the Revolver at any time without penalty. We are required to reduce all working capital borrowings under the working capital sublimit under the Revolver to zero for a period of at least 15 consecutive days once each calendar year.

     The Revolver prohibits us from making distributions to unitholders and distributions in excess of available cash if any potential default or event of default, as defined in the credit agreement, occurs or would result from the distribution. In addition, the Revolver contains various covenants that limit, among other things, our ability to incur indebtedness, grant liens, make certain loans, acquisitions and investments, make any material change to the nature of our business, acquire another company or enter into a merger or sale of assets, including the sale or transfer of interests in our subsidiaries.

     The Revolver also contains financial covenants requiring us to maintain ratios of:

not more than 2.50:1.00 of total debt to consolidated EBITDA; and
not less than 4.00:1.00 of consolidated EBITDA to interest.

     In March 2003, a $43.4 million unsecured term loan (the "Term Loan"), which was part of our credit facility, was repaid and retired, and is not available for future borrowings.  Part of the proceeds from our issuance of senior unsecured notes, as described below, was used to repay the Term Loan.

    We believe we are currently in compliance with all of the covenants in the Revolver.  Based primarily on the total debt to consolidated EBITDA covenant and subsequent to our issuance of senior unsecured notes as described below, available borrowing capacity under the Revolver was approximately $17 million as of March 31, 2003.

     Senior Unsecured Notes.  In March 2003, we closed a private placement of $90 million of senior unsecured notes payable (the "Notes").  The Notes bear interest at a fixed rate of 5.77 percent and mature over a ten year period ending in March 2013, with semi-annual interest payments through March 2004 followed by principal and interest payments beginning in September 2004.  Proceeds of the Notes after the payment of expenses related to the offering were used to repay and retire the $43.4 million Term Loan and to repay the majority outstanding on our Revolver.

     The Notes prohibit us from making distributions to unitholders and distributions in excess of available cash if any potential default or event of default, as defined in the Notes, occurs or would result from the distribution. In addition, the Notes contain various covenants that are similar to those contained in the Revolver, with the exception of the financial covenants, which for the Notes require us to maintain ratios of:

not more than 3.00:1.00 of total debt to consolidated EBITDA; and
not less than 3.50:1.00 of consolidated EBITDA to interest.

    We believe we are in compliance with all of the covenants of the Notes.

    Hedging Activities.In March 2003, we entered into an interest rate swap agreement with a notional amount of $30 million, to hedge a portion of the fair value of the 5.77 percent Notes maturing over a ten year period. This swap is designated as a fair value hedge and has been reflected as a decrease of long-term debt of approximately $0.1 million as of March 31, 2003, with a corresponding increase in accrued expenses. Under the terms of the interest rate swap agreement, the counterparty pays us a fixed annual rate of 5.77 percent on a total notional amount of $30 million, and we pay the counterparty a variable rate equal to the floating interest rate which will be determined semi-annually and will be based on the six month London Interbank Offering Rate plus 2.36 percent.

     Excluding acquisitions, we believe our sources of funding are sufficient to meet short- and long-term liquidity needs not funded by cash flows from operations, including the payment of minimum quarterly distributions to unitholders.

Legal and Environmental

     Mountaintop Removal Litigation.  On January 29, 2003, the United States Fourth Circuit Court of Appeals (the "Circuit Court") vacated an injunction issued in May 2002 by the United States District Court for the Southern District of West Virginia (the "District Court"). This injunction had prohibited the Huntington, West Virginia office of the U.S. Army Corps of Engineers (the "Corps") from issuing permits under Section 404 of the Clean Water Act for the construction of valley fills for the disposal of coal mining overburden. These valleys typically contain streams that, under the Clean Water Act, are considered navigable waters of the United States. The District Court had found that the Corp's permitting of overburden valley fills under Section 404 was a violation of the Clean Water Act since Section 404 allows only the permitting of fill material deposited for a beneficial purpose and not for mere waste disposal such as the disposal of coal overburden. The Circuit Court reversed this finding, concluding, instead, that overburden valley fills may be permitted under Section 404 and remanded the case back to the District Court for further proceedings not inconsistent with the Circuit Court's opinion.

     Mine Health and Safety Laws. Stringent safety and health standards have been imposed by federal legislation since the adoption of the Mine Health and Safety Act of 1969. The Mine Health and Safety Act of 1969 resulted in increased operating costs and reduced productivity. The Mine Safety and Health Act of 1977, which significantly expanded the enforcement of health and safety standards of the Mine Health and Safety Act of 1969, imposes comprehensive safety and health standards on all mining operations. In addition, as part of the Mine Health and Safety Acts of 1969 and 1977, the Black Lung Acts require payments of benefits by all businesses conducting current mining operations to coal miners with black lung and to some survivors of a miner who dies from this disease.  Since we do not operate any mines and do not employ any coal miners, we are not subject to such laws and regulations.

     Environmental.  The operations of our lessees are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. The terms of the Partnership's coal property leases impose liability for all environmental and reclamation liabilities arising under those laws and regulations on the relevant lessees. The lessees are bonded and have indemnified the Partnership against any and all future environmental liabilities. The Partnership regularly visits the properties subject to our leases to monitor our lessee's compliance with environmental laws and regulations, as well as to review mining activities. Management believes that the Partnership's lessees will be able to comply with existing regulations and does not expect any material impact on its financial condition or results of operations as a result of environmental regulations.

     With respect to our unleased and inactive properties, we have some reclamation bonding requirements. In conjunction with the November 2002 purchase of equipment, we assumed reclamation and mitigation liabilities of approximately $3.0 million. We are currently pursuing a potential lessee for this property and, as is customary in our operations, we intend to assign all reclamation liabilities to such lessee. Our environmental liability as of March 31, 2003 is not covered by our indemnification agreement with Penn Virginia.

 Recent Accounting Pronouncements

     In November 2002, the FASB issued Interpretation No. 45 ( FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others, which clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor's accounting for and disclosures of certain guarantees issued. FIN 45 requires enhanced disclosures for certain guarantees. It also will require certain guarantees that are issued or modified after December 31, 2002, including certain third-party guarantees, to be initially recorded on the balance sheet at fair value. For guarantees issued on or before December 31, 2002, liabilities are recorded when and if payments become probable and estimable. The financial statement recognition provisions are effective prospectively, and the Partnership cannot reasonably estimate the impact of adopting FIN 45 until guarantees are issued or modified in future periods, at which time their results will be initially reported in the financial statements.

 Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risks to which we are exposed are interest rate risk and coal price risks.

      In March 2002, we refinanced $90.0 million of current amounts borrowed on our credit facility borrowings with more permanent debt which has a fixed interest rate throughout its term. We executed an interest rate derivative transaction for $30.0 million of the amount refinanced to hedge the fair value of our unsecured senior notes.  The interest rate swap is accounted for as a fair value hedge in compliance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. The debt we incur in the future under our credit facility will bear variable interest at either the applicable base rate or a rate based on LIBOR.

     We are also exposed to credit risk if our lessees do not manage their operations well or if there is a significant decline in coal prices. Lessees may not be able to pay their debts as they become due or our coal royalty revenues could decrease due to decreased production volumes. In the fourth quarter of 2002, one of our lessees filed for bankruptcy under Chapter 11 of the Code for the second time in nine months. There is no assurance this bankruptcy filing will not have an adverse impact on our financial position or results of operations.  In addition, one of our lessees declared bankruptcy and idled mining operations on our Fork Creek property in the first quarter of 2002.   Consequently, in the fourth quarter of 2002, we recovered our lease and are currently pursuing a potential lessee for this property.

 Forward-Looking Statements

        Statements included in this report which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto) are forward-looking.  In addition, we and our representatives may from time to time make other oral or written statements which are also forward-looking statements.

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

PART II     Other information

Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

Item 6. Exhibits and Reports on Form 8-K

(a)           Exhibits

99.1              Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2                Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                 Reports on Form 8-K:

                On January 2, 2003, the Partnership filed a Form 8-K involving the Partnership's acquisition of approximately 120 million tons of coal reserves and related assets from subsidiaries of Peabody Energy Corporation (the "Peabody Acquisition").  This Form 8-K was filed under "Item 2. Acquisition or Disposition of Assets."  The Partnership filed a Form 8-K/A on April 22, 2003 amending this Form 8-K.  The Partnership filed an additional Form 8-K/A on April 22, 2003 amending a Form 8-K which the Partnership had filed on December 20, 2002 which had also been with regards to the Peabody Acquisition.

                On each of January 7, 2003 and January 14, 2003, the Partnership filed a Form 8-K involving the election of a director to the Board of Directors of its general partner.  In each case, the Form 8-K was filed under "Item 5. Other Events and Required FD Disclosure."

                On April 2, 2003, the Partnership filed a Form 8-K involving its private placement of $90 million of senior unsecured notes.  This Form 8-K was filed under "Item 5. Other Events and Required FD Disclosures."

                The Partnership filed a Form 8-K on May 8, 2003 announcing it issued a press release regarding its financial results for the three months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENN VIRGINIA RESOURCE PARTNERS, L.P.

Date:	May 9, 2003	By:	/s/ Frank A. Pici
Frank A. Pici, Vice President and
Chief Financial Officer

Date:	May 9, 2003	By:	/s/ Forrest W. McNair
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

Date:       May 9, 2003

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

Date:       May 9, 2003__

                            /s/ Frank A. Pici
                            Frank A. Pici
                            Vice President and Chief Financial Officer