Form 10-K/A
period 2002-12-31
PENN VIRGINIA RESOURCE PARTNERS L P
filed 2003-06-03
CIK 1144945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common units were last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $151,724,400.

As of February 28, 2003, 9,176,205 common units, 1,240,833 class B common units and 7,649,880 subordinated units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A in response to comments received from the Securities and Exchange Commission regarding our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 that was originally filed on March 11, 2003 (the “Original Filing”). This report revises the following disclosures:

Part I

Item 1 “Business—General,” page 2, revised to disclose the total percentage of reserves that are leased.

Item 1 “Business—Recent Acquisitions,” page 2, revised to expand the description of the assets purchased from Peabody in December 2002.

Item 1 “Business—Coal Leases,” page 4, revised to disclose additional information about the terms of the Peabody leases.

Item 1 “Business—Partnership Distributions,” page 6, revised to disclose in detail the financial tests for the early conversion of Subordinated Units in each relevant period.

Item 1 “Business—Subordinated Units,” page 7, revised to include a description of the Subordinated Units.

Item 1 “Business—Limits on Fiduciary Responsibilities,” page 9, revised to include a detailed description of the partnership agreement provisions limiting the fiduciary responsibilities and liability of the general partner.

Item 1 “Business—Risks Inherent in our Business,” page 10, revised to include a risk related to debt incurrence.

Item 2 “Properties—Coal Reserves and Production,” page 13, revised to expand the narrative description of coal properties, including a description of recent acquisitions, and to add certain maps and tables.

Part II

Item 6 “Selected Financial Data—Income Statement Data,” page 22, revised to include net income per unit data.

Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies,” page 25, revised to (a) identify factors that may materially affect the estimates of coal reserves and depletion rates as well as instances in which such estimates have been revised in the past and (b) describe the accrual of coal royalty revenues and coal services revenues.

Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” page 32, revised to include disclosure that following the Peabody Acquisition we may be limited in the amount of additional debt we can incur.

Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental,” page 35, revised to disclose the lack of indemnification for the environmental liability as of December 31, 2002.

Item 8 “Financial Statements and Supplementary Data—Summary of Significant Accounting Policies—Property and Equipment,” page 51, revised to replace the reference to “exploration and development activities” with the term “core-hole drilling.”

Item 8 “Financial Statements and Supplementary Data—Summary of Significant Accounting Policies—Environmental Liabilities,” page 52, revised to define “Other Liabilities,” which includes accruals for environmental liabilities assumed in connection with certain acquisitions or recorded in operating expenses.

i

Item 8 “Financial Statements and Supplementary Data—Commitments and Contingencies,” page 60, revised to clarify that we are not subject to mine health and safety laws and regulations and consequently we have not accrued any liabilities relating thereto.

Part III

Item 11 “Executive Compensation,” page 66, revised to disclose additional information regarding the compensation of executive officers of the general partner and the amount of time which such officers devote to the business and affairs of the Partnership.

This report continues to speak as of the date of the Original Filing, and we have not updated the disclosure in this report to speak as of a later date. All information contained in this report and the original filing is subject to updating and supplementing as provided in our periodic reports filed with the Securities and Exchange Commission.

ii

PART I

Item 1. Business

General

Penn Virginia Resource Partners, L.P. (“the Partnership”) is a Delaware limited partnership formed by Penn Virginia Corporation (“Penn Virginia”) in July 2001 to primarily engage in the business of managing coal properties in the United States. We enter into long-term leases with experienced, third-party mine operators for the right to mine our coal reserves in exchange for royalty payments. As of December 31, 2002, our properties contained approximately 615 million tons of proven and probable coal reserves located on 241,000 acres in Virginia, West Virginia, New Mexico and eastern Kentucky. In 2002, our lessees produced 14.3 million tons of coal from our properties and paid us coal royalty revenues of $31.4 million. As of December 31, 2002, we leased an aggregate of approximately 79% of our reserves under 51 leases to 28 different operators who mine coal at 61 mines. Our lessees, other than those lessees which are affiliates of Peabody Energy Corporation (the “Peabody Lessees”), are generally required to make payments to us based on the amount of coal they produce from our properties and the price at which they sell the coal, subject to fixed minimum royalty rates per ton. The Peabody Lessees are required to make payments to us based on fixed royalty rates per ton, which escalate annually. We do not operate any mines. In managing our properties, we actively work with our lessees to develop efficient methods to exploit our reserves and to maximize production from our properties. Additionally, we provide fee-based coal preparation and transportation facilities to some of our lessees to enhance their production levels and to generate additional coal services revenues.

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

Recent Acquisitions

The Peabody Acquisition

In December 2002, we announced the formation of a strategic alliance with Peabody Energy Corporation (“Peabody”), the largest private sector coal company in the world. Central to the transaction was the purchase and leaseback of approximately 120 million tons of proven and probable coal reserves (the “Reserves”) located in New Mexico (80 million tons) and West Virginia (40 million tons) (the “Peabody Acquisition”). The transaction was an acquisition of assets, in which the Partnership did not acquire from Peabody, or its affiliates, any physical facilities, mining equipment, employees, market distribution system, sales force or customer base associated with the assets acquired. As a result of the Peabody Acquisition, our total proven and probable reserves increased by approximately 25% to 615 million tons and our royalty revenue is expected to increase by almost 50% in 2003 over 2002. All of the Reserves have been leased back to subsidiaries of Peabody by the Partnership under leases containing the terms described below under “Coal Leases.” Approximately one-third, or 40 million tons, of the Reserves consist of predominantly high sulfur, high BTU coal located in northern West Virginia (the “Federal Reserves”) which are being mined by one of the Peabody Lessees at the Federal No. 2 mine predominantly by the longwall underground mining method. For a description of the longwall mining method, see “Item 2. Properties—Coal Reserves and Production.” This Peabody Lessee processes the Federal Reserves at its preparation plant located in close proximity to the Federal No. 2 mine and loads the processed coal onto railcars at its unit train loading facility for delivery to Peabody’s customers. Production from the Federal No. 2 mine during the years ended December 31, 2002, 2001 and 2000 was approximately 5.0 million tons, 4.9 million tons and 4.3 million tons, respectively. Production from the Federal Reserves during 2003 is expected to be between 5.0 and 5.2 million tons. We anticipate that the Federal Reserves will be exhausted in approximately 2010.

Approximately two thirds, or 80 million tons, of the Reserves consist of predominantly low sulfur, low BTU coal located in New Mexico (the “Lee Ranch Reserves”) and are being mined by one of the Peabody Lessees at the Lee Ranch mine by a combination of the dragline and truck-and-shovel surface mining methods. For a description of the dragline and truck-and-shovel mining methods, see “Item 2. Properties—Coal Reserves and Production.” The Lee Ranch Reserves are trucked from the mine to a loading facility which blends and loads the coal via conveyor belts into railcars for delivery to Peabody’s customers. Production from the Lee Ranch mine during the years ended December 31, 2002, 2001 and 2000 was approximately 6.4 million tons, 6.0 million tons and 5.1 million tons, respectively. Production from the Lee Ranch Reserves during 2003 is expected to be between 6.3 and 6.7 million tons. We anticipate that the Lee Ranch Reserves will be exhausted in approximately 2014.

The Peabody Acquisition, which included 8,800 mineral acres, was funded with $72.5 million in cash and the issuance by the Partnership to Peabody of 1,522,325 common units and 1,240,833 class B common units, a newly created series of units. The $130.5 million acquisition includes approximately $6.1 million, or 293,700 Class B units, held in escrow pending certain title transfers. As a result of the units held in escrow, approximately five million tons of coal reserves and 293,700 Class B common units were excluded from the reserve totals and the financial statements at December 31, 2002. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Acquisitions.”

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

The Upshur Acquisition

In addition to the Peabody Acquisition, in August 2002, we purchased approximately 16 million tons of proven and probable coal reserves located on the Upshur properties in northern Appalachia for $12.3 million (the “Upshur Acquisition”). The Upshur Acquisition was our first exposure outside of central Appalachia. The properties, which include approximately 18,000 mineral acres, contain predominately high sulfur, high BTU coal reserves.

The Fork Creek Acquisition

In June 2001, we acquired the Fork Creek property in West Virginia, purchasing approximately 53 million tons of proven and probable coal reserves for $33.1 million. In early 2002, the operator at Fork Creek filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. Fork Creek’s operations were idled on March 4, 2002. The operator continued to pay minimum royalties until we recovered our lease on August 31, 2002. In November 2002, we purchased various infrastructure at Fork Creek for $5.1 million plus the assumption of certain reclamation liabilities and stream mitigation obligations. See Part II. Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Acquisitions.” With control of the Fork Creek reserves, permits and critical infrastructure, we are working diligently to put a new, financially stable operator in place at Fork Creek. As is customary in our operations, we intend to assign all related reclamation liabilities to such operator.

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

Coal Leases

The Partnership earns coal royalty revenues under long-term leases that generally require our lessees, other than the Peabody Lessees, to make royalty payments to us based on the higher of a percentage of the gross sales price or a fixed price per ton of coal they sell. Our leases with Peabody (the “Peabody Leases”) require the Peabody Lessees to make royalty payments to us based on fixed royalty rates per ton of coal sold, which rates escalate annually. Under the lease for the Lee Ranch Reserves (the “Lee Ranch Lease”), the initial royalty payment is $1.50 per ton and escalates annually until it reaches $2.48 per ton on January 1, 2014. Under the lease for the Federal Reserves (the “Federal Lease”), the initial royalty payment is $1.09 per ton and escalates annually until it reaches $1.75 per ton on January 1, 2010. A typical lease either expires upon exhaustion of the leased reserves, which is the case with the Peabody Leases, or has a five to ten-year base term, with the lessee having an option to extend the lease for at least five years after the expiration of the base term.

Substantially all of our leases, including the Peabody Leases, require the lessee to pay minimum rental payments in monthly or annual installments, even if no mining activities are ongoing. These minimum rentals are credited, usually over a period from one to three years from the time of payment, against the production royalties owed to the Partnership once coal production commences. The Lee Ranch Lease and the Federal Lease require Peabody to pay to the Partnership annual minimum rental payments of $2.0 million and $5.0 million, respectively, which are credited against production royalties due over the life of the applicable lease.

In addition to the terms described above, substantially all of our leases, including the Peabody Leases, impose obligations on the lessees to diligently mine the leased coal using modern mining techniques, indemnify us for any damages we incur in connection with the lessee’s mining operations, including any damages we may incur on account of our lessee’s failure to fulfill reclamation or other environmental obligations, conduct mining operations in compliance with all applicable laws, obtain our written consent prior to assigning the lease and maintain commercially reasonable amounts of general liability and other insurance. Substantially all of the leases, including the Peabody Leases, grant us the right to review all lessee mining plans and maps, enter the leased premises to examine mine workings and conduct audits of lessees’ compliance with lease terms. In the event of default by the lessee, substantially all of the leases give us the right to terminate the lease and take possession of the leased premises. In the event of a default under the Peabody Leases, Peabody is required to purchase the then remaining Federal or Lee Ranch Reserves from the Partnership at a price equal to (x) the number of tons of reserves being purchased times (y) the production royalty rate then in effect with respect to such reserves. If Peabody fails for any reason to pay such purchase price, the Partnership is then entitled to terminate the applicable Peabody Lease and reclaim the reserves leased thereunder.

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

Our general partner and its affiliates are entitled to distributions on the general partner interest and on any common units and subordinated units they hold. Additionally, our general partner is entitled to distributions on its incentive distribution rights. Our general partner has sole responsibility for conducting our business and for managing our operations. Our general partner will not receive any management fee or other compensation in connection with its management of our business, but will be entitled to be reimbursed for all direct and indirect expenses incurred on our behalf. See “Note 9—Related Party Transactions—General and Administrative—to Consolidated and Combined Financial Statements.”

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

Subordination Period

During the subordination period, which we describe below, the common units have the right to receive distributions of available cash from operating surplus in an amount equal to the minimum quarterly distribution, plus arrearages in the payment of any minimum quarterly distribution from prior quarters, before any distributions of available cash from operating surplus can be made on the subordinated units.

Definition of Subordination Period. The subordination period will continue until the first day of any quarter beginning after September 30, 2006 in which each of the following events occur:

•	distributions of available cash from operating surplus on each of the common units and the subordinated units equaled or exceeded the minimum quarterly distribution for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date;

•	the adjusted operating surplus generated during each of the three immediately preceding, non-overlapping four-quarter periods equaled or exceeded the sum of the minimum quarterly distributions on all of the outstanding common units and subordinated units during those periods on a fully diluted basis and the related distribution on the 2% general partner interest during those periods; and

•	there are no arrearages in payment of the minimum quarterly distribution on the common units.

Early Conversion of Subordinated Units. Before the end of the subordination period, 50% of the subordinated units, or up to 3,824,940 subordinated units, will convert into common units on a one-for-one basis immediately after the distribution of available cash to partners in respect of any quarter ending on or after:

•	September 30, 2004 with respect to 25% of the subordinated units; and

•	September 30, 2005 with respect to 25% of the subordinated units.

The early conversions will occur if at the end of the applicable quarter each of the following three tests are met:

•	distributions of available cash from operating surplus on each common unit and subordinated unit equaled or exceeded the minimum quarterly distribution for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date;

•	the adjusted operating surplus generated during each of the three immediately preceding, non-overlapping four-quarter periods equaled or exceeded the sum of the minimum quarterly distributions on all of the outstanding common units and subordinated units during those periods on a fully diluted basis and the related distribution on the 2% general partner interest during those periods; and

•	there are no arrearages in payment of the minimum quarterly distribution on the common units.

However, the early conversion of the second 25% of the subordinated units may not occur until at least one year following the early conversion of the first 25% of the subordinated units.

When the subordination period ends, all remaining subordinated units will convert into common units on a one-for-one basis and the common units will no longer be entitled to arrearages.

Subordinated Units

The subordinated units are a separate class of limited partner interests in our partnership, and the rights of holders of subordinated units to participate in distributions to limited partners differ from, and are subordinated to, the rights of the holders of common units as set forth above under “Partnership Distributions—Subordination

Period.” If we liquidate during the subordination period, in some circumstances, holders of outstanding common units will be entitled to receive more per unit in liquidating distributions than holders of outstanding subordinated units. The per unit difference will be dependent upon the amount of gain or loss recognized by us in liquidating our assets. Following conversion of the subordinated units into common units, all units will be treated the same upon liquidation of our partnership.

Holders of subordinated units will sometimes vote as a single class together with the holders of common units and sometimes vote as a class separate from the holders of common units and, as in the case of holders of common units, will have very limited voting rights. During the subordination period, common units and subordinated units each vote separately as a class on the following matters:

•	a sale or exchange of all or substantially all of our assets;

•	the election of a successor general partner in connection with the removal of our general partner;

•	a dissolution or reconstitution of our partnership;

•	a merger of our partnership;

•	the issuance of limited partner interests in some circumstances; and

•	some amendments to the partnership agreement, including any amendment that would cause us to be treated as an association taxable as a corporation.

The subordinated units are not entitled to vote on approval of the withdrawal of our general partner or the transfer by our general partner of its general partner interest or incentive distribution rights. Removal of our general partner requires:

•	the affirmative vote of 66 2/3% of all outstanding units voting as a single class; and

•	the election of a successor general partner by the holders of a majority of the outstanding common units and subordinated units, voting as separate classes.

Under our partnership agreement, our general partner generally will be permitted to effect amendments to our partnership agreement that do not materially adversely affect unitholders without the approval of any unitholders.

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

Limits on Fiduciary Responsibilities

Our partnership agreement limits the liability and reduces the fiduciary duties owed by our general partner to unitholders. Our partnership agreement also restricts the remedies available to unitholders for actions that might otherwise constitute breaches of our general partner’s fiduciary duty.

Our partnership agreement contains provisions that waive or consent to conduct by our general partner and its affiliates that might otherwise raise issues as to compliance with fiduciary duties or applicable law. For example, the partnership agreement permits our general partner to make a number of decisions in its “sole discretion.” This entitles our general partner to consider only the interests and factors that it desires and it shall have no duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or any limited partner. Other provisions of the partnership agreement provide that our general partner’s actions must be made in its reasonable discretion. These standards reduce the obligations to which our general partner would otherwise be held.

Our partnership agreement generally provides that affiliated transactions and resolutions of conflicts of interest not involving a required vote of unitholders must be “fair and reasonable” to us under the factors previously set forth. In determining whether a transaction or resolution is “fair and reasonable” our general partner may consider the interests of all parties involved, including its own. Unless our general partner has acted in bad faith, the action taken by our general partner shall not constitute a breach of its fiduciary duty. These standards reduce the obligations to which our general partner would otherwise be held.

In addition to the other more specific provisions limiting the obligations of our general partner, our partnership agreement further provides that our general partner and its officers and directors will not be liable for monetary damages to us, our limited partners or assignees for errors of judgment or for any acts or omissions if our general partner and those other persons acted in good faith.

In order to become a limited partner of our partnership, a common unitholder is required to agree to be bound by the provisions in our partnership agreement, including the provisions discussed above. This is in accordance with the policy of the Delaware Act favoring the principle of freedom of contract and the enforceability of partnership agreements. The failure of a limited partner or assignee to sign a partnership agreement does not render the partnership agreement unenforceable against that person.

We are required to indemnify our general partner and its officers, directors, employees, affiliates, partners, members, agents and trustees, to the fullest extent permitted by law, against liabilities, costs and expenses incurred by our general partner or these other persons. This indemnification is required if our general partner or any of these persons acted in good faith and in a manner they reasonably believed to be in, or (in the case of a person other than our general partner) not opposed to, our best interests. Indemnification is required for criminal proceedings if our general partner or these other persons had no reasonable cause to believe their conduct was unlawful. Thus, our general partner could be indemnified for its negligent acts if it met these requirements concerning good faith and our best interests.

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

Risks Inherent in Our Business

Our business involves several inherent risks. These risks include:

Business Related Risks

•	We may not have sufficient cash to enable us to pay the minimum quarterly distribution each quarter.

•	If our lessees do not manage their operations well, their production volumes and our coal royalty revenues could decrease.

•	Lessees could satisfy obligations to their customers with coal from properties other than ours, depriving us of the ability to receive amounts in excess of the minimum royalty payments.

•	Coal mining operations are subject to numerous operational risks that could result in lower coal royalty revenues and also reduce reserve recovery.

•	A substantial or extended decline in coal prices could reduce our coal royalty revenues and the value of our coal reserves.

•	We depend on a limited number of primary operators for a significant portion of our coal royalty revenues, and the loss of or reduction in production from any of our major lessees could reduce our coal royalty revenues.

•	If our lessees do not receive payments on a timely basis from their customers, their cash flow would be adversely affected, which could cause our cash flow to adversely affected.

•	Due to restrictions under our existing or future debt agreements, competition from other coal companies, or the lack of suitable acquisition candidates, we may not be able to grow and our business will be adversely affected if we are unable to replace or increase our reserves through acquisitions.

•	Any debt we incur could reduce our ability to pay distributions to unitholders.

•	Our lessees’ work force could become increasingly unionized in the future

•	Fluctuations in transportation costs and the availability or reliability of transportation could reduce the production of coal mined from our properties

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

See also Item 7. “Quantitative and Qualitative Disclosure about Market Risk” for a discussion of interest rate risk.

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

Our lessees mine coal using both underground and surface methods. Our lessees currently operate 15 surface mines and 34 underground mines. Approximately 65% of the coal produced from our properties in 2002 came from underground mines and 35% came from surface mines. We anticipate that, as a result of the acquisitions we completed in 2002, in 2003, approximately 55% of the coal produced from our properties will come from underground mines and 45% will come from surface mines. Currently, our lessees other than Peabody use the continuous mining method in all of the underground mines located on our properties. In continuous mining, main airways and transportation entries are developed and remote-controlled continuous miners extract coal from “rooms,” leaving “pillars” to support the roof. Shuttle cars transport coal to a conveyor belt from transportation entries to the surface.

The Peabody Lessee of the Federal Reserves uses the longwall mining method to mine the Federal Reserves. Longwall mining uses hydraulic jacks or shields, varying from four feet to twelve feet in height, to support the roof of the mine while a mobile cutting shearer advances through the coal. Chain conveyors then move the coal to a standard deep mine conveyor belt system for delivery to the surface. Continuous mining is used to develop access to long rectangular panels of coal that are mined with longwall equipment, allowing controlled subsidence behind the advancing machinery. Longwall mining is typically highly productive when used for large blocks of medium to thick coal seams like those that characterize the Federal Reserves.

In addition, longwall mining has also been used extensively in other underground mines located on our properties in the past, and another one of our lessees is currently preparing for another longwall installation on the Coal River property. In several of the underground mines, our lessees use two continuous miners, also know as a super section, to improve productivity and reduce unit costs. In addition, our lessees use auger and highwall miners in conjunction with surface mining to enhance production, improve reserve recovery and reduce unit costs. The Peabody Lessee of the Lee Ranch Reserves uses a combination of the dragline and truck-and-shovel surface mining methods at the Lee Ranch mine. Dragline and truck-and-shovel mining uses large capacity machines to remove overburden to expose the coal seams. Shovels then load the coal in haul trucks for transportation to a loading facility.

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

The following maps show the locations of our properties.

The following table sets forth actual coal royalty revenues we have received and the amount of minimum rentals we would have received if our lessees had not produced any coal with respect to each of our properties. Revenues in the table set forth below reflect revenues actually recognized during the period presented. Minimum rentals reflect amounts we would have been entitled to receive had no coal been mined during the periods presented. Any amounts received from minimum rentals are recorded as deferred income, and not as revenues, at the time of receipt until the payment has been recouped by the lessee or the lessee fails to meet its minimum production for certain predetermined time periods.

	2002		2001		2000
	Royalty Revenues	Minimum Rentals	Royalty Revenues	Minimum Rentals	Royalty Revenues	Minimum Rentals
	(in thousands)
Wise	$20,420	$3,996	$19,987	$4,321	$15,197	$3,758
Coal River	5,263	3,532	7,967	4,256	3,972	2,499
New Mexico	259	70	—	—	—	—
Northern Appalachia	816	280	—	—	—	—
Spruce Laurel	3,732	695	3,293	640	3,767	600
Buchanan	868	540	1,118	540	1,372	540

Grand Total	$31,358	$9,113	$32,365	$9,757	$24,308	$7,397

The following table sets forth production data and reserve information with respect to each of our six properties:

	Production Year Ended December 31,			Proven and Probable Reserves at December 31, 2002
Property	2002	2001	2000	Under- ground	Surface	Total
	(tons in millions)
Wise	8.945	8.961	7.391	192.0	29.8	221.8
Coal River	2.493	4.043	2.289	138.7	70.7	209.4
New Mexico	0.173	—	—	—	75.9	75.9
Northern Appalachia	0.448	—	—	51.9	2.3	54.2
Spruce Laurel	1.774	1.704	2.086	40.0	11.6	51.6
Buchanan	0.448	0.598	0.770	1.9	—	1.9

Total	14.281	15.306	12.536	424.5	190.3	614.8

Of the 615 million tons of proven and probable coal reserves to which we had rights as of December 31, 2002, we owned the mineral rights and the related surface rights to 404.2 million tons, or 65.7%, and we owned the mineral rights only to 167.9 million tons, or 27.3%. We lease the mineral rights to the remaining 42.7 million tons, or 6.9%, from unaffiliated third parties and, in turn, sublease these reserves to our lessees. For the reserves we lease from third parties, we pay royalties to the owner based on the amount of coal produced from the lease reserves. Additionally, in some instances, we purchase surface rights or otherwise compensate surface right owners for mining activities on their properties. In 2002, we made lease payments to third-party surface and mineral owners aggregating $1.8 million.

The following table sets forth the coal reserves we own and lease with respect to each of our coal properties as of December 31, 2002:

	Owned
Property	Surface and Mineral Rights	Mineral Rights Only	Leased	Total
	(tons in millions)
Wise	212.1	9.7	0.0	221.8
Coal River	142.1	27.2	40.1	209.4
New Mexico	0.0	75.9	0.0	75.9
Northern Appalachia	0.0	54.2	0.0	54.2
Spruce Laurel	50.0	0.0	1.6	51.6
Buchanan	0.0	0.9	1.0	1.9

Total	404.2	167.9	42.7	614.8

Our reserve estimates are prepared from geological data assembled and analyzed by our staff. These estimates are compiled using geological data taken from thousands of drill holes, adjacent mine workings, outcrop prospect openings and other sources. These estimates also take into account legal, qualitative technical and economic limitations that may keep coal from being mined. Reserve estimates will change from time to time due to mining activities, analysis of new engineering and geological data, acquisition or divestment of reserve holdings, modification of mining plans or mining methods and other factors. At December 31, 2002, our reserves were estimated internally by our general partner’s geologists and engineers.

We classify low sulfur coal as coal with a sulfur content of less than 1.0%, medium sulfur coal as coal with a sulfur content between 1.0% and 1.5% and high sulfur coal as coal with a sulfur content of greater than 1.5%. Compliance coal is that portion of low sulfur coal that meets compliance standards for Phase II of the Clean Air Act Amendments. As of December 31, 2002, approximately 32.6% of our reserves met compliance standards for Phase II of the Clean Air Act Amendments. There are no compliance reserves in the reserves acquired in the Peabody Acquisition. The following table sets forth our estimate of the sulfur content and the typical clean coal quality of our recoverable coal reserves at December 31, 2002.

			Sulfur Content					Typical Clean Coal Quality
			Reserves as of 12/31/02					Heat Content
Property	Type of Coal	Compliance(1)	Low Sulfur(2)	Medium Sulfur	High Sulfur	Sulfur Unclassified	Total	(Btu per Pound)(3)	Sulfur (%)	Ash (%)
		(tons in millions)
Wise	Steam/Metallurgical	72.2	105.1	61.1	48.7	6.9	221.8	12,700	1.20	9.50
Coal River	Steam/Metallurgical	111.5	161.3	26.7	14.4	7	209.4	12,500	0.82	6.00
New Mexico	Steam	0	42.2	28.6	5.1	0	75.9	9,200	0.89	17.80
Northern Appalachia	Steam/Metallurgical	0	0	0	54.2	0	54.2	12,900	2.58	8.80
Spruce Laurel	Steam/Metallurgical	15.2	32.4	17.3	0	1.9	51.6	12,700	0.80	5.50
Buchanan	Steam/Metallurgical	1.3	1.9	0	0	0	1.9	12,900	0.83	6.20

Total		200.2	342.9	133.7	122.4	15.8	614.8

(1)	Compliance coal is low sulfur coal which, when burned, emits less than 1.2 pounds of sulfur dioxide per million Btu. Compliance coal meets the sulfur dioxide emission standards imposed by Phase II of the Clean Air Act Amendments without blending in other coals or using sulfur dioxide reduction technologies. Compliance coal is a subset of low sulfur coal and is, therefore, also reported within the amounts for low sulfur coal.
(2)	Includes compliance coal.
(3)	As-received Btu per pound includes the weight of moisture in the coal on an as sold basis.

The following table shows the reserves we lease to mine operators by property.

	Proven And Probable Reserves As of December 31, 2002
Property	Controlled	Leased (Out)	Percentage Leased (Out)
	(tons in millions)
Wise	221.8	176.1	79.40%
Coal River	209.4	130.7	62.42%
New Mexico	75.9	75.9	100.00%
Northern Appalachia	54.2	53.8	99.26%
Spruce Laurel	51.6	49.7	96.32%
Buchanan	1.9	1.9	100.00%

Total	614.8	488.1	79.39%

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

The New Mexico Property

The New Mexico property consists of over 4,000 acres located in McKinley County, New Mexico. We acquired the mineral rights to this property in December 2002 in connection with the Peabody Acquisition. As of December 31, 2002, the New Mexico property included approximately 80 million tons of proven and probable coal reserves, including approximately four million tons of reserves which we have not included in the total reserves in our combined and consolidated financial statements for the year ended December 31, 2002. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Acquisitions.”

As of December 31, 2002, we leased all of the New Mexico property reserves to Peabody. Production from the property for the period from December 19, 2002, our acquisition date, to December 31, 2002, totaled 0.2 million tons and was shipped to our lessee’s customers via the Burlington Northern Santa Fe railroad.

The Northern Appalachia Property

The Northern Appalachia property consists of over 18,000 acres of mineral rights located in Barbour, Harrison, Lewis, Monongalia and Upshur Counties, West Virginia. We acquired the mineral rights to this property through the Upshur Acquisition in August 2002 and the Peabody Acquisition in December 2002. As of December 31, 2002, the Northern Appalachia property included approximately 55 million tons of proven and probable coal reserves including approximately one million tons of reserves which we have not included in the total reserves in our combined and consolidated financial statements for the year ended December 31, 2002. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Acquisitions.”

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

	2002		2001
Quarter	High	Low	High	Low
First	$26.05	$21.70	—
Second	24.26	19.70	—	—
Third	21.21	17.54	—	—
Fourth	$20.98	$19.10	25.80	22.19

The quarterly cash distributions paid in 2002 were as follows:

Period Covered by Distribution	Record Date	Payment Date	Amount Per Unit
October 31, 2001 – December 31, 2001	January 16, 2002	February 14, 2002	$0.34
First quarter 2002	May 15, 2002	May 15, 2002	$0.50
Second quarter 2002	August 1, 2002	August 14, 2002	$0.50
Third quarter 2002	November 1, 2002	November 14, 2002	$0.50

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

If cash distributions per unit exceed $0.55 in any quarter, our general partner will receive a higher percentage of the cash we distribute in excess of that amount in increasing percentages up to 50%. See “Part I. Item 1. Business—Partnership Distributions— Incentive Distribution Rights.”

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

There is no guarantee that we will pay quarterly cash distributions on the common units in any quarter, and we will be prohibited from making any distributions to unitholders if it would cause an event of default under our credit facility. See “Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 6. Selected Financial Data

On October 30, 2001, the Partnership completed its initial public offering and became the successor to the coal land management business (the “Penn Virginia Coal Business”) of Penn Virginia Coal Company (predecessor). For the purposes of this selected financial data, the Partnership refers to the Penn Virginia Coal Business for the periods prior to October 30, 2001 and to Penn Virginia Resource Partners, L.P. for the periods subsequent to October 30, 2001. The financial data presents the results of operations and financial position of the Partnership as if it had existed as a single entity, separate from Penn Virginia, for the periods prior to October 30, 2001. The following selected historical financial information was derived from the audited combined financial statements of the Partnership as of December 31, 2002, 2001, 2000, 1999, and 1998 and for the five years ended December 31, 2002, 2001, 2000, 1999, and 1998. The selected financial data should be read in conjunction with the combined financial statements, including the notes thereto, and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2002	2001		2000	1999	1998
	(in thousands, except per unit data and operating data)
Income Statement Data:

Revenues:
Coal royalties	$31,358	$32,365		$24,308	$17,836	$10,774
Coal services	1,704	1,660		1,385	982	—
Timber	1,640	1,732		2,388	1,948	1,711
Minimum rentals	2,840	941		819	230	843
Other	1,066	815		1,289	354	1,240

Total revenues	38,608	37,513		30,189	21,350	14,568

Expenses:
Operating	2,912	3,196		2,817	876	825
Taxes other than income	895	616		663	506	352
General and administrative	6,419	5,459		4,847	4,123	3,385
Depreciation, depletion and amortization	3,955	3,084		2,047	1,269	589

Total expenses	14,181	12,355		10,374	6,774	5,151

Income from operations	24,427	25,158		19,815	14,576	9,417
Other income (expense):
Interest expense	(1,758)	(7,272)		(7,670)	(3,980)	(379)
Interest income	2,017	4,904		4,685	2,728	3,701
Other income	—	—		12	61	432
Income before taxes	24,686	22,790		16,842	13,385	13,171
Income tax expense	—	6,691		5,287	4,116	4,355

Net income	$24,686	$16,099		$11,555	$9,269	$8,816

Net income per unit, basic and diluted(a)	$1.57	$0.24	(a)	N/A	N/A	N/A

(a)	The net income per unit amount relates to the period from October 31, 2001 (commencement of operations) to December 31, 2001.

Balance Sheet Data:
U.S. Treasuries securing long-term debt	$—	$43,387	$—	$—	$—
Property and equipment, net	248,068	104,494	73,995	75,560	46,147
Total assets	266,575	162,638	135,936	110,026	50,315
Long-term debt-affiliate	—	—	104,333	89,957	42,196
Long-term debt	90,887	43,387	—	—	—
Total liabilities	104,043	48,131	109,243	94,888	44,446
Partners’ Capital / Owner’s equity	162,532	114,507	26,693	15,138	5,869
Cash Flow Data:
Net cash flow provided by (used in):
Operating activities	$30,342	$21,595	$16,508	$12,819	$10,609
Investing activities	(48,976)	(95,718)	(28,010)	(58,101)	(7,017)
Financing activities	19,919	81,740	10,764	45,897	(3,773)
Distributions paid	(28,723)	—	—	—	—
Distributions paid per unit	$1.84	—	—	—	—
Other Data:
Coal:
Royalty coal tons produced by lessees (in thousands)	14,281	15,306	12,536	8,603	5,278
Average gross coal royalty per ton	$2.20	$2.11	$1.94	$2.07	$2.04
Timber:
Timber sales (Mbf)	8,345	8,741	8,545	9,020	7,981
Average timber sales price per Mbf	$187	$168	$257	$206	$198

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

The Peabody alliance accomplishes several strategic goals. It provides geographic diversity by exposing us to new markets in the western United States and in northern Appalachia. The inclusion of Peabody as a significant lessee adds additional strength and stability to our lessee group. In addition, Peabody is incentivized to source additional assets to the Partnership in the future. This incentive is derived not only from Peabody’s ownership of approximately 15% of our common units, but also from the issuance by our general partner to Peabody of a non-voting special membership interest in our general partner. The special membership interest entitles Peabody to increased percentages, starting at zero and increasing up to 40%, of any payments made by the Partnership to our general partner with respect to our general partner’s incentive distribution rights if we purchase additional assets from Peabody the future. See “Item 1. Business—Incentive Distribution Rights.”

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

Depletion. Coal properties are depleted on an area-by-area basis at a rate based on the cost of the mineral properties and the number of tons of estimated proven and probable coal reserves contained therein. In 2001, we estimated proven and probable coal reserves with the assistance of third-party mining consultants and involved the use of estimation techniques and recoverability assumptions. Subsequent to 2001, proven and probable reserves have been estimated internally by our geologist. Our estimates of coal reserves are updated periodically and may result in adjustments to coal reserves and depletion rates that are recognized prospectively. As a result of the independent reserve audit conducted in 2001 in connection with our IPO, we recorded a downward revision of our coal reserves, resulting from differences in general reserve criteria utilized by our independent engineer and the site or operator specific criteria utilized by us. Consequently, we increased our depletion rates on a prospective basis.

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

Coal Services. Coal services revenues are recognized when lessees use the Partnership’s facilities for the processing and transportation of coal. Coal services revenues consist of fees collected for the use of the Partnership’s loadout facility, coal preparation plants and dock loading facility. Coal services revenues are accrued on a monthly basis, based on our best estimates of our lessees’ use of our facilities.

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

	Year Ended December 31,		Percentage Change
	2001	2000
	(in thousands except prices)
Financial Highlights:

Revenues:
Coal royalties	$32,365	$24,308	33%
Coal services	1,660	1,385	20%
Timber	1,732	2,388	(27)%
Minimum rentals	941	819	15%
Other	815	1,289	(37)%

Total revenues	37,513	30,189	24%

Operating Expenses:
Operating	3,196	3,480	10%
General and administrative	5,459	4,847	13%
Depreciation and depletion	3,084	2,047	51%

Total operating expenses	12,355	10,374	19%

Income from operations	$25,158	$19,815	27%

Operating Statistics:

Coal:
Royalty coal tons produced by lessees (tons in thousands)	15,306	12,536	22%
Average gross royalties per ton	$2.11	$1.94	8%
Timber:
Timber sales (Mbf)	8,741	8,545	2%
Average timber sales price per Mbf	$168	$257	(34)%

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

Part of our strategy is to make acquisitions which increase distributable cash flow to our unitholders. Our ability to make these acquisitions in the future will depend in part on the availability of debt financing and on our ability to periodically use equity financing through the issuance of new units. Following the Peabody Acquisition, our ability to incur additional debt is restricted due to limitations in our debt instruments. This limitation may have the effect of necessitating the issuance of new units, as opposed to using debt, to make acquisitions in the future.

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

Acquisitions of coal reserves in 2002 included the Peabody Acquisition, which was funded with a combination of credit facility borrowings, issuance of common units and proceeds from the sale of U.S. Treasury notes, and the Upshur Acquisition, which was funded with the proceeds from the sale of U.S. Treasury notes. Coal reserves acquired in 2001 relate to the Fork Creek acquisition on our Coal River Property, which was funded with borrowings from an affiliate. See “Item 7. Management’s Discussion and of Financial Condition and Results of Operations—Acquisitions” for more information on these acquisitions.

Coal services additions included the purchase of infrastructure at our Fork Creek property for $5.1 million in cash, which was funded with the proceeds from the sale of U.S. Treasury notes, plus the assumption of approximately $3.0 million of certain liabilities. See “Item 7. Management’s Discussion and of Financial Condition and Results of Operations—Acquisitions” for more information. Also, coal services additions include capital expenditures related to certain fee-based coal preparation and transportation facilities we provide to some of our lessees to enhance their production levels and to generate additional coal services revenues.

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

Contractual Obligations

The Partnership’s contractual cash obligations as of December 31, 2002 are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	Thereafter
Revolving credit facility	$47,500	$—	$47,500	$—	$—
Term loan secured by U.S. Treasury notes	43,387	—	43,387	—	—
Rental commitments(1)	1,850	370	740	—	740

Total contractual cash obligations(2)	$92,737	$370	$91,627	$740	$—

(1)	The Partnership’s rental commitments primarily relate to reserve-based properties which are, or are intended to be, subleased by the Partnership to third parties. The obligation expires when the property has been mined to exhaustion or the lease has been canceled. The timing of mining by third party operators is difficult to estimate due to numerous factors. See “Item 1. Business—Risk Factors.” We believe the obligation after five years cannot be reasonably estimated; however, based on current knowledge, we believe the Partnership will incur approximately $0.4 million in rental commitments in perpetuity until the reserves have been exhausted.
(2)	The total contractual cash obligations do not include general partner reimbursement. The general partner of the Partnership is entitled to receive reimbursement of direct and indirect expenses incurred on our behalf until the Partnership has been dissolved.

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

With respect to our unleased and inactive properties, we have some reclamation bonding requirements. In conjunction with the November 2002 purchase of equipment (see Note 3 of consolidated and combined financial statements), we assumed reclamation and mitigation liabilities of approximately $3.0 million. We are currently pursuing a potential lessee for this property and, as is customary in our operations, we intend to assign all reclamation liabilities to such lessee. As of December 31, 2002 and 2001, the Partnership’s environmental liabilities totaled $4.6 million and $0, respectively. Our environmental liability as of December 31, 2002 is not covered by our indemnification agreement with Penn Virginia.

Recent Accounting Pronouncements

Effective January 1, 2002 we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. There was no effect on the Partnership’s financial position, results of operations or liquidity upon the adoption of the new Standard in the first quarter of 2002.

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

Forward-Looking Statements

Statements included in this report which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto) are forward-looking statements. In addition, Penn Virginia Resource Partners, L.P. and its representatives may from time to time make other oral or written statements which are also forward-looking statements.

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

PENN VIRGINIA RESOURCE PARTNERS, L.P.

	By:	PENN VIRGINIA RESOURCE GP, LLC

June 2 , 2003	By:	/s/ Frank A. Pici
(Frank A. Pici, Vice President and Chief Financial Officer)

June 2 , 2003	By:	/s/ Forrest W. McNair
(Forrest W. McNair, Vice President and Controller)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ A. James Dearlove	Chairman of the Board and Chief Executive Officer	June 2, 2003
(A. James Dearlove)

/s/ Edward B. Cloues, II	Director	June 2, 2003
(Edward B. Cloues, II)

/s/ John P. DesBarres	Director	June 2, 2003
(John P. DesBarres)

/s/ Keith D. Horton	President, Chief Operating Officer and Director	June 2, 2003
(Keith D. Horton)

/s/ Keith B. Jarrett	Director	June 2, 2003
(Keith B. Jarrett)

/s/ James R. Montague	Director	June 2, 2003
(James R. Montague)

/s/ Frank A. Pici	Vice President, Chief Financial Officer and Director	June 2, 2003
(Frank A. Pici)

/s/ Nancy M. Snyder	Vice President, General Counsel and Director	June 2, 2003
(Nancy M. Snyder)

/s/ Richard M. Whiting	Director	June 2, 2003
(Richard M. Whiting)

CERTIFICATIONS

I, A. James Dearlove, Chief Executive Officer of Penn Virginia Resource GP, LLC, general partner of Penn Virginia Resource Partners, L.P. (the “Registrant”), certify that:

1.	I have reviewed this annual report on Form 10-K/A of the Registrant;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors:

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 2, 2003

/s/ A. James Dearlove
A. James Dearlove
Chief Executive Officer

I, Frank A. Pici, Vice President and Chief Financial Officer of Penn Virginia Resource GP, LLC, general partner of Penn Virginia Resource Partners, L.P. (the “Registrant”), certify that:

1.	I have reviewed this annual report on Form 10-K/A of the Registrant;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors:

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 2, 2003

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

A. James Dearlove President and Chief Executive Officer	Frank A. Pici Vice President and Chief Financial Officer

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

ARTHUR ANDERSEN LLP

Houston, Texas

February 18, 2002

PENN VIRGINIA RESOURCE PARTNERS, L.P.

CONSOLIDATED AND COMBINED STATEMENTS OF INCOME

(in thousands, except per unit amounts)

	For the Year Ended December 31, 2002	From Commencement of Operations (October 31, 2001) through December 31, 2001	For the Period from January 1, 2001 through October 30, 2001	For the Year Ended December 31, 2000
	(Partnership)	(Partnership)	(Predecessor)	(Predecessor)
Revenues:
Coal royalties	$31,358	$5,394	$26,971	$24,308
Coal services	1,704	198	1,462	1,385
Timber	1,640	323	1,409	2,388
Minimum rentals	2,840	—	941	819
Other	1,066	21	794	1,289

Total revenues	38,608	5,936	31,577	30,189

Operating expenses:
Operating	2,912	650	2,546	2,817
Taxes other than income	895	94	522	663
General and administrative	6,419	926	4,533	4,847
Depreciation, depletion and amortization	3,955	648	2,436	2,047

Total operating expenses	14,181	2,318	10,037	10,374

Operating income	24,427	3,618	21,540	19,815
Other income (expense):
Interest expense	(1,758)	(269)	—	—
Interest expense—affiliate	—	—	(7,003)	(7,670)
Interest income	2,017	328	1,060	1,344
Interest income—affiliate	—	—	3,516	3,341
Other income	—	—	—	12

Income before taxes	24,686	3,677	19,113	16,842
Income tax expense	—	—	6,691	5,287

Net income	$24,686	$3,677	$12,422	$11,555

General partner’s interest in net income for the periods subsequent to October 30, 2001	$494	$73
Limited partners’ interest in net income for the periods subsequent to October 30, 2001	$24,192	$3,604
Basic and diluted net income per limited partner unit:
Common	$1.57	$0.24

Subordinated	$1.57	$0.24

Weighted average number of units outstanding, basic and diluted:
Common	7,737	7,650

Subordinated	7,650	7,650

See accompanying notes to consolidated and combined financial statements.

PENN VIRGINIA RESOURCE PARTNERS, L.P.

CONSOLIDATED AND COMBINED BALANCE SHEETS

(in thousands)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$9,620	$8,335
Accounts receivable	4,414	1,607
Current portion of long-term note receivable	527	483
Other current assets	11	84

Total current assets	14,572	10,509
Property and equipment	263,321	115,965
Less: Accumulated depreciation, depletion and amortization	15,253	11,471

Net property and equipment	248,068	104,494
Debt issuance costs	443	727
Restricted U.S. Treasury notes	—	43,387
Long-term note receivable, net of current portion	1,274	1,757
Long-term prepaid minimums	2,218	1,764

Total assets	$266,575	$162,638

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities:
Accounts payable	$1,907	$80
Accrued liabilities	1,454	990
Deferred income	2,829	1,240

Total current liabilities	6,190	2,310
Deferred income	2,488	2,418
Other liabilities	4,478	16
Long-term debt secured by U.S. Treasury notes	—	43,387
Long-term debt	90,887	—
Commitments and contingencies (Note 12)
Partners’ Capital:
Common units (9,172,205 units in 2002 and 7,649,880 units in 2001)	154,037	124,599
Common units—Class B (947,133 units in 2002)	19,610	—
Subordinated units (7,649,880 units in 2002 and 2001)	(11,780)	(9,696)
General partner interest	665	(396)

Total partners’ capital	162,532	114,507

Total liabilities and capital	$266,575	$162,638

See accompanying notes to consolidated and combined financial statements.

PENN VIRGINIA RESOURCE PARTNERS, L.P.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31, 2002	From Commencement of Operations (October 31, 2001) through December 31, 2001	For the period from January 1, 2001 through October 30, 2001	For the Year Ended December 31, 2000
	(Partnership)	(Partnership)	(Predecessor)	(Predecessor)
Cash flows from operating activities:
Net income	$24,686	$3,677	$12,422	$11,555
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	3,955	648	2,436	2,047
Gain on sale of property and equipment	(9)	—	(31)	(897)
Deferred income taxes	—	—	—	(69)
Noncash interest expense	319	52	2,535	3,723
Changes in operating assets and liabilities:
Accounts receivable	(460)	196	(1,067)	161
Accounts payable	516	48	(70)	(128)
Accrued liabilities	693	574	(269)	219
Other assets and liabilities	642	263	181	(103)

Net cash provided by operating activities	30,342	5,458	16,137	16,508

Cash flows from investing activities:
Payment received on long-term notes	439	110	329	400
Advances to affiliate	—	—	(19,218)	(28,825)
Proceeds from (purchase of) restricted U.S. Treasury notes	43,387	—	(43,387)	—
Proceeds from the sale of property and equipment	15	—	117	900
Acquisition of coal reserves	(86,767)	—	(32,994)	—
Coal services capital projects and acquisitions	(5,981)	(186)	(422)	(359)
Other property and equipment expenditures	(69)	(18)	(49)	(126)

Net cash used in investing activities	(48,976)	(94)	(95,624)	(28,010)

Cash flows from financing activities:
Payments for debt issuance costs	—	—	(779)	—
Proceeds from (repayments of) of line of credit	—	—	(111)	111
Proceeds from initial public offering, net	—	—	142,373	—
Proceeds from long-term debt	47,500	—	43,387	—
Purchase of common units from affiliate	—	—	(19,042)	—
Repayments of borrowings—affiliate	—	—	(122,845)	—
Proceeds from borrowings—affiliate	—	—	38,757	10,653
Contributions from general partner	1,142	—	—	—
Distributions	(28,723)	—	—	—

	For the Year Ended December 31, 2002	From Commencement of Operations (October 31, 2001) through December 31, 2001	For the period from January 1, 2001 through October 30, 2001	For the Year Ended December 31, 2000
	(Partnership)	(Partnership)	(Predecessor)	(Predecessor)
Net cash provided by financing activities	19,919	—	81,740	10,764

Net increase (decrease) in cash	1,285	5,364	2,253	(738)
Cash-beginning of period	8,335	2,971	718	1,456

Cash-end of period	$9,620	$8,335	$2,971	$718
Supplemental disclosures:
Cash paid during the period for:
Interest	$1,694	$109	$7,063	$7,670
Income taxes	—	—	5,656	5,356
Noncash investing and financing activities:
Issuance of partners’ capital for acquisitions	$50,920	$—	$—	$—
Working capital and assumed liabilities for acquisitions, net	3,798	—	—	—
Increase in long-term debt—affiliate	—	—	2,535	3,723
Contribution from affiliate	—	—	4,691	—
Cancellation of long-term receivable—affiliate	—	—	75,349	—

See accompanying notes to consolidated and combined financial statements.

PENN VIRGINIA RESOURCE PARTNERS, L.P.

CONSOLIDATED AND COMBINED STATEMENT OF

PARTNERS’ CAPITAL AND OWNER’S EQUITY

(in thousands, except unit data)

	Common Units		Class B Common Units		Subordinated Units
	Units	Amount	Units	Amount	Units	Amount	General Partner	Owner’s Equity	Total
Balance at December 31, 1999	—	$—	—	$—	—	$—	$—	$15,138	$15,138
Net income	—	—	—	—	—	—	—	11,555	11,555
Balance at December 31, 2000	—	—	—	—	—	—	—	26,693	26,693
Net income for the period from January 1, 2001 to October 30, 2001	—	—	—	—	—	—	—	12,422	12,422

Book value of net assets contributed by parent	1,149,880	4,928	—	—	7,649,880	32,837	1,350	(39,115)	—
Issuance of units to the public, net of offering and other costs	6,500,000	123,331	—	—	—	—	—	—	123,331
Sale of underwriter overallotment	975,000	19,042	—	—	—	—	—	—	19,042
Purchase of common units from Parent to execute underwriter overallotment	(975,000)	(19,042)	—	—	—	—	—	—	(19,042)
Forgiveness and elimination of intercompany accounts with parent	—	(5,462)	—	—	—	(44,335)	(1,819)	—	(51,616)
Net income for the period from October 31, 2001 through December 31, 2001	—	1,802	—	—	—	1,802	73	—	3,677

Balance at December 31, 2001	7,649,880	124,599	—	—	7,649,880	(9,696)	(396)	—	114,507
Capital contributions	—	—	—	—	—	—	1,142	—	1,142
Issuance of common units	1,522,325	31,390	947,133	19,530	—	—	—	—	50,920
2002 net income allocation	—	12,118	—	80	—	11,994	494	—	24,686
2002 distributions	—	(14,074)	—	—	—	(14,074)	(575)	—	(28,723)

Balance at December 31, 2002	9,172,205	$154,033	947,133	$19,610	7,649,880	$(11,776)	$665	$—	$162,532

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

Environmental Liabilities

Included in “Other liabilities” are accruals for environmental liabilities that were either assumed in connection with certain acquisitions or recorded in operating expenses when it is probable that a liability has been incurred and the amount of that liability can be reasonably estimated.

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

New Accounting Standards

Effective January 1, 2002 we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. There was no effect on the Partnership’s financial position, results of operations or liquidity upon the adoption of the new Standard in the first quarter of 2002.

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

The note receivable matures as follows:

	December 31,
	2002	2001
	(in thousands)
Current	$527	$483
Due after one year through five years	1,274	1,757

	$1,801	$2,240

5. Property and Equipment

Property and equipment includes:

	December 31,
	2002	2001
	(in thousands)
Coal properties	$244,702	$106,270
Coal services equipment	15,368	6,353
Land	1,791	1,773
Timber	188	188
Other equipment	1,272	1,381

	263,321	115,965
Less: Accumulated depreciation, depletion and amortization	15,253	11,471

Net property and equipment	$248,068	$104,494

6. Accrued Liabilities

Accrued liabilities include:

	December 31,
	2002	2001
	(in thousands)
General partner reimbursement	$—	$250
Accrued taxes	703	539
Accrued interest	164	100
Accrued royalty expense	141	—
Other	446	101

Total accrued liabilities	$1,454	$990

7. Long-Term Debt

Long-term debt includes:

	December 31,
	2002	2001
	(in thousands)
Revolving credit facility—variable rate of 3.2% at December 31, 2002	$47,500	$—
Term loan—variable rates of 1.9%—2.7% at December 31, 2002	43,387	43,387

	90,887	43,387
Less: current maturities	—	—

Net long-term debt	$90,887	$43,387

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

Accounts payable and accrued liabilities—affiliate

The Partnership’s accounts payable and accrued liabilities to affiliates totaled $1.7 million as of December 31, 2002, which consists primarily of amounts due to the general partner for expenses incurred relating to the December 2002 Peabody acquisition. The Partnership’s accounts payable and accrued liabilities to affiliates totaled $0.2 million as of December 31, 2001.

Interest expense—affiliate

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

Interest income—affiliate

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

With respect to its unleased and inactive properties, the Partnership has some reclamation bonding requirements. In conjunction with the November 2002 purchase of equipment (see Note 3), the Partnership assumed reclamation and mitigation liabilities of approximately $3.0 million. The Partnership is currently pursuing a potential lessee for this property and, as is customary in our operations, we intend to assign all reclamation liabilities to such lessee. As of December 31, 2002 and 2001, the Partnership’s environmental liabilities totaled $4.6 million and zero, respectively. Our environmental liability as of December 31, 2002 is not covered by our indemnification agreement with Penn Virginia.

Mine Health and Safety Laws

There are numerous mine health and safety laws and regulations applicable to the coal mining industry. However, since we do not operate any mines and do not employ any coal miners, we are not subject to such laws and regulations. Accordingly, we have not accrued any liabilities relating thereto.

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

Timber

The Partnership’s timber segment is engaged in the selling of standing timber on the Partnership’s properties.

The following is a summary of certain financial information relating to the Partnership’s segments:

	Coal Royalty	Coal Services	Timber	Total
	(in thousands)
For the year ended December 31, 2002
Revenues	$34,820	$2,148	$1,640	$38,608
Operating expenses	8,491	1,129	606	10,226
Depreciation and depletion	3,266	681	8	3,955

Operating income	$23,063	$338	$1,026	$24,427

Interest expense				(1,758)
Interest income				2,017

Income before taxes				$24,686

Total assets	$252,089	$14,306	$180	$266,575
Capital expenditures(a)	138,520	9,015	—	147,535

For the year ended December 31, 2001
Revenues	$34,121	$1,660	$1,732	$37,513
Operating expenses	7,683	911	677	9,271
Depreciation and depletion	2,631	445	8	3,084

Operating income	$23,807	$304	$1,047	$25,158

	Coal Royalty	Coal Services	Timber	Total
	(in thousands)
Interest expense				(7,272)
Interest income				4,904

Income before taxes				$22,790

Total assets	$156,872	$5,586	$180	$162,638
Capital expenditures	33,061	608	—	33,669

For the year ended December 31, 2000
Revenues	$26,416	$1,385	$2,388	$30,189
Operating expenses	6,913	691	723	8,327
Depreciation and depletion	1,741	297	9	2,047

Operating income	$17,762	$397	$1,656	$19,815

Interest expense				(7,670)
Interest income				4,685
Other income				12

Income before taxes				$16,842

Total assets	$129,862	$5,886	$188	$135,936
Capital expenditures	126	359	—	485

(a)	Capital expenditures for the year ended December 31, 2002 include noncash capital additions of $51.7 million for the coal royalty segment and $3.0 million for the coal services segment.

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

15. Quarterly Financial Information (Unaudited)

Summarized Quarterly Financial Data:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except share data)
2002
Operating revenues	$10,755	$7,791	$10,404	$9,658
Operating income	7,267	4,879	7,039	5,242
Net income	$7,432	$4,994	$7,078	$5,182
Basic and diluted net income per limited partner unit:
Common	$0.48	$0.32	$0.45	$0.32
Subordinated	$0.48	$0.32	$0.45	$0.32
Weighted average number of units outstanding, basic and diluted:
Common	7,650	7,650	7,650	7,997
Subordinated	7,650	7,650	7,650	7,650

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except share data)
2001
Operating revenues(a)	$9,547	$8,897	$9,974	$9,095
Operating income(a)	6,739	6,257	6,944	5,218

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except share data)
Net income(a)	$4,025	$3,657	$3,939	$4,478
Basic and diluted net income per limited partner unit(a):
Common				$0.24
Subordinated				$0.24
Weighted average number of units outstanding, basic and diluted(a):
Common				7,650
Subordinated				7,650

(a)	On October 30, 2001, the Partnership completed its initial public offering whereby the Partnership became the successor to the business of the Penn Virginia Coal Business (predecessor). For the purposes of this summarized quarterly financial data, the Partnership refers to the Penn Virginia Coal Business for the periods prior to October 30, 2001 and to Penn Virginia Resource Partners, L.P. for the periods subsequent to October 30, 2001. The financial data presents the results of operations and financial position of the Partnership as if it had existed as a single entity, separate from Penn Virginia, for the periods prior to October 30, 2001. The weighted average number of units outstanding and the related net income per limited partner unit amounts only represent the period from commencement of operations (October 31, 2001) through December 31, 2001.

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

Richard M. Whiting is a director of the general partner. Mr. Whiting has been employed by Peabody Energy Corporation, the world’s largest private sector coal company, in various capacities since 1976 and currently serves as Executive Vice President—Sales, Marketing and Trading.

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

Nancy M. Snyder has served as Vice President, General Counsel and a director of the general partner since October 2001. She has also served in various capacities with Penn Virginia Corporation since 1997, including as Senior Vice President since February 2003, as Vice President since December 2000 and as General Counsel and Corporate Secretary since 1997. From 1993 to 1997, Ms. Snyder was a solo practitioner representing clients generally in connection with mergers and acquisitions and general corporate matters. From 1990 to 1993, Ms. Snyder served as general counsel to Nan Duskin, Inc. and its affiliated companies, which were in the businesses of women’s retail fashion and real estate. From 1983 to 1989, Ms. Snyder was an associate at the law firm of Duane Morris, where she practiced securities, banking and general corporate law.

Frank A. Pici has served as Vice President and Chief Financial Officer of the general partner since October 2001 and as a director since October 2002. He has also served as Executive Vice President and Chief Financial Officer of Penn Virginia Corporation since September 2001. From 1996 to 2001 Mr. Pici served as Vice President—Finance and Chief Financial Officer of Mariner Energy, Inc. (“Mariner”), a Houston, Texas-based oil and gas exploration and production company,. Mr. Pici worked in various positions at Cabot Oil & Gas Company including as Corporate Controller from 1994 to 1996, Director, Internal Audit from 1992 to 1994, and Region Accounting Manager from 1989 to 1992.

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

Item 11. Executive Compensation

Summary Compensation Table

The officers of the general partner manage and operate our business. We do not directly employ any of the persons responsible for managing or operating our business, but instead reimburse the general partner for the services of such persons. The following table sets forth the compensation paid by the general partner during 2002 and 2001 for services rendered in all capacities to its Chief Executive Officer and the three other executive officers whose compensation exceeded $100,000 in 2002.

Summary Compensation Table

			Annual Compensation						Long-Term Compensation
Name and Principal Position	Year		Salary ($)		Bonus ($)		Other Annual Compensation ($)		All Other Compensation ($)
A. James Dearlove Chief Executive Officer	2002 2001	(4)	155,000 22,692	(1) (1)	62,500 10,417	(1) (1)	138,900 —	(2)	774 —	(3)

Keith D. Horton President and Chief Operating Officer	2002 2001	(4)	202,500 27,693	(1) (1)	27,000 15,003	(1) (1)	196,775 —	(2)	486 —	(3)

Frank A. Pici Vice President and Chief Financial Officer	2002 2001	(4)	107,500 26,876	(1) (1)	30,000 15,000	(1) (1)	81,025 —	(2)	263 —	(3)

Nancy M. Snyder Vice President and General Counsel	2002 2001	(4)	87,500 11,923	(1) (1)	40,000 5,417	(1) (1)	81,025 —	(2)	264 —	(3)

(1)	Messrs. Dearlove, Horton and Pici and Ms. Snyder devote approximately 50%, 90%, 50% and 50% of their professional time, respectively, to the business and affairs of the Partnership. They devote the balance of their professional time to the business and affairs of Penn Virginia Corporation, which is the indirect sole member of the general partner.
(2)	These amounts reflect the value on the date of grant of restricted units granted under the general partner’s Long Term Incentive Plan. Generally, these restricted units will vest 25%, 25% and 50% approximately three years, four years and five years, respectively, after the date on which they were granted if the Partnership has made all minimum quarterly distributions payable to unitholders as required under its partnership agreement prior to the time of such vesting. Messrs. Dearlove, Horton and Pici and Ms. Snyder received $9,000, $12,750, $5,250 and $5,250, respectively, of distributions paid with respect to the restricted units in 2002. Restricted units may not be transferred, and are subject to forfeiture upon termination of employment, until such time as the restricted units vest.
(3)	Reflects reimbursements for life insurance premiums.
(4)	The Partnership commenced operations upon completion of its public offering on October 30, 2001. Accordingly, these amounts reflect compensation paid by the general partner, and reimbursed by us, during the period commencing October 30, 2001 and ending December 31, 2001.

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

Name of Beneficial Owner	Common Units		Percentage of Common Units(1)	Subordinated Units	Percentage of Subordinated Units(1)	Percentage of Total Units
Penn Virginia Resource LP Corp.(2)	144,848		1.4%	7,135,043	93.3%	40.3%
Kanawha Rail Corp(2)	10,469		—	514,837	6.7%	2.9%
Peabody Natural Resources Company	2,763,158	(3)	26.5%	—	—	15.3%
A. James Dearlove	12,900	(4)	—	—	—	—
Edward B. Cloues, II	5,000	(5)	—	—	—	—
John P. DesBarres	16,000	(5)	—	—	—	—
James R. Montague	6,500	(5)	—	—	—	—
Keith B. Jarrett	11,000	(5)	—	—	—	—
Richard M. Whiting	—		—	—	—	—
Keith D. Horton	13,500	(6)	—	—	—	—
Frank A. Pici	6,000	(7)	—	—	—	—
Nancy M. Snyder	7,000	(8)	—	—	—	—
Forrest W. McNair	2,500		—	—	—	—
All directors and executive officers as a group (10 persons)	80,400		—	—	—	—

(1)	Based on 10,422,038 common units and class B common units issued and outstanding on February 28, 2003 and 7,649,880 subordinated units issued and outstanding on February 28, 2003. Unless otherwise indicated, beneficial ownership is less than 1% of the Partnership’s common units and/or subordinated units.
(2)	Penn Virginia Corporation is the ultimate parent of Penn Virginia Resource LP Corp. and Kanawha Rail Corp. As such, Penn Virginia Corporation may be deemed to beneficially own the common units and subordinated units held by Penn Virginia Resource LP Corp. and Kanawha Rail Corp. which, together, constitute 1.5% percent of the Partnership’s common units, and 100% of the Partnership’s subordinated units.
(3)	Includes 1,240,833 class B common units, of which 293,700 class B common units were held in escrow.
(4)	Includes 7,500 Restricted Units
(5)	Includes 4,000 restricted units which are currently subject to a restriction against transfer and to forfeiture upon termination of service for any reason other than death (“Restricted Units”). Such restrictions lapse at the same time and in the same proportion as our outstanding subordinated units are converted to common units during the Subordination Period (as defined in the Partnership’s Third Amended and Restated Agreement of Limited Partnership). See “Long Term Incentive Plan—Restricted Units.”
(6)	Includes 10,000 Restricted Units.
(7)	Includes 4,500 Restricted Units.
(8)	Includes 4,500 Restricted Units.

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

Item 14. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Within the 90 day period prior to the filing date of this Annual Report on Form 10-K, the Partnership, under the supervision, and with the participation, of its management, including its principal executive officer and principal financial officer, performed an evaluation of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Securities and Exchange Act Rule 13a-14(c)). Based on that evaluation, the Partnership’s principal executive officer and principal financial officer concluded that such disclosure controls and procedures are effective to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is accumulated and communicated to the Partnership’s management and made known to the principal executive officer and principal financial officer, particularly during the period for which this periodic report was being prepared.

Changes in Internal Controls

No significant changes were made in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described in Item 14(a).

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following documents are filed as exhibits to this Report on Form 10-K/A.

(a	)			Financial Statements

		1.		Financial Statements—The financial statements filed herewith are listed in the Index to Financial Statements on page 41 of this report.

		2.		All schedules are omitted because they are not required, inapplicable or the information is included in the consolidated financial statements or the notes thereto.

		3.		Exhibits

		(3.1)	†	Certificate of Limited Partnership of Penn Virginia Resource Partners, L.P.

		(3.2)	†††††	First Amended and Restated Agreement of Limited Partnership of Penn Virginia Resource Partners, L.P.

		(3.3)	†††††	Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of Penn Virginia Resource Partners, L.P.

		(3.4)	†††	Certificate of Formation of Penn Virginia Operating Co., LLC

		(3.5)	††††	Form of Amended and Restated Limited Liability Company Agreement of Penn Virginia Operating Co., LLC

		(3.6)	††	Certificate of Formation of Penn Virginia Resource GP, LLC

		(3.7)	†††††	Third Amended and Restated Limited Liability Company Agreement of Penn Virginia Resource GP, LLC

		(10.1)	†††	Credit Agreement dated October 30, 2001 among Penn Virginia Operating Co., LLC, PNC Bank National Association as agent and the other financial institutions party thereto.

		(10.2)	†††

Contribution and Conveyance Agreement, dated as of September 13, 2001 among Penn Virginia Operating Co., LLC, Penn Virginia Holding Corp., Penn Virginia Resource Holdings Corp., Penn Virginia Resource LP Corp., Penn Virginia Resource GP Corp. and the other parties named therein.

		(10.3)	†††

Contribution, Conveyance and Assumption Agreement, dated September 14, 2001, among Penn Virginia Resource GP, LLC, Penn Virginia Resource Partners, L.P., Penn Virginia Operating Co., LLC and the other parties named therein

		(10.4)	†††††	Penn Virginia Resource GP, LLC Long-Term Incentive Plan

		(10.5)	†††	Penn Virginia Resource GP, LLC Short-Term Incentive Plan

		(10.6)	††††	Omnibus Agreement dated October 30, 2001 among the Partnership, Penn Virginia Corporation, Penn Virginia Resource GP, LLC and Penn Virginia Operating Co., LLC (“Omnibus Agreement”)

		(10.7)	†††††	Amendment to Omnibus Agreement Dated December 19, 2002

		(10.8)	†††††	Coal Mining Lease dated December 19, 2002 between Suncrest Resources LLC and Sterling Smokeless Coal Company

		(10.9)	†††††	Coal Mining Lease and Sublease dated December 19, 2002 between Fieldcrest Resources LLC and Gallo Finance Company

		(10.10)	†††

Closing Contribution, Conveyance and Assumption Agreement dated October 30, 2001 among Penn Virginia Operating Co., LLC, Penn Virginia Corporation, Penn Virginia Resource Partners, L.P. Penn Virginia Resource GP, LLC, Penn Virginia Resource L.P. Corp., Wise LLC, Loadout LLC, PVR Concord LLC, PVR Lexington LLC, PVR Savannah LLC, Kanawha Rail Corp.

		(10.11)	†††††

Purchase and Sale Agreement by and among Peabody Energy Corporation, Eastern Associated Coal Corp., Peabody Natural Resources Company and Penn Virginia Resource Partners, L.P. (incorporated by reference to Registrant’s Report on Form 8-K filed on December 19, 2002.

		(21.1)	†††††	List of Subsidiaries of Penn Virginia GP, LLC

		(23.1)		Consent of KPMG LLP

		(99.1)		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

(99.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

†	Previously filed with Form S-1 filed on July 19, 2001.

†	Previously filed with Amendment No. 1 to Form S-1 filed on September 7, 2001.

††	Previously filed with Amendment No. 2 to form S-1 filed October 4, 2001.

†††	Previously filed with Amendment No. 3 to Form S-1 filed October 16, 2001.

†††††	Previously filed with Form 10-K filed on March 11, 2003.

(b)	Reports on Form 8-K

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