Form 10-Q
period 2003-06-30
PENN VIRGINIA RESOURCE PARTNERS L P
filed 2003-08-08
CIK 1144945

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2003

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	Yes	X	No

Indicate by a check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
	Yes	X	No

As of July 31, 2003, 10,424,738 common units and 7,649,880 subordinated units were outstanding.

PENN VIRGINIA RESOURCE PARTNERS, L.P.
INDEX

Financial Information

Item 1. Financial Statements

PENN VIRGINIA RESOURCE PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME - Unaudited
(in thousands, except per unit data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2003	2002	2003	2002
Revenues:
Coal Royalties	$ 12,247	$ 6,693	$ 23,698	$ 15,184
Coal Services	546	466	1,039	877
Timber	193	499	749	1,081
Minimum rentals	210	30	815	900
Other	85	103	221	504
Total revenues	13,281	7,791	26,522	18,546

Operating expenses:
Operating	895	446	1,735	1,331
Taxes other than income	293	261	589	422
General and administrative	1,727	1,537	3,538	3,084
Depreciation, depletion and amortization	4,150	668	8,368	1,563
Total operating expenses	7,065	2,912	14,230	6,400

Operating income	6,216	4,879	12,292	12,146

Other income (expense):
Interest expense	(1,371)	(401)	(2,156)	(784)
Interest income	314	516	644	1,064
Income before cumulative effect of change in accounting principle	5,159	4,994	10,780	12,426
Cumulative effect of change in accounting principle	-	-	(107)	-
Net Income	$ 5,159	$ 4,994	$ 10,673	$ 12,426

General partner's interest in net income	$ 103	$ 100	$ 213	$ 249
Limited partner's interest in net income	$ 5,056	$ 4,894	$ 10,460	$ 12,177

Basic and diluted net income per limited partner unit, common and subordinated:
Income before cumulative effect of change in accounting principle	$ 0.28	$ 0.32	$ 0.60	$ 0.80
Cumulative effect of change in accounting principle	-	-	(0.01)	-
Net income per limited partner unit	$ 0.28	$ 0.32	$ 0.59	$ 0.80

Weighted average number of units outstanding:
Common	10,292	7,650	10,210	7,650
Subordinated	7,650	7,650	7,650	7,650

The accompanying notes are an integral part of these consolidated financial statements.

PENN VIRGINIA RESOURCE PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
ASSETS	2003	2002
Current assets	(unaudited)
Cash and cash equivalents	$ 10,726	$ 9,620
Accounts receivable	5,367	4,414
Other	648	538
Total current assets	16,741	14,572

Property and Equipment	266,024	263,321
Less: Accumulated depreciation and depletion	23,626	15,253
Total property and equipment	242,398	248,068

Debt issuance costs	1,559	443
Prepaid minimums	2,296	2,218
Other	1,313	1,274

Total assets	$ 264,307	$ 266,575

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable	$ 3	$ 175
Accounts payable - affiliate	429	1,732
Accrued liabilities	2,505	1,454
Deferred income	2,528	2,829
Total current liabilities	5,465	6,190

Deferred income	3,279	2,488
Other liabilities	1,836	4,478
Long-term debt	92,859	90,887

Commitments and contingencies

Partners' capital	160,868	162,532

Total liabilities and partners' capital	$ 264,307	$ 266,575

The accompanying notes are an integral part of these consolidated financial statements.

PENN VIRGINIA RESOURCE PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited
(in thousands)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2003	2002	2003	2002
Cash flow from operating activities:
Net Income	$ 5,159	$ 4,994	$ 10,673	$ 12,426
Adjustments to reconcile net income to net
Cash provided by operating activities:
Depreciation, depletion, and amortization	4,150	668	8,368	1,563
Gain on sale of property and equipment	(5)	-	(5)	-
Noncash interest expense	154	78	274	156
Cumulative effect of change in accounting principle	-	-	107	-
Changes in operating assets and liabilities	1,468	1,704	(48)	1,339
Net cash provided by operating activities	10,926	7,444	19,369	15,484

Cash flows from investing activities:
Payments received on long-term note receivable	124	109	245	219
Proceeds from sale of property and equipment	5	-	50	-
Capital expenditures	(177)	(267)	(1,446)	(781)
Net cash used in investing activities	(48)	(158)	(1,151)	(562)

Cash flows from financing activities
Payments for debt issuance costs	-	-	(1,419)	-
Repayments of borrowings	-	-	(88,387)	-
Proceeds from borrowings	-	-	90,000	-
Proceeds from issuance of units	-	-	278	-
Distributions paid	(9,576)	(7,806)	(17,584)	(13,114)
Net cash provided by (used in) financing activities	(9,576)	(7,806)	(17,112)	(13,114)

Net increase (decrease) in cash and cash equivalents	1,302	(520)	1,106	1,808
Cash and cash equivalents - beginning of period	9,424	10,663	9,620	8,335
Cash and cash equivalents - end of period	$ 10,726	$ 10,143	$ 10,726	$ 10,143

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 11	$ 416	$ 627	$ 663

Noncash investing and financing activities:
Issuance of partners' capital for acquisition	$ 4,969	$ -	$ 4,969	$ -

The accompanying notes are an integral part of these consolidated financial statements.

PENN VIRGINIA RESOURCE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited
June 30, 2003

1.   ORGANIZATION

     Penn Virginia Resource Partners, L.P. (the "Partnership"), through its wholly owned subsidiary, Penn Virginia Operating Co., LLC, enters into leases with various third-party operators which give those operators the right to mine coal reserves on the Partnership's land in exchange for royalty payments.  We do not operate any mines. Instead, we enter into long-term leases with third party coal mine operators for the right to mine coal reserves on our properties in exchange for royalty payments. Approximately two-thirds of our 2003 coal royalty revenues and all of our 2002 coal royalty revenues received from our lessees were based on the higher of a percentage of the gross sales price or a fixed price per ton of coal they sell, with pre-established minimum monthly or annual rental payments. The remainder of our coal royalty revenues were derived from fixed royalty rate leases, which escalate annually, with pre-established minimum monthly payments.  We also generate coal services revenues by providing fee-based coal preparation and transportation facilities to enhance the coal production of certain of our lessees. We also generate timber revenues by selling timber growing on our properties.

2.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated and combined financial statements include the accounts of Penn Virginia Resource Partners, L.P. and all wholly-owned subsidiaries.  The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. These statements involve the use of estimates and judgments where appropriate. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Partnership's consolidated financial statements and footnotes included in the Partnership's December 31, 2002 Annual Report on Form 10-K/A. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.  Certain reclassifications have been made to conform to the current year presentation.

3.   ACQUISITIONS

     In December 2002, we announced the formation of a strategic alliance with Peabody Energy Corporation ("Peabody"), the largest private sector coal company in the world. Central to the transaction was the purchase and subsequent leaseback of approximately 120 million tons of predominately low sulfur, low BTU coal reserves located in New Mexico (80 million tons) and predominately high sulfur, high BTU coal reserves located in northern West Virginia (40 million tons) (the "Peabody Acquisition"). The Peabody Acquisition, which included 8,800 mineral acres, was funded with $72.5 million in cash, 1,522,325 common units and 1,240,833 class B common units.  All of the class B common units were converted, in accordance with their terms, upon the approval of our common unitholders on July 29, 2003.  Of the units issued, 52,700 common units are currently being held in escrow pending Peabody acquiring and transferring to us certain of the West Virginia reserves we purchased. As a result of the escrowed common units, approximately one million tons of coal reserves were excluded from reserve totals, and 52,700 common units were excluded from units issued, in the Partnership's financial statements for the period ended June 30, 2003.

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

      The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The fair value of the liability is also added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset.  The liability is accreted at the end of each period through charges to accretion expense, which are recorded as additional depreciation, depletion and amortization.  If the obligation is settled for other than the carrying amount of the liability, we will recognize a gain or loss on settlement.

      We identified all required asset retirement obligations and determined the fair value of these obligations on the date of adoption.  The determination of fair value was based upon regional market and facility type information.  In conjunction with the initial application of SFAS No. 143, we recorded a cumulative effect of change in accounting principle of $0.1 million as a decrease to income.  In addition, we recorded an asset retirement obligation of approximately $0.4 million.  Below is a reconciliation of the beginning and ending aggregate carrying amount of our asset retirement obligations as of June 30, 2003.

Six Months
Ended June 30,
(in thousands)	2003

Balance - January 1, 2003	$ -
Initial adoption entry	435
Liabilities incurred in the current period	-
Liabilities settled in the current period	-
Accretion expense	17
Balance - June 30, 2003	$ 452

      On a pro forma basis as required by SFAS No. 143, if we had applied the provisions of the Statement as of January 1, 2000, the amount of the asset retirement obligation would have been $0.4 million as of December 31, 2002 and $0.2 million as of June 30, 2002, December 31, 2001, December 31, 2000 and January 1, 2000.  If SFAS No. 143 were applied retroactively, the impact on the consolidated statements of income for the three and six months ended June 30, 2002 would not be material.

5.  LONG-TERM DEBT

     As of June 30, 2003, we had outstanding borrowings of $92.9 million, consisting of $2.5 million borrowed against our $50.0 million revolving credit facility and $90.4 million attributable to our senior unsecured notes ($90.0 million plus $0.4 million fair value of interest rate swap).

    Revolving Credit Facility. In connection with the closing of our initial public offering in October 2001, we entered into a three-year $50.0 million revolving credit facility (the "Revolver") with a syndicate of financial institutions led by PNC Bank, National Association as its agent. The Revolver is available for general partnership purposes, including working capital, capital expenditures and acquisitions, and includes a $5.0 million sublimit that is available for working capital needs and distributions and a $5.0 million sublimit for the issuance of letters of credit.

    Indebtedness under the Revolver will bear interest, at our option, at either (i) the higher of the federal funds rate plus 0.50% or the prime rate as announced by PNC Bank, National Association or (ii) the Eurodollar rate plus an applicable margin which ranges from 1.25% to 1.75% based on our ratio of consolidated indebtedness to consolidated EBITDA (as defined in the Revolver) for the four most recently completed fiscal quarters. We will incur a commitment fee on the unused portion of the Revolver at a rate per annum ranging from 0.40% to 0.50% based upon the ratio of our consolidated indebtedness to consolidated EBITDA for the four most recently completed fiscal quarters. The Revolver matures in October 2004. At that time, it will terminate and all outstanding amounts thereunder will be due and payable. We may prepay the Revolver at any time without penalty. We are required to reduce all working capital borrowings under the working capital sublimit under the Revolver to zero for a period of at least 15 consecutive days once each calendar year.

    The Revolver prohibits us from making distributions to unitholders and distributions in excess of available cash if any potential default or event of default, as defined in the Revolver, occurs or would result from the distribution. In addition, the Revolver contains various covenants that limit, among other things, our ability to incur indebtedness, grant liens, make certain loans, acquisitions and investments, make any material change to the nature of our business, acquire another company or enter into a merger or sale of assets, including the sale or transfer of interests in our subsidiaries.

The Revolver also contains financial covenants requiring us to maintain ratios of:

-	not more than 2.50:1.00 of total debt to consolidated EBITDA; and
-	not less than 4.00:1.00 of consolidated EBITDA to interest.

     In March 2003, a $43.4 million unsecured term loan (the "Term Loan"), which was part of our credit facility, was repaid and retired, and is not available for future borrowings.  Part of the proceeds from our issuance of senior unsecured notes, as described below, was used to repay the Term Loan.  We are currently in compliance with all of the covenants in the Revolver.

     Senior Unsecured Notes.  In March 2003, we closed a private placement of $90 million of senior unsecured notes (the "Notes").  The Notes bear interest at a fixed rate of 5.77 percent and mature over a ten year period ending in March 2013, with semi-annual interest payments through March 2004 followed by semi-annual principal and interest payments beginning in September 2004.  Proceeds of the Notes after the payment of expenses related to the offering were used to repay and retire the $43.4 million Term Loan and to repay the majority of debt outstanding on our Revolver.

    The Notes prohibit us from making distributions to unitholders and distributions in excess of available cash if any potential default or event of default, as defined in the Notes, occurs or would result from the distribution. In addition, the Notes contain various covenants similar to those contained in the Revolver, with the exception of the financial covenants, which for the Notes require us to maintain ratios of:

-	not more than 3.00:1.00 of total debt to consolidated EBITDA; and
-	not less than 3.50:1.00 of consolidated EBITDA to interest.

We are in compliance with all of the covenants of the Notes.

    Concurrent with the closing of the Notes, the Partnership also entered into an interest rate derivative transaction to convert $30.0 million of the debt from a fixed interest rate to a floating interest rate as described further in "Note 6. Interest Rate Swap" below.

6.  INTEREST RATE SWAP

     In March 2003, we entered into an interest rate swap agreement with a notional amount of $30 million, to hedge a portion of the fair value of the Notes. This swap is designated as a fair value hedge and has been reflected as an increase in long-term debt of $0.4 million as of June 30, 2003. Under the terms of the interest rate swap agreement, the counterparty pays us a fixed annual rate of 5.77 percent on a total notional amount of $30 million, and we pay the counterparty a variable rate equal to the floating interest rate which will be determined semi-annually and will be based on the six month London Interbank Offering Rate plus 2.36 percent.

7.  COMMITMENTS AND CONTINGENCIES

 Legal

    The Partnership is involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, Partnership management believes these claims will not have a material effect on the Partnership's financial position, liquidity or operations.

 Environmental Compliance

     The operations of our lessees are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. The terms of the Partnership's coal property leases impose liability for all environmental and reclamation liabilities arising under those laws and regulations on the relevant lessees. The lessees are bonded and have indemnified the Partnership against any and all future environmental liabilities. The Partnership regularly visits the properties subject to its leases to generally observe the lessee's compliance with environmental laws and regulations, as well as to review mining activities. Management believes that the Partnership's lessees will be able to comply with existing regulations and does not expect any material impact on its financial condition or results of operations as a result of environmental regulations.

    The Partnership has some reclamation bonding requirements with respect to its unleased and inactive properties. In conjunction with the November 2002 purchase of equipment (see "Note 3.  Acquisitions"), the Partnership assumed reclamation and mitigation liabilities of approximately $3.0 million. The Partnership leased this property in May 2003 and has assigned all reclamation liabilities to its new lessee. Our environmental liability as of June 30, 2003 is not covered by our indemnification agreement with Penn Virginia Corporation ("Penn Virginia").

8.   NET INCOME PER UNIT

     Basic and diluted net income per unit is determined by dividing net income, after deducting the general partner's 2% interest, by the weighted average number of outstanding common units and subordinated units.   At June 30, 2003, there were no potentially dilutive units outstanding.

9.   RELATED PARTY TRANSACTION

    Penn Virginia charges the Partnership for certain corporate administrative expenses, which are allocable to its subsidiaries. When allocating general corporate expenses, consideration is given to property and equipment, payroll and general corporate overhead. Any direct costs are charged directly to the Partnership. Total corporate administrative expenses charged to the Partnership totaled $0.3 million for the three months ended June 30, 2003 and 2002 and $0.6 million and $0.7 million for the six months ended June 30, 2003 and 2002, respectively.  These costs are reflected in general and administrative expenses in the accompanying consolidated statements of income. Management believes the allocation methodologies used are reasonable.

10.   DISTRIBUTIONS

     The Partnership makes quarterly cash distributions of all of its available cash, generally defined as consolidated cash receipts less consolidated cashdisbursements and cash reserves established by the General Partner in its sole discretion.  According to the Partnership Agreement, the general partner receives incremental incentive cash distributions if cash distributions exceed certain target thresholds as follows:

		General
Quarterly cash distribution per unit:	Unitholders	Partner
Minimum quarterly distribution	98%	2%
First target - up to $0.55 per unit	98%	2%
Second target - above $0.55 per unit up to $0.65 per unit	85%	15%
Third target - above $0.65 per unit to $0.75 per unit	75%	25%
Thereafter - above $0.75 per unit	50%	50%

To date, the Partnership has not paid any incentive cash distributions to the General Partner. The following table reflects the allocation of total cash distributions paid during the six months ended June 30, 2003(in thousands):

Limited partner units	$17,214
General partner ownership interest	370
Total cash distributions	$17,584

Total cash distributions paid per unit	$ 1.02

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

Timber

     The Partnership's timber segment consists of the selling of standing timber on the Partnership's properties.

     The following is a summary of certain financial information relating to the Partnership's segments (unaudited):

	Coal	Coal
	Royalty	Services	Timber	Consolidated
	(in thousands)
For the Three Months Ended June 30, 2003:
Revenues	$ 12,542	$ 546	$ 193	$ 3,281
Operating costs and expenses	2,072	683	160	2,915
Depreciation, depletion and amortization	3,898	251	1	4,150
Operating income (loss)	6,572	(388)	32	6,216
Interest income				314
Interest expense				(1,371)
Net income				$ 5,159

Total assets	$ 250,257	$ 13,882	$ 168	$ 264,307
Capital expenditures	$ 74	$ 103	$ -	$ 177

For the Three Months Ended June 30, 2002:
Revenues	$ 6,708	$ 584	$ 499	$ 7,791
Operating costs and expenses	1,892	205	147	2,244
Depreciation, depletion and amortization	548	117	3	668
Operating income (loss)	4,268	262	349	4,879
Interest income				516
Interest expense				(401)
Net income				$ 4,994

Total assets	$ 158,391	$ 6,778	$ 175	$ 165,344
Capital expenditures	$ -	$ -	$ -	$ -
				$ -
Capital expenditures	$ 23	$ 244	$ -	$ 267

	Coal	Coal
	Royalty	Services	Timber	Consolidated
	(in thousands)
For the Six Months Ended June 30, 2003:
Revenues	$ 24,734	$ 1,039	$ 749	$ 26,522
Operating costs and expenses	4,213	1,335	314	5,862
Depreciation, depletion and amortization	7,863	501	4	8,368
Operating income (loss)	12,658	(797)	431	12,292
Interest income				644
Interest expense				(2,156)
Net income				$ 10,673

Total assets	$ 250,257	$ 13,882	$ 168	$ 264,307
Capital expenditures	$ 1,336	$ 110	$ -	$ 1,446

For the Six Months Ended June 30, 2002:
Revenues	$ 16,322	$ 1,143	$ 1,081	$ 18,546
Operating costs and expenses	4,069	442	326	4,837
Depreciation, depletion and amortization	1,323	234	6	1,563
Operating income	10,930	467	749	12,146
Interest income				1,064
Interest expense				(784)
Net income				$ 12,426

Total assets	$ 158,391	$ 6,778	$ 175	$ 165,344
Capital expenditures	$ -	$ -	$ -	$ -
				$ -
Capital expenditures	$ 129	$ 652	$ -	$ 781

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

    The accounting staff of the SEC is currently engaged in discussions regarding the application of certain provisions of SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," to companies in the mining industry, including those which, like the Partnership, do not actually conduct any mining operations. The SEC staff is considering whether the provisions of SFAS No. 141 and SFAS No. 142 require registrants to classify costs associated with coal mineral rights as intangible assets on the balance sheet, apart from other capitalized property costs, and provide specific footnote disclosures.

    Historically, we have included our owned and leased mineral interests as a component of property and equipment on our balance sheet.  It is likely that the SEC staff will determine that costs associated with leased coal mineral interests are required to be classified as intangible assets.  Our coal acquisition costs for leased mineral interests are not significant.  However, the SEC is also considering what constitutes an "owned" mineral interest, and depending on the outcome of that interpretation, a substantial portion of our fee mineral acquisition costs since the June 30, 2001 effective date of SFAS No. 141 and 142 could also be required to be classified as an intangible asset on our balance sheet.  The Partnership's results of operations would not be affected as a result of any such reclassification, since all of our intangible assets would continue to be depleted on a unit of production basis.  Further, we do not believe any such reclassification would have any impact on our compliance with covenants under our debt agreements.

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

     The Partnership leases coal properties to coal mine operators in exchange for royalty payments. We do not operate any mines. Instead, we enter into long-term leases with experienced, third party coal mine operators for the right to mine coal reserves on our properties in exchange for royalty payments.  Approximately two-thirds of our 2003 coal royalty revenues and all of our 2002 coal royalty revenues received from our coal lessees were based on the higher of a percentage of the gross sales price or a fixed price per ton of coal they sell, with pre-established minimum monthly or annual rental payments. The remainder of our coal royalty revenues were derived from fixed royalty rate leases, which escalate annually, with pre-established minimum monthly payments. We also generate coal services revenues by providing fee-based coal preparation and transportation facilities to enhance the coal production of certain of our lessees. We also generate timber revenues by selling timber growing on our properties.

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

     In addition to our coal royalty revenues, we generate coal services revenues from fees we charge to our lessees for the use of our coal preparation and transportation facilities. The majority of these fees have been generated by our unit train loadout facility, which accommodates 108 car unit trains that can be loaded in approximately four hours. Some of our lessees utilize the unit train loadout facility to reduce the delivery costs incurred by their customers.

     We earn revenues from the sale of standing timber on our properties.  The timber revenues we receive are dependent on market conditions, harvest levels and the species and quality of timber harvested. Our harvest levels in any given year will depend upon a number of factors, including anticipated mining activity, timber maturation and market conditions. Any timber, which would otherwise be removed due to lessee mining operations, is harvested in advance to prevent loss of the resource.

     We also derive revenues from minimum rental payments. Minimum rental payments are initially deferred and are recognized as minimum rental revenues if our lessees fail to meet specified production levels for certain predetermined periods. The recoupment period on almost all of our leases generally ranges from 1-3 years.

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

 Critical Accounting Policies

    Property and Equipment. Property and equipment is carried at cost and includes expenditures for additions and improvements, such as roads and land improvements, which substantially increase the productive lives of existing assets. Maintenance and repair costs are expensed as incurred. Depreciation and amortization of property and equipment is generally computed using the straight-line method over the estimated useful lives of such property and equipment, varying from 3 years to 20 years. From time to time, the Partnership carries out core-hole drilling activities on its coal properties in order to ascertain the quality and quantity of the coal. These core-hole drilling activities are expensed as incurred. When an asset is retired or sold, its cost and related accumulated depreciation and amortization are removed from the accounts. The difference between the undepreciated cost and proceeds from disposition is recorded as gain or loss.

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

     Coal Royalties. Coal royalty revenues are recognized on the basis of tons of coal sold by the Partnership's lessees and the corresponding revenue from those sales. Approximately two-thirds of our 2003 coal royalty revenues and all of our 2002 coal royalty revenues received from our coal lessees were based on a minimum dollar royalty per ton and/or a percentage of the gross sales price, with minimum monthly or annual rental payments.  The remainder of our coal royalty revenues were derived from fixed royalty rate leases, which escalate annually, with pre-established minimum monthly payments.  Coal royalty revenues are accrued on a monthly basis, based on our best estimates of coal mined on our properties.

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

    Timber. Timber revenues are recognized when timber is sold in a competitive bid process involving sales of standing timber on individual parcels and, from time to time, on a contract basis where independent contractors harvest and sell the timber. Timber revenues are recognized when the timber parcel has been sold or when the timber is harvested by the independent contractors. Title and risk of loss pass to the independent contractors upon the execution of the contract. In addition, if the contractors do not harvest the timber within the specified time period, the title of the timber reverts back to the Partnership with no refund of previous amounts received by us.

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

 Acquisitions

     In December 2002, we announced the formation of a strategic alliance with Peabody Energy Corporation ("Peabody"), the largest private sector coal company in the world. Central to the transaction was the purchase and subsequent leaseback of approximately 120 million tons of predominately low sulfur, low BTU coal reserves located in New Mexico (80 million tons) and predominately high sulfur, high BTU coal reserves located in northern West Virginia (40 million tons) (the "Peabody Acquisition"). The Peabody Acquisition, which included 8,800 mineral acres, was funded with $72.5 million in cash, 1,522,325 common units and 1,240,833 class B common units.  All of the class B common units were converted, in accordance with their terms, upon the approval of our common unitholders on July 29, 2003.  Of the units issued, 52,700 common units are currently being held in escrow pending Peabody acquiring and transferring to us certain of the West Virginia reserves we purchased. As a result of the escrowed common units, approximately one million tons of coal reserves were excluded from reserve totals, and 52,700 common units were excluded from units issued, in the Partnership's financial statements for the period ended June 30, 2003.

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

     In May 2001, we acquired the Fork Creek property in West Virginia, purchasing approximately 53 million tons of coal reserves for $33 million. In early 2002, the operator at Fork Creek filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. Fork Creek's operations were idled on March 4, 2002. The operator continued to pay minimum royalties until we recovered our lease on August 31, 2002. In November 2002, we purchased various infrastructure at Fork Creek, including a 900-ton per hour coal preparation plant and a unit-train loading facility, and a railroad-granted rebate on coal loaded through the facility for $5.1 million plus the assumption of approximately $2.4 million in reclamation liabilities and approximately $0.6 million of stream mitigation obligations. We leased this property in May 2003 and have assigned all reclamation and mitigation liabilities to the new lessee, which agreed to be responsible for those liabilities.

    During the three and six months ended June 30, 2003, the Peabody and Upshur Acquisitions were the primary reasons for increased coal royalty revenue and increased depreciation, depletion and amortization expense, compared with the same periods of 2002.

Results of Operations

Three Months Ended June 30, 2003 Compared With Three Months Ended June 30, 2002.

 The following table sets forth our revenues, operating expenses and operating statistics for the three months ended June 30, 2003 compared with the same period in 2002.

	Three Months Ended June 30,		Percentage
	2003	2002	Change
	(in thousands,
Financial Highlights:	except prices)

Revenues:
Coal royalties	$ 12,247	$ 6,693	83%
Coal services	546	466	17%
Timber	193	499	(61%)
Minimum rentals	210	30	600%
Other	85	103	(17%)
Total revenues	13,281	7,791	70%

Operating costs and expenses:
Operating	895	446	101%
Taxes other than income	293	261	12%
General and administrative	1,727	1,537	12%
Depreciation, depletion and amortization	4,150	668	521%
Total operating costs and expenses	7,065	2,912	143%
	6,216	4,879	27%
Operating income

Interest income	314	516	(39%)
Interest expense	(1,371)	(401)	242%
Net Income	$ 5,159	$ 4,994	3%

Operating Statistics:
Coal:
Royalty coal tons produced by lessees (tons in thousands)	6,600	3,096	113%
Average royalty per ton	$ 1.86	$ 2.16	(14%)

Timber:
Timber sales (Mbf)	1,052	2,676	(61%)
Average timber sales price per Mbf	$ 171	$ 177	(3%)

     Revenues. Our revenues in the second quarter of 2003 were $13.3 million compared with $7.8 million for the same period in 2002, representing a 70% increase.

    Coal royalty revenues for the three months ended June 30, 2003 were $12.2 million compared to $6.7 million for the same period in 2002, an increase of $5.5 million, or 83%, while production by our lessees increased 3.5 million tons, or 113%.  The Peabody and Upshur Acquisitions in the last half of 2002 accounted for 3.0 million tons of the variance and the remainder was primarily attributable to stronger market conditions.  The increase in production was partially offset by a decrease in our average royalty per ton of $0.30, or 14%, over the same periods, which is primarily attributable to the lower fixed royalty rates per ton received from the Peabody Acquisition.

    Coal services revenues increased $0.1 million, or 17%, to $0.5 million in the second quarter of 2003. The increase was attributable to the addition of two small preparation plants which we leased to two of our lessees.

    Timber revenues decreased to $0.2 million for the three months ended June 30, 2003, compared with $0.5 million in the second quarter of 2002, a decrease of $0.3 million, or 61%.  Volume sold declined 1,624 thousand board feet (Mbf), or 61%, to 1,052 Mbf in the second quarter of 2003, compared with 2,676 Mbf for the same period in 2002.  The decrease in volume sold was due to the timing of parcel sales.

    Minimum rental revenues increased to $0.2 million for the three months ended June 30, 2003 from $30,000 in the comparable period of 2002.  The increase was primarily due to the timing of expiring recoupments from two of our leases in the second quarter of 2002.

    Other income remained constant at $0.1 million for the three months ended June 30, 2003 and 2002.  Other income primarily consists of land rental and wheelage income, which are fees received by us for transportation across our surface property.

    Operating Costs and Expenses. Our aggregate operating costs and expenses for the second quarter of 2003 were $7.1 million, compared with $2.9 million for the same period in 2002, an increase of $4.2 million, or 143%. The increase in operating costs and expenses related primarily to an increase in depreciation, depletion and amortization and operating expenses.

    Operating expenses increased by 101%, to $0.9 million in the second quarter of 2003, compared with $0.4 million in the same period of 2002.  The increase is due to costs to maintain an idle mine on our Fork Creek property (see "Liquidity and Capital Resources") and an increase in production on our subleased properties.  We leased our Fork Creek property in May 2003, and the on-going maintenance costs were assumed by the new lessee as of that date.

    Taxes other than income remained relatively constant at $0.3 million for the three months ended June 30, 2003 and 2002.

    General and administrative expenses increased $0.2 million, or 12%, to $1.7 million in the second quarter of 2003, from $1.5 million in the same period of 2002. The increase was primarily attributable to an increase in insurance premiums and additional recurring expenses associated with the Peabody Acquisition.

    Depreciation, depletion and amortization for the three months ended June 30, 2003 was $4.2 million compared with $0.7 million for the same period of 2002, an increase of 521%.  This increase is a result of higher depletion rates caused by higher cost bases relative to reserves added as well as increased production, both of which related primarily to the Peabody and Upshur Acquisitions completed in the last half of 2002.

    Interest Income. Interest income was $0.3 million for the three months ended June 30, 2003, compared with $0.5 million for the same period in 2002, a decrease of 39%.  The decrease was primarily due to the liquidation U.S. Treasury notes in the last half of 2002.

     Interest Expense. Interest expense was $1.4 million for the three months ended June 30, 2003, compared with $0.4 million for the same period in 2002, an increase of $1.0 million, or 242%. The increase was due to long-term borrowings in connection with the Peabody and Upshur acquisitions in the last half of 2002.

Six Months Ended June 30, 2003 Compared With Six Months Ended June 30, 2002.

     The following table sets forth our revenues, operating expenses and operating statistics for the six months ended June 30, 2003 compared with the same period in 2002.

	Six Months

	Ended June 30,		Percentage
	2003	2002	Change
	(in thousands,
Financial Highlights:	except prices)

Revenues:
Coal royalties	$ 23,698	$ 15,184	56%
Coal services	1,039	877	18%
Timber	749	1,081	(31%)
Minimum rentals	815	900	(9%)
Other	221	504	(56%)
Total revenues	26,522	18,546	43%

Operating costs and expenses:
Operating	1,735	1,331	30%
Taxes other than income	589	422	40%
General and administrative	3,538	3,084	15%
Depreciation, depletion and amortization	8,368	1,563	435%
Total operating costs and expenses	14,230	6,400	122%

Operating income	12,292	12,146	1%

Interest income	644	1,064	(39%)

Interest expense	(2,156)	(784)	175%

Income before cumulative effect of change in accounting principle	10,780	12,426	(13%)
Cumulative effect of change in accounting principle	(107)	-	-

Net Income	$ 1 0,673	$ 12,426	(14%)

Operating Statistics:
Coal:
Royalty coal tons produced by lessees (tons in thousands)	13,023	6,898	89%
Average royalty per ton	$ 1.82	$ 2.20	(17%)

Timber:
Timber sales (Mbf)	3,881	5,802	(33%)
Average timber sales price per Mbf	$ 182	$ 175	4%

     Revenues. Our revenues in the first half of 2003 were $26.5 million compared with $18.5 million for the same period in 2002, representing a 43% increase.

    Coal royalty revenues for the six months ended June 30, 2003 were $23.7 million compared to $15.2 million for the same period in 2002, an increase of $8.5 million, or 56%, while production by our lessees increased 6.1 million tons, or 89%, which was a direct result of the Peabody and Upshur Acquisitions in the last half of 2002. The increase in production was partially offset by a decrease in our average royalty per ton of $0.38, or 17%, over the same periods, which is primarily attributable to the lower fixed royalty rates per ton received from the Peabody Acquisition.

    Coal services revenues increased $0.1 million, or 18%, to $1.0 million in the six months ended June 30, 2003, compared with $0.9 million in the same period of 2002. The increase was attributable to small preparation plants which we leased to two of our lessees.

    Timber revenues decreased to $0.7 million for the six months ended June 30, 2003, compared with $1.1 million in the comparable period of 2002, a decrease of $0.4 million, or 31%.  Volume sold declined 1,921 Mbf, or 33%, to 3,881 Mbf in the first half of 2003, compared with 5,802 Mbf for the same period in 2002.  The decrease in volume sold was due to the timing of parcel sales.

    Minimum rental revenues decreased to $0.8 million for the six months ended June 30, 2003 from $0.9 million in the comparable period of 2002.  The decrease was primarily due to the timing of expiring recoupments from our lessees in the first quarter of 2002.

    Other income decreased to $0.2 millionfor the six months ended June 30, 2003, compared with $0.5 million for the same period in 2002.  The $0.3 million decrease is due to the expiration of a railroad rebate received for the use of a specific portion of railroad by one of our lessees, which was paid in full in the fourth quarter of 2002.

    Operating Costs and Expenses. Our aggregate operating costs and expenses for the first half of 2003 were $14.2 million, compared with $6.4 million for the same period in 2002, an increase of $7.8 million, or 122%. The increase in operating costs and expenses related primarily to an increase in depreciation, depletion and amortization.

    Operating expenses increased by 30%, to $1.7 million, for the six months ended June 30, 2003, compared with $1.3 million in the same period of 2002.  The increase is due to costs to maintain an idle mine on our Fork Creek property (see "Liquidity and Capital Resources").  We leased our Fork Creek property in May 2003, and the on-going maintenance costs were assumed by the new lessee as of that date.

    Taxes other than income increased by 40%, to $0.6 million for the six months ended June 30, 2003, compared with $0.4 million in the same period of 2002. The variance was attributable to increased property taxes as a result of assuming the property tax obligation on our Fork Creek property upon re-acquiring the lease from the bankrupt lessee and an increase in West Virginia franchise taxes relating to the Peabody and Upshur Acquisitions. We leased our Fork Creek property in May 2003 and the on-going property taxes were assumed by the new lessee as of that date.

    General and administrative expenses increased $0.4 million, or 15%, to $3.5 million in the first half of 2003, from $3.1 million in the same period of 2002. The increase was primarily attributable to an increase in insurance premiums and additional recurring expenses associated with the Peabody Acquisition.

    Depreciation, depletion and amortization for the six months ended June 30, 2003 was $8.4 million compared with $1.6 million for the same period of 2002, an increase of 435%.  This increase is a result of higher depletion rates caused by higher cost bases relative to reserves added as well as increased production, both of which related primarily to the Peabody and Upshur Acquisitions completed in the last half of 2002.

     Interest Income. Interest income was $0.6 million for the six months ended June 30, 2003, compared with $1.1 million for the same period in 2002, a decrease of 39%.  The decrease was primarily due to the liquidation U.S. Treasury notes in the last half of 2002.

    Interest Expense. Interest expense was $2.2 million for the six months ended June 30, 2003, compared with $0.8 million for the same period in 2002, an increase of $1.4 million, or 175%. The increase was due to long-term borrowings in connection with the Peabody and Upshur Acquisitions in 2002.

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

     Cash Flows.  Net cash provided by operating activities was $19.4 million for the six months ended June 30, 2003 compared with $15.5 million for the 2002 comparable period.  The increase was primarily due to an increase in coal royalty income, offset by increases in operating costs and general and administrative expenses.

    In November 2002, Horizon Resources, Inc. (formerly AEI Resources, Inc.) ("Horizon") filed for bankruptcy protection under Chapter 11 of the Code for the second time in nine months. To date, Horizon has made all payments required under its leases. Although we believe that Horizon will continue to make payments due under its leases with us, which currently total $0.1 million per month, we cannot be certain as to the timing or actual amount of revenues we will receive under these leases. We are continuing to evaluate our business alternatives with respect to the Horizon leases.

    Net cash used in investing activities was $1.2 million for the six months ended June 30, 2003 compared with $0.6 million for the same period in 2002.  Capital expenditures in the first six months of 2003 represent $1.4 million of cash used for the purchase of property and equipment, primarily related to acquisition costs related to the Peabody Acquisition.  We are currently in the process of  building a new coal loadout faciltiy on our Coal River property in West Virginia for approximately $3.0 million.  The loadout facility, which is expected to begin operations in the fourth quarter of 2003, is designed for the high-speed loading of 150-car unit trains.

    Net cash used in financing activities was $17.1 million for the six months ended June 30, 2003 compared with $13.0 million in 2002. Cash used in financing activities in the first six months of 2003 consisted of $17.4 million in distributions to unitholders representing distributions of $1.02 per unit.

    Long-Term Debt.  As of June 30, 2003, we had outstanding borrowings of $92.9 million, consisting of $2.5 million borrowed against our $50.0 million revolving credit facility and $90.4 million attributable to our senior unsecured notes ($90.0 million plus $0.4 million fair value of interest rate swap).

    Revolving Credit Facility. In connection with the closing of our initial public offering in October 2001, we entered into a three-year $50.0 million revolving credit facility (the "Revolver") with a syndicate of financial institutions led by PNC Bank, National Association, as their agent. The Revolver is available for general partnership purposes, including working capital, capital expenditures and acquisitions, and includes a $5.0 million sublimit that is available for working capital needs and distributions and a $5.0 million sublimit for the issuance of letters of credit.

    Indebtedness under the Revolver bears interest, at our option, at either (i) the higher of the federal funds rate plus 0.50% or the prime rate as announced by PNC Bank, National Association or (ii) the Eurodollar rate plus an applicable margin which ranges from 1.25% to 1.75% based on our ratio of consolidated indebtedness to consolidated EBITDA (as defined in the Revolver) for the four most recently completed fiscal quarters. We will incur a commitment fee on the unused portion of the Revolver at a rate per annum ranging from 0.40% to 0.50% based upon the ratio of our consolidated indebtedness to consolidated EBITDA for the four most recently completed fiscal quarters. The Revolver matures in October 2004. At that time, it will terminate and all outstanding amounts thereunder will be due and payable. We may prepay the Revolver at any time without penalty. We are required to reduce all working capital borrowings under the working capital sublimit under the Revolver to zero for a period of at least 15 consecutive days once each calendar year.

    The Revolver prohibits us from making distributions to unitholders and distributions in excess of available cash if any potential default or event of default, as defined in the Revolver, occurs or would result from the distribution. In addition, the Revolver contains various covenants that limit, among other things, our ability to incur indebtedness, grant liens, make certain loans, acquisitions and investments, make any material change to the nature of our business, acquire another company or enter into a merger or sale of assets, including the sale or transfer of interests in our subsidiaries.

     The Revolver also contains financial covenants requiring us to maintain ratios of:

-	not more than 2.50:1.00 of total debt to consolidated EBITDA; and
-	not less than 4.00:1.00 of consolidated EBITDA to interest.

     In March 2003, we paid and retired a $43.4 million unsecured term loan (the "Term Loan"), which was part of our credit facility and is no longer available for future borrowings.  Part of the proceeds from our issuance of senior unsecured notes, as described below, was used to repay the Term Loan.  Based primarily on the total debt to consolidated EBITDA covenant and subsequent to our issuance of senior unsecured notes, as described below, available borrowing capacity under the Revolver as of June 30, 2003 was approximately $16 million.  We believe we are currently in compliance with all of the covenants in the Revolver.

     Senior Unsecured Notes.  In March 2003, we closed a private placement of $90 million of senior unsecured notes payable (the "Notes").  The Notes bear interest at a fixed rate of 5.77 percent and mature over a ten year period ending in March 2013, with semi-annual interest payments through March 2004 followed by semi-annual principal and interest payments beginning in September 2004.  Proceeds of the Notes after the payment of expenses related to the offering were used to repay and retire the $43.4 million Term Loan and to repay the majority of debt outstanding on our Revolver.

    The Notes prohibit us from making distributions to unitholders and distributions in excess of available cash if any potential default or event of default, as defined in the Notes, occurs or would result from the distribution. In addition, the Notes contain various covenants that are similar to those contained in the Revolver, with the exception of the financial covenants, which for the Notes require us to maintain ratios of:

-	not more than 3.00:1.00 of total debt to consolidated EBITDA; and
-	not less than 3.50:1.00 of consolidated EBITDA to interest.

    We believe we are in compliance with all of the covenants of the Notes.

    Hedging Activities. In March 2003, we entered into an interest rate swap agreement with a notional amount of $30 million, to hedge a portion of the fair value of the 5.77 percent Notes maturing over a ten year period. This swap is designated as a fair value hedge and has been reflected as an increase in long-term debt of $0.4 million as of June 30, 2003. Under the terms of the interest rate swap agreement, the counterparty pays us a fixed annual rate of 5.77 percent on a total notional amount of $30 million, and we pay the counterparty a variable rate equal to the floating interest rate which will be determined semi-annually and will be based on the six month London Interbank Offering Rate plus 2.36%.

    Excluding acquisitions, we believe our sources of funding are sufficient to meet short- and long-term liquidity needs not funded by cash flows from operations, including the payment of minimum quarterly distributions to unitholders.

Legal and Environmental

     Mountaintop Removal.  Over the course of the last several years, opponents of a form of surface mining called mountaintop removal have filed two lawsuits challenging the legality of that practice under federal and state laws applicable to surface mining activities.  While these challenges were successful at the District Court level, the United States Court of Appeals for the Fourth Circuit overturned both of those decisions in Bragg v. Robertson in 2001 and in Kentuckians For The Commonwealth v. Rivenburgh in 2003.  There can be no assurances that there will not be additional legal challenges to mountaintop removal mining.  In addition, although our lessees are not substantially engaged in mountaintop removal mining, it is possible that a ruling issued in response to any such challenge could have a broader impact on other forms of surface mining and deep mining, including those types of mining undertaken by our lessees.

    Mine Health and Safety Laws. The operations of our lessees are subject to stringent safety and health standards have been imposed by federal legislation since the adoption of the Mine Health and Safety Act of 1969. The Mine Health and Safety Act of 1969 resulted in increased operating costs and reduced productivity. The Mine Safety and Health Act of 1977, which significantly expanded the enforcement of health and safety standards of the Mine Health and Safety Act of 1969, imposes comprehensive safety and health standards on all mining operations. In addition, as part of the Mine Health and Safety Acts of 1969 and 1977, the Black Lung Acts require payments of benefits by all businesses conducting current mining operations to coal miners with black lung and to some survivors of a miner who dies from this disease. Since we do not operate any mines and do not employ any coal miners, we are not subject to such laws and regulations.

    Environmental.  The operations of our lessees are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. The terms of the Partnership's coal property leases impose liability for all environmental and reclamation liabilities arising under those laws and regulations on the relevant lessees. The lessees are bonded and have indemnified the Partnership against any and all future environmental liabilities. The Partnership regularly visits the properties subject to our leases to generally observe our lessee's compliance with environmental laws and regulations, as well as to review mining activities. Management believes that the Partnership's lessees will be able to comply with existing regulations and does not expect any material impact on its financial condition or results of operations as a result of environmental regulations.

     With respect to our unleased and inactive properties, we have some reclamation bonding requirements. In conjunction with the November 2002 purchase of equipment, we assumed reclamation and mitigation liabilities of approximately $3.0 million. We leased this property and have assigned all reclamation and mitigation liabilities to our new lessee. Our environmental liability as of June 30, 2003 is not covered by our indemnification agreement with Penn Virginia.

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

    The accounting staff of the SEC is currently engaged in discussions regarding the application of certain provisions of SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," to companies in the mining industry, including those which, like the Partnership, do not actually conduct any mining operations. The SEC staff is considering whether the provisions of SFAS No. 141 and SFAS No. 142 require registrants to classify costs associated with coal mineral rights as intangible assets on the balance sheet, apart from other capitalized property costs, and provide specific footnote disclosures.

     Historically, we have included our owned and leased mineral interests as a component of property and equipment on our balance sheet.   It is likely that the SEC staff will determine that costs associated with leased coal mineral interests are required to be classified as intangible assets.  Our coal acquisition costs for leased mineral interests are not significant.  However, the SEC is also considering what constitutes an "owned" mineral interest, and depending on the outcome of that interpretation, a substantial portion of our fee mineral acquisition costs since the June 30, 2001 effective date of SFAS No. 141 and 142 could also be required to be classified as an intangible asset on our balance sheet.  The Partnership's results of operations would not be affected as a result of any such reclassification, since all of our intangible assets would continue to be depleted on a unit of production basis.  Further, we do not believe any such reclassification would have any impact on our compliance with covenants under our debt agreements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risks to which we are exposed are interest rate risk and coal price risks.

    In March 2003, we refinanced $90.0 million of current amounts borrowed on our credit facility borrowings with more permanent debt which has a fixed interest rate throughout its term. We executed an interest rate derivative transaction for $30.0 million of the amount refinanced to hedge the fair value of our unsecured senior notes.  The interest rate swap is accounted for as a fair value hedge in compliance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. The debt we incur in the future under our credit facility will bear variable interest at either the applicable base rate or a rate based on LIBOR.

    We are also exposed to credit risk if our lessees do not manage their operations well or if there is a significant decline in coal prices. Lessees may not be able to pay their debts as they become due or our coal royalty revenues could decrease due to decreased production volumes. In the fourth quarter of 2002, one of our lessees filed for bankruptcy under Chapter 11 of the Code for the second time in nine months. There is no assurance this bankruptcy filing will not have an adverse impact on our financial position or results of operations.  In addition, one of our lessees declared bankruptcy and idled mining operations on our Fork Creek property in the first quarter of 2002.   Consequently, in the fourth quarter of 2002, we recovered our lease and subsequently re-leased this property in May 2003.

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

     Important factors that could cause the actual results of operations or financial condition of Penn Virginia Resource Partners, L.P. to differ materially from those expressed or implied in the forward-looking statements include, but are not limited to:  the cost of finding new coal reserves; the ability to acquire new coal reserves on satisfactory terms; the price for which such reserves can be sold; the volatility of commodity prices for coal; the risks associated with having or not having price risk management programs; the Partnership's ability to lease new and existing coal reserves; the ability of lessees to produce sufficient quantities of coal on an economic basis from the Partnership's reserves; the ability of lessees to obtain favorable contracts for coal produced from the Partnership's reserves; competition among producers in the coal industry generally and in Appalachia in particular; the extent to which the amount and quality of actual production differs from estimated mineable and merchantable coal reserves; unanticipated geological problems; availability of required materials and equipment; the occurrence of unusual weather or operating conditions including force majeure events; the failure of equipment or processes to operate in accordance with specifications or expectations; delays in anticipated start-up dates of coal mining by the Partnership's lessees; environmental risks affecting the mining of coal reserves; the timing of receipt of necessary governmental permits; labor relations and costs; accidents; changes in governmental regulation or enforcement practices, especially with respect to environmental, health and safety matters, including with respect to emissions levels applicable to coal-burning power generators; uncertainties in the coal industry relating to the outcome of mountaintop removal litigation; risks and uncertainties relating to general domestic and international economic (including inflation and interest rates) and political conditions; the experience and financial condition of  the Partnership's lessees, including their ability to satisfy their royalty, environmental, reclamation and other obligations to the Partnership and others; changes in financial market conditions; and other risk factors detailed in the Partnership's SEC commission filings. Many of such factors are beyond the Partnership's ability to control or predict.  Readers are cautioned not to put undue reliance on forward-looking statements.

     While the Partnership periodically reassesses material trends and uncertainties affecting the Partnership's results of operations and financial condition in connection with the preparation of Management's Discussion and Analysis of Results of Operations and Financial Condition and certain other sections contained in the Partnership's quarterly, annual or other reports filed with the SEC, the Partnership does not undertake any obligation to review or update any particular forward-looking statement, whether as a  result of new information, future events or otherwise.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:

    The Partnership, under the supervision, and with the participation, of its management, including its principal executive officer and principal financial officer, performed an evaluation of the design and operation of the Partnership's disclosure controls and procedures (as defined Exchange Act Rules 13a-15(e) and 15(d)-15(e)) as of the end of the period covered by this report.  Based on that evaluation, the General Partner's principal executive officer and principal financial officer concluded that such disclosure controls and procedures are effective to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is accumulated and communicated to the Partnership's management and made known to the principal executive officer and principal financial officer, particularly during the period for which this periodic report was being prepared.

 (b) Changes in Internal Controls

    No changes were made in the Partnership's internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II     Other information

Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

 Item 6. Exhibits and Reports on Form 8-K

(a)           Exhibits

31.1              Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2              Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1              Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2              Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                 Reports on Form 8-K:

    On March 27, 2003, the Partnership filed a Current Report on Form 8-K disclosing the Partnership's completion of the private placement of $90 million of unsecured notes.

    On April 22, 2003, the Partnership filed a Current Report on Form 8-K to amend another Current Report on Form 8-K, which had been filed on December 20, 2002, to include therein a description of the Partnership's purchase of coal reserves from subsidiaries of Peabody Energy Corporation.

    On April 22, 2003, the Partnership filed a Current Report on Form 8-K to amend another Current Report on Form 8-K, which had been filed on January 2, 2003, to include therein a more detailed description of the Partnership's purchase of coal reserves from subsidiaries of Peabody Energy Corporation.

    On May 8, 2003, the Partnership filed a Current Report on Form 8-K announcing its financial results for the three months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENN VIRGINIA RESOURCE PARTNERS, L.P.

Date:	August 8, 2003	By:	/s/ Frank A. Pici
Frank A. Pici, Vice President and
Chief Financial Officer

Date:	August 8, 2003	By:	/s/ Forrest W. McNair
Forrest W. McNair, Vice President and
Controller