Form 10-Q
period 2003-09-30
PENN VIRGINIA RESOURCE PARTNERS L P
filed 2003-11-07
CIK 1144945

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2003

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to _______________________________

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

As of November 1, 2003, 10,425,488 common units and 7,649,880 subordinated units were outstanding.

                                   PENN VIRGINIA RESOURCE PARTNERS, L.P.
                                                                      INDEX

Financial Information

 Item 1. Financial Statements

PENN VIRGINIA RESOURCE PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME - Unaudited
(in thousands, except per unit data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002
Revenues:
Coal Royalties	$ 11,960	$ 8,253	$ 35,658	$ 23,437
Coal Services	484	476	1,523	1,353
Timber	80	360	829	1,441
Minimum rentals	220	1,079	1,035	1,979
Other	68	236	289	740
Total revenues	12,812	10,404	39,334	28,950

Operating expenses:
Operating	753	555	2,488	1,886
Taxes other than income	389	241	978	663
General and administrative	1,661	1,574	5,199	4,658
Depreciation, depletion and amortization	3,659	995	12,027	2,558
Total operating expenses	6,462	3,365	20,692	9,765

Operating income	6,350	7,039	18,642	19,185

Other income (expense):
Interest expense	(1,380)	(465)	(3,536)	(1,249)
Interest income	299	504	943	1,568
Income before cumulative effect of change in accounting principle	5,269	7,078	16,049	19,504
Cumulative effect of change in accounting principle	-	-	(107)	-
Net Income	$ 5,269	$ 7,078	$ 15,942	$ 19,504

General partner's interest in net income	$ 105	$ 142	$ 319	$ 390
Limited partner's interest in net income	$ 5,164	$ 6,936	$ 15,623	$ 19,114

Basic and diluted net income per limited partner unit, common and subordinated:
Income before cumulative effect of change in accounting principle	$ 0.29	$ 0.45	$ 0.88	$ 1.25
Cumulative effect of change in accounting principle	-	-	(0.01)	-
Net income per limited partner unit	$ 0.29	$ 0.45	$ 0.87	$ 1.25

Weighted average number of units outstanding:
Common	10,373	7,650	10,264	7,650
Subordinated	7,650	7,650	7,650	7,650

                                        The accompanying notes are an integral part of these consolidated financial statements.

                                                 PENN VIRGINIA RESOURCE PARTNERS, L.P.
                                                         CONSOLIDATED BALANCE SHEETS
                                                                                 (in thousands)

	September 30,	December 31,
ASSETS	2003	2002
Current assets	(unaudited)
Cash and cash equivalents	$ 8,053	$ 9,620
Accounts receivable	6,243	4,414
Other	707	538
Total current assets	15,003	14,572

Property and Equipment	267,915	263,321
Less: Accumulated depreciation and depletion	27,277	15,253
Total property and equipment	240,638	248,068

Debt issuance costs	1,466	443
Prepaid minimums	2,308	2,218
Other	782	1,274

Total assets	$ 260,197	$ 266,575

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Notes payable	$ 1,500	$ -
Accounts payable	17	175
Accounts payable - affiliate	709	1,732
Accrued liabilities	1,113	1,454
Deferred income	2,611	2,829
Total current liabilities	5,950	6,190

Deferred income	4,729	2,488
Other liabilities	2,222	4,478
Long-term debt	90,696	90,887

Commitments and contingencies

Partners' capital	156,600	162,532

Total liabilities and partners' capital	$ 260,197	$ 266,575

                               The accompanying notes are an integral part of these consolidated financial statements.

 PENN VIRGINIA RESOURCE PARTNERS, L.P.
 CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited
(in thousands)

Three Months

Nine Months

	Ended September 30,		Ended September 30,
	2003	2002	2003	2002
Cash flow from operating activities:
Net Income	$ 5,269	$ 7,078	$ 15,942	$ 19,504
Adjustments to reconcile net income to net
Cash provided by operating activities:
Depreciation, depletion, and amortization	3,659	995	12,027	2,558
Gain on sale of property and equipment	-	(9)	(5)	(9)
Noncash interest expense	121	78	395	234
Cumulative effect of change in accounting principle	-	-	107	-
Changes in operating assets and liabilities	(329)	(923)	(377)	416
Net cash provided by operating activities	8,720	7,219	28,089	22,703

Cash flows from investing activities:
Payments received on long-term note receivable	136	110	381	329
Proceeds from sale of property and equipment	-	15	50	15
Proceeds from sale of U.S. Treasury notes	-	12,000	-	12,000
Capital expenditures	(1,991)	(12,106)	(3,437)	(12,887)
Net cash used in investing activities	(1,855)	19	(3,006)	(543)

Cash flows from financing activities
Payments for debt issuance costs	-	-	(1,419)	-
Repayments of borrowings	-	-	(88,387)	-
Proceeds from borrowings	-	-	90,000	-
Proceeds from issuance of units	23	-	301	-
Distributions paid	(9,561)	(7,804)	(27,145)	(20,918)
Net cash provided by (used in) financing activities	(9,538)	(7,804)	(26,650)	(20,918)

Net increase (decrease) in cash and cash equivalents	(2,673)	(566)	(1,567)	1,242
Cash and cash equivalents - beginning of period	10,726	10,143	9,620	8,335
Cash and cash equivalents - end of period	$ 8,053	$ 9,577	$ 8,053	$ 9,577

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 2,568	$ 394	$ 3,195	$ 1,057

Noncash investing and financing activities:
Issuance of partners' capital for acquisition	$ -	$ -	$ 4,969	$ -

 The accompanying notes are an integral part of these consolidated financial statements.

PENN VIRGINIA RESOURCE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

September 30, 2003

1.   ORGANIZATION

    Penn Virginia Resource Partners, L.P. (the "Partnership"), through its wholly owned subsidiary, Penn Virginia Operating Co., LLC, enters into leases with various third-party operators which give those operators the right to mine coal reserves on the Partnership's land in exchange for royalty payments.  We do not operate any mines. Instead, we enter into long-term leases with third party coal mine operators for the right to mine coal reserves on our properties in exchange for royalty payments. Approximately two-thirds of our 2003 coal royalty revenues and all of our 2002 coal royalty revenues received from our lessees were based on the higher of a percentage of the gross sales price or a fixed price per ton of coal they sell, with pre-established minimum monthly or annual rental payments. The remainder of our 2003 coal royalty revenues were derived from fixed royalty rate leases, which escalate annually, with pre-established minimum monthly payments.  We also generate coal services revenues by providing fee-based coal preparation and transportation facilities to enhance the coal production of certain of our lessees. We also generate timber revenues by selling timber growing on our properties.

2.   BASIS OF PRESENTATION

      The accompanying unaudited consolidated and combined financial statements include the accounts of Penn Virginia Resource Partners, L.P. and all wholly-owned subsidiaries.  The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. These statements involve the use of estimates and judgments where appropriate. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Partnership's consolidated financial statements and footnotes included in the Partnership's December 31, 2002 Annual Report on Form 10-K/A. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.  Certain reclassifications have been made to conform to the current year presentation.

3.   ACQUISITIONS

     In December 2002, we announced the formation of an alliance with Peabody Energy Corporation ("Peabody"), the largest private sector coal company in the world. Central to the transaction was the purchase and subsequent leaseback of approximately 120 million tons of predominately low sulfur, low BTU coal reserves located in New Mexico (80 million tons) and predominately high sulfur, high BTU coal reserves located in northern West Virginia (40 million tons) (the "Peabody Acquisition"). The Peabody Acquisition, which included 8,800 mineral acres, was funded with $72.5 million in cash, 1,522,325 common units and 1,240,833 class B common units.  All of the class B common units were converted, in accordance with their terms, upon the approval of our common unitholders on July 29, 2003.  Of the units issued, 52,700 common units are currently being held in escrow pending Peabody acquiring and transferring to us certain of the West Virginia reserves we purchased. As a result of the escrowed common units, approximately one million tons of coal reserves were excluded from reserve totals, and 52,700 common units were excluded from units issued, in the Partnership's financial statements for the period ended September 30, 2003.

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

      We identified all required asset retirement obligations and determined the fair value of these obligations on the date of adoption.  The determination of fair value was based upon regional market and facility type information.  In conjunction with the initial application of SFAS No. 143, we recorded a cumulative effect of change in accounting principle of $0.1 million as a decrease to income.  In addition, we recorded an asset retirement obligation of approximately $0.4 million.    Below is a reconciliation of the beginning and ending aggregate carrying amount of our asset retirement obligations as of September 30, 2003.

Nine Months
Ended September 30,
(in thousands)	2003

Balance - January 1, 2003	$ -
Initial adoption entry	435
Liabilities incurred in the current period	-
Liabilities settled in the current period	-
Accretion expense	25
Balance - September 30, 2003	$ 460

      On a pro forma basis as required by SFAS No. 143, if we had applied the provisions of the Statement as of January 1, 2000, the amount of the asset retirement obligation would have been $0.4 million as of December 31, 2002 and $0.2 million as of September 30, 2002, December 31, 2001, December 31, 2000 and January 1, 2000.  If SFAS No. 143 were applied retroactively, the impact on the consolidated statements of income for the three and nine months ended September 30, 2002 would not be material.

5.  LONG-TERM DEBT

    As of September 30, 2003, we had outstanding borrowings of $92.2 million, consisting of $2.5 million borrowed against our $50.0 million revolving credit facility and $89.7 million attributable to our senior unsecured notes ($90.0 million offset by $0.3 million fair value of interest rate swap).

    Revolving Credit Facility. On October 31, the Partnership entered into an amendment to its revolving credit facility (the "Revolver") to increase the facility from $50 million to $100 million and to extend the maturity date to October 2006.  The Revolver is with a syndicate of financial institutions led by PNC Bank, National Association as its agent. The Revolver is available for general partnership purposes, including working capital, capital expenditures and acquisitions, and includes a $5.0 million sublimit that is available for working capital needs and distributions and a $5.0 million sublimit for the issuance of letters of credit.

    Indebtedness under the Revolver will bear interest, at our option, at either (i) the higher of the federal funds rate plus 0.50% or the prime rate as announced by PNC Bank, National Association or (ii) the Eurodollar rate plus an applicable margin which ranges from 1.25% to 2.25% based on our ratio of consolidated indebtedness to consolidated EBITDA (as defined in the Revolver) for the four most recently completed fiscal quarters. We will incur a commitment fee on the unused portion of the Revolver at a rate per annum ranging from 0.40% to 0.50% based upon the ratio of our consolidated indebtedness to consolidated EBITDA for the four most recently completed fiscal quarters. When the Revolver matures in October 2006, it will terminate and all outstanding amounts thereunder will be due and payable. We may prepay the Revolver at any time without penalty. We are required to reduce all working capital borrowings under the working capital sublimit under the Revolver to zero for a period of at least 15 consecutive days once each calendar year.

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

The Revolver also contains financial covenants requiring us to maintain ratios of:

*	not more than 2.50:1.00 of total debt to consolidated EBITDA; and
*	not less than 4.00:1.00 of consolidated EBITDA to interest.

     In March 2003, a $43.4 million unsecured term loan (the "Term Loan"), which was part of our credit facility, was repaid and retired, and is not available for future borrowings.  Part of the proceeds from our issuance of senior unsecured notes, as described below, was used to repay the Term Loan.  We are currently in compliance with all of the covenants in the Revolver.

     Senior Unsecured Notes.  In March 2003, we closed a private placement of $90 million of senior unsecured notes (the "Notes").  The Notes bear interest at a fixed rate of 5.77% and mature over a ten year period ending in March 2013, with semi-annual interest payments through March 2004 followed by semi-annual principal and interest payments beginning in September 2004.  Proceeds of the Notes after the payment of expenses related to the offering were used to repay and retire the $43.4 million Term Loan and to repay the majority of debt outstanding on our Revolver.

    The Notes prohibit us from making distributions to unitholders and distributions in excess of available cash if any potential default or event of default, as defined in the Notes, occurs or would result from the distribution. In addition, the Notes contain various covenants similar to those contained in the Revolver, with the exception of the financial covenants, which for the Notes require us to maintain ratios of:

*	not more than 3.00:1.00 of total debt to consolidated EBITDA; and
*	not less than 3.50:1.00 of consolidated EBITDA to interest.

    We are in compliance with all of the covenants of the Notes.

    Concurrent with the closing of the Notes, the Partnership also entered into an interest rate derivative transaction to convert $30.0 million of the debt from a fixed interest rate to a floating interest rate as described further in "Note 6. Interest Rate Swap" below.

6.  INTEREST RATE SWAP

          In March 2003, we entered into an interest rate swap agreement with a notional amount of $30 million, to hedge a portion of the fair value of the Notes. This swap is designated as a fair value hedge and has been reflected as a decrease in long-term debt of $0.3 million as of September 30, 2003. Under the terms of the interest rate swap agreement, the counterparty pays us a fixed annual rate of 5.77% on a total notional amount of $30 million, and we pay the counterparty a variable rate equal to the floating interest rate which will be determined semi-annually and will be based on the six month London Interbank Offering Rate plus 2.36%.

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

 The Partnership has some reclamation bonding requirements with respect to its unleased and inactive properties. In conjunction with the November 2002 purchase of equipment (see "Note 3.  Acquisitions"), the Partnership assumed reclamation and mitigation liabilities of approximately $3.0 million. The Partnership leased this property and related infrastructure in May 2003 and has assigned all related reclamation liabilities to its new lessee.

8.   NET INCOME PER UNIT

     Basic and diluted net income per unit is determined by dividing net income, after deducting the general partner's 2% interest, by the weighted average number of outstanding common units and subordinated units.   At September 30, 2003, there were no potentially dilutive units outstanding.

9.   RELATED PARTY TRANSACTION

    Penn Virginia charges the Partnership for certain corporate administrative expenses, which are allocable to its subsidiaries. When allocating general corporate expenses, consideration is given to property and equipment, payroll and general corporate overhead. Any direct costs are charged directly to the Partnership. Total corporate administrative expenses charged to the Partnership totaled $0.2 and $0.3 million for the three months ended September 30, 2003 and 2002, respectively, and $0.8 million and $1.0 million for the nine months ended September 30, 2003 and 2002, respectively.  These costs are reflected in general and administrative expenses in the accompanying consolidated statements of income. Management believes the allocation methodologies used are reasonable.

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

          To date, the Partnership has not paid any incentive cash distributions to the General Partner. The following table reflects the allocation of total cash distributions paid during the nine months ended September 30, 2003 (in thousands):

          Limited partner units                                              $          26,586
          General partner ownership interest                                          559
             Total cash distributions                                       $          27,145

          Total cash distributions paid per unit                      $              1.54

          In August 2003, the Partnership distributed $0.52 per unit for the three months ended June 30, 2003, or 4% above its minimum quarterly distribution of $0.50 per unit.

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

Timber

     The Partnership's timber segment consists of the selling of standing timber on the Partnership's properties.

The following is a summary of certain financial information relating to the Partnership's segments:

	Coal	Coal
	Royalty	Services	Timber	Consolidated
	(in thousands)
For the Three Months Ended September 30, 2003:
Revenues	$ 12,248	$ 484	$ 80	$ 12,812
Operating costs and expenses	2,098	549	156	2,803
Depreciation, depletion and amortization	3,287	371	1	3,659
Operating income (loss)	6,863	(436)	(77)	6,350
Interest income				299
Interest expense				(1,380)
Net income				$ 5,269

Total assets	$ 248,748	$ 11,282	$ 167	$ 260,197
Capital expenditures	$ 106	$ 1,885	$ -	$ 1,991

For the Three Months Ended September 30, 2002:
Revenues	$ 9,423	$ 618	$ 363	$ 10,404
Operating costs and expenses	2,036	193	141	2,370
Depreciation, depletion and amortization	862	132	1	995
Operating income	6,525	293	221	7,039
Interest income				504
Interest expense				(465)
Net income				$ 7,078

Total assets	$ 158,567	$ 5,969	$ 173	$ 164,709
Capital expenditures	$ -	$ -	$ -	$ -
				$ -
Capital expenditures	$ 12,047	$ 59	$ -	$ 12,106

	Coal	Coal
	Royalty	Services	Timber	Consolidated
	(in thousands)
For the Nine Months Ended September 30, 2003:
Revenues	$ 36,982	$ 1,523	$ 829	$ 39,334
Operating costs and expenses	6,311	1,884	470	8,665
Depreciation, depletion and amortization	11,150	872	5	12,027
Operating income (loss)	19,521	(1,233)	354	18,642
Interest income				943
Interest expense				(3,536)
Cumulative effect of change in accounting principle				(107)
Net income				$ 15,942

Total assets	$ 248,748	$ 11,282	$ 167	$ 260,197
Capital expenditures	$ 1,442	$ 1,995	$ -	$ 3,437

For the Nine Months Ended September 30, 2002:
Revenues	$ 25,745	$ 1,761	$ 1,444	$ 28,950
Operating costs and expenses	6,105	635	467	7,207
Depreciation, depletion and amortization	2,185	366	7	2,558
Operating income	17,455	760	970	19,185
Interest income				1,568
Interest expense				(1,249)
Net income				$ 19,504

Total assets	$ 158,567	$ 5,969	$ 173	$ 164,709
Capital expenditures	$ 12,176	$ 711	$ -	$ 12,887

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

     The accounting staff of the SEC is currently engaged in discussions regarding the application of certain provisions of SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," to companies in the mining industry, including those which, like the Partnership, do not actually conduct any mining operations. The Emerging Issues Task Force is considering whether the provisions of SFAS No. 141 and SFAS No. 142 require registrants to classify costs associated with coal mineral rights as intangible assets on the balance sheet, apart from other capitalized property costs, and provide specific footnote disclosures.

      Historically, we have included our owned and leased mineral interests as a component of property and equipment on our balance sheet.   It is likely that the accounting standard setters will determine that costs associated with leased coal mineral interests are required to be classified as intangible assets.  Our coal acquisition costs for leased mineral interests are not significant.  However, the accounting standard setters are also considering what constitutes an "owned" mineral interest, and depending on the outcome of that interpretation, a substantial portion of our fee mineral acquisition costs since the September 30, 2001 effective date of SFAS No. 141 and 142 could also be required to be classified as an intangible asset on our balance sheet.  The Partnership's results of operations would not be affected as a result of any such reclassification, since all of our intangible assets would continue to be depleted on a unit of production basis.  Further, we do not believe any such reclassification would have any impact on our compliance with covenants under our debt agreements.

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

The Partnership leases coal properties to coal mine operators in exchange for royalty payments. We do not operate any mines. Instead, we enter into long-term leases with experienced, third party coal mine operators for the right to mine coal reserves on our properties in exchange for royalty payments.  Approximately 70% of our 2003 coal royalty revenues and all of our 2002 coal royalty revenues received from our coal lessees were based on the higher of a percentage of the gross sales price or a fixed price per ton of coal they sell, with pre-established minimum monthly or annual rental payments. The remainder of our 2003 coal royalty revenues were derived from fixed royalty rate leases, which escalate annually, with pre-established minimum monthly payments. We also generate coal services revenues by providing fee-based coal preparation and transportation facilities to enhance the coal production of certain of our lessees. We also generate timber revenues by selling timber growing on our properties.

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

In addition to our coal royalty revenues, we generate coal services revenues from fees we charge to our lessees for the use of our coal preparation and transportation facilities. Historically, the majority of these fees have been generated by our unit train loadout facility, which accommodates 108 car unit trains that can be loaded in approximately four hours. Some of our lessees utilize the unit train loadout facility to reduce the delivery costs incurred by their customers. The coal service facility we purchased in November 2002 on our West Coal River property in West Virginia (formerly referred to as "Fork Creek") began operations late in the third quarter of 2003.  In addition, we are currently constructing a coal transloading facility for another existing lessee in West Virginia.  We expect the new facility to be operational by December 2003 at an estimated cost of $3.2 million.

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

Critical Accounting Policies

    Property and Equipment. Property and equipment is carried at cost and includes expenditures for additions and improvements, such as roads and land improvements, which substantially increase the productive lives of existing assets. Maintenance and repair costs are expensed as incurred. Depreciation and amortization of property and equipment is generally computed using the straight-line or declining balance methods over the estimated useful lives of such property and equipment, varying from 3 years to 20 years. From time to time, the Partnership carries out core-hole drilling activities on its coal properties in order to ascertain the quality and quantity of the coal. These core-hole drilling activities are expensed as incurred. When an asset is retired or sold, its cost and related accumulated depreciation and amortization are removed from the accounts. The difference between the undepreciated cost and proceeds from disposition is recorded as gain or loss.

    Timber and timberlands are stated at cost less depletion and amortization for timber previously harvested. The cost of the timber harvested is determined based on the volume of timber harvested in relation to the amount of estimated net merchantable volume, utilizing a single composite pool.

     Depletion.  Coal properties are depleted on an area-by-area basis at a rate based on the cost of the mineral properties and the number of tons of estimated proven and probable coal reserves contained therein.  In 2001, we estimated proven and probable coal reserves with the assistance of third-party mining consultants in conjunction with our initial public offering and involved the use of estimation techniques and recoverability assumptions.  Subsequent to 2001, proven and probable reserves have been updated internally by our geologist.  Our estimates of coal reserves are updated periodically and may result in adjustments to coal reserves and depletion rates that are recognized prospectively.

   The Partnership estimates its timber inventory using statistical information and data obtained from physical measurements, site maps, photo-types and other information gathering techniques. These estimates are updated annually and may result in adjustments of timber volumes and depletion rates, which are recognized prospectively.

    Coal Royalties. Coal royalty revenues are recognized on the basis of tons of coal sold by the Partnership's lessees and the corresponding revenue from those sales. Approximately 70% of our 2003 coal royalty revenues and all of our 2002 coal royalty revenues received from our coal lessees were based on a minimum dollar royalty per ton and/or a percentage of the gross sales price, with minimum monthly or annual rental payments.  The remainder of our 2003 coal royalty revenues were derived from fixed royalty rate leases, which escalate annually, with pre-established minimum monthly payments.  Coal royalty revenues are accrued on a monthly basis, based on our best estimates of coal mined on our properties.

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

 Acquisitions

In December 2002, we announced the formation of an alliance with Peabody Energy Corporation ("Peabody"), the largest private sector coal company in the world. Central to the transaction was the purchase and subsequent leaseback of approximately 120 million tons of predominately low sulfur, low BTU coal reserves located in New Mexico (80 million tons) and predominately high sulfur, high BTU coal reserves located in northern West Virginia (40 million tons) (the "Peabody Acquisition"). The Peabody Acquisition, which included 8,800 mineral acres, was funded with $72.5 million in cash, 1,522,325 common units and 1,240,833 class B common units.  All of the class B common units were converted, in accordance with their terms, upon the approval of our common unitholders on July 29, 2003.  Of the units issued, 52,700 common units are currently being held in escrow pending Peabody acquiring and transferring to us certain of the West Virginia reserves we purchased. As a result of the escrowed common units, approximately one million tons of coal reserves were excluded from reserve totals, and 52,700 common units were excluded from units issued, in the Partnership's financial statements for the period ended September 30, 2003.

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

In May 2001, we acquired the Fork Creek property in West Virginia, which we now refer to as our West Coal River property, by purchasing approximately 53 million tons of coal reserves for $33 million. In early 2002, the operator at West Coal River filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. West Coal River's operations were idled on March 4, 2002. The operator continued to pay minimum royalties until we recovered our lease on August 31, 2002. In November 2002, we purchased various infrastructure at West Coal River, including a 900-ton per hour coal preparation plant and a unit-train loading facility, and a railroad-granted rebate on coal loaded through the facility for $5.1 million plus the assumption of approximately $2.4 million in reclamation liabilities and approximately $0.6 million of stream mitigation obligations. We leased this property in May 2003 and have assigned all reclamation and mitigation liabilities to the new lessee, which agreed to be responsible for those liabilities.  The new lessee began operations in the third quarter of 2003.

During the three and nine months ended September 30, 2003, the Peabody and Upshur Acquisitions were the primary reasons for increased coal royalty revenue and increased depreciation, depletion and amortization expense, compared with the same periods of 2002.

Results of Operations

Three Months Ended September 30, 2003 Compared With Three Months Ended September 30, 2002.

     The following table sets forth our revenues, operating expenses and operating statistics for the three months ended September 30, 2003 compared with the same period in 2002.

    Three Months      Ended September 30,

Percentage

	2003	2002
                 Change

Financial Highlights:	(in thousands, except prices)
Revenues:
Coal royalties	$ 11,960	$ 8,253	45%
Coal services	484	476	2%
Timber	80	360	(78%)
Minimum rentals	220	1,079	(80%)
Other	68	236	(71%)
Total revenues	12,812	10,404	23%

Operating costs and expenses:
Operating	753	555	36%
Taxes other than income	389	241	61%
General and administrative	1,661	1,574	6%
Depreciation, depletion and amortization	3,659	995	268%
Total operating costs and expenses	6,462	3,365	92%

Operating income

	6,350	7,039	(10%)

     Interest income

	299	504	(41%)

     Interest expense

	(1,380)	(465)	197%

Net Income

	$ 5,269	$ 7,078	(26%)
Operating Statistics:
Coal:
Royalty coal tons produced by lessees (tons in thousands)	6,229	3,716	68%
Average royalty per ton	$ 1.92	$ 2.22	(14%)

Timber:
Timber sales (Mbf)	457	1,690	(73%)
Average timber sales price per Mbf	$ 158	$ 204	(23%)

      Revenues. Our revenues in the second quarter of 2003 were $12.8 million compared with $10.4 million for the same period in 2002, representing a 23% increase.

     Coal royalty revenues for the three months ended September 30, 2003 were $12.0 million compared to $8.3 million for the same period in 2002, an increase of $3.7 million, or 45%, while production by our lessees increased 2.5 million tons, or 68%.  The Peabody and Upshur Acquisitions in the last half of 2002 accounted for $3.0 million, or 2.3 million tons, of the increase and the remainder was primarily attributable to stronger market conditions.  Our average royalty per ton decreased to $1.92 from $2.22 over the same periods, representing a decrease of $0.30, or 14%.  The decrease is primarily attributable to the lower fixed royalty rates per ton received under leases entered into in connection with the Peabody Acquisition.

     Coal services revenues remained constant at $0.5 million for the three months ended September 30, 2003 and 2002. The coal service facility at our recently leased Coal River property in West Virginia began operations late in the third quarter of 2003.

     Timber revenues decreased to $0.1 million for the three months ended September 30, 2003, compared with $0.4 million in the third quarter of 2002, a decrease of $0.3 million, or 78%.  Volume sold declined 1,233 thousand board feet (Mbf), or 73%, to 457 Mbf in the third quarter of 2003, compared with 1,690 Mbf for the same period in 2002.  The decrease in volume sold was due to the timing of parcel sales.

     Minimum rental revenues decreased to $0.2 million for the three months ended September 30, 2003 from $1.1 million in the comparable period of 2002, a decrease of $0.9 million, or 80%.  The decrease was primarily due to a lessee rejecting our lease in bankruptcy on August 31, 2002; consequently, all deferred revenue from this respective lessee ($0.8 million) was recognized as income.  The remainder of the decrease was primarily due to the timing of expiring recoupments from our lessees.

     Other income decreased to $0.1 million for the three months ended September 30, 2003, compared with $0.2 million for the same period in 2002.  The $0.1 million decrease is primarily due to the expiration of a railroad rebate received for the use of a specific portion of railroad by one of our lessees, which was paid in full in the fourth quarter of 2002. Other income primarily consists of land rental and wheelage income, which are fees received by us for transportation across our surface property.

     Operating Costs and Expenses. Our aggregate operating costs and expenses for the third quarter of 2003 were $6.5 million, compared with $3.4 million for the same period in 2002, an increase of $3.1 million, or 92%. The increase in operating costs and expenses related primarily to an increase in depreciation, depletion and amortization.

     Operating expenses increased by 36%, to $0.8 million in the third quarter of 2003, compared with $0.6 million in the same period of 2002.  The $0.2 million increase is due to increased production on our subleased properties and additional maintenance on our unleased property.  We leased our West Coal River property in May 2003, and the on-going maintenance costs were assumed by the new lessee as of that date.

     Taxes other than income for the three months ended September 30, 2003 increased to $0.4 million, representing a $0.1 million, or 61%, increase over the comparable period in 2002.  The increase was primarily attributable to additional West Virginia property taxes relating to the West Coal River property.  We leased our West Coal River property in May 2003 and the on-going property taxes were assumed by the new lessee as of that date.

     General and administrative expenses increased $0.1 million, or 6%, to $1.7 million in the third quarter of 2003, from $1.6 million in the same period of 2002. The increase was primarily attributable to increased payroll, an increase in insurance premiums and additional recurring expenses associated with the Peabody Acquisition.

     Depreciation, depletion and amortization for the three months ended September 30, 2003 was $3.7 million compared with $1.0 million for the same period of 2002, an increase of 268%.  This increase is a result of higher depletion rates caused by higher cost bases relative to reserves added as well as increased production, both of which related primarily to the Peabody and Upshur Acquisitions completed in the last half of 2002.

     Interest Income. Interest income was $0.3 million for the three months ended September 30, 2003, compared with $0.5 million for the same period in 2002, a decrease of 41%.  The decrease was primarily due to the liquidation of $43.4 million of U.S. Treasury notes in the last half of 2002.

     Interest Expense. Interest expense was $1.4 million for the three months ended September 30, 2003, compared with $0.5 million for the same period in 2002, an increase of $0.9 million, or 197%. The increase was due to long-term borrowings in connection with the Peabody and Upshur acquisitions in the last half of 2002.

Nine Months Ended September 30, 2003 Compared With Nine Months Ended September 30, 2002.

The following table sets forth our revenues, operating expenses and operating statistics for the nine months ended September 30, 2003 compared with the same period in 2002.

    Nine Months      Ended September 30,

Percentage

	2003	2002
        Change

Financial Highlights:	(in thousands, except prices)
Revenues:
Coal royalties	$ 35,658	$ 23,437	52%
Coal services	1,523	1,353	13%
Timber	829	1,441	(42%)
Minimum rentals	1,035	1,979	(48%)
Other	289	740	(61%)
Total revenues	39,334	28,950	36%

Operating costs and expenses:
Operating	2,488	1,886	32%
Taxes other than income	978	663	48%
General and administrative	5,199	4,658	12%
Depreciation, depletion and amortization	12,027	2,558	370%
Total operating costs and expenses	20,692	9,765	112%

Operating income

	18,642	19,185	(3%)

     Interest income

	943	1,568	(40%)

     Interest expense

	(3,536)	(1,249)	183%

Income before cumulative effect of change in accounting principle

	16,049	19,504	(18%)

     Cumulative effect of change in accounting principle

	(107)	-	-

Net Income

	$ 15,942	$ 19,504	(18%)
Operating Statistics:
Coal:
Royalty coal tons produced by lessees (tons in thousands)	19,252	10,614	81%
Average royalty per ton	$ 1.85	$ 2.21	(16%)

Timber:
Timber sales (Mbf)	4,338	7,492	(42%)
Average timber sales price per Mbf	$ 180	$ 182	(1%)

     Revenues. Our revenues for the nine months ended September 30, 2003 were $39.3 million compared with $29.0 million for the same period in 2002, representing an increase of $10.3 million, or 36%.

     Coal royalty revenues for the nine months ended September 30, 2003 were $35.7 million compared to $23.4 million for the same period in 2002, an increase of $12.3 million, or 52%, while production by our lessees increased 8.6 million tons, or 81%. The Peabody and Upshur Acquisitions in the last half of 2002 accounted for $11.5 million, or 8.4 million tons, of the increase and the remainder was primarily attributable to stronger market conditions.  Our average royalty per ton decreased to $1.85 from $2.21 over the same periods, representing a decrease of $0.36, or 16%.  The decrease is primarily attributable to the lower fixed royalty rates per ton received under leases entered into in connection with the Peabody Acquisition.

     Coal services revenues increased $0.1 million, or 13%, to $1.5 million for the nine months ended September 30, 2003, compared with $1.4 million in the same period of 2002. The slight increase was attributable to small preparation plants which we leased to two of our lessees. The coal service facility at our recently leased Coal River property in West Virginia began operations late in the third quarter of 2003.

     Timber revenues decreased to $0.8 million for the nine months ended September 30, 2003, compared with $1.4 million in the comparable period of 2002, a decrease of $0.6 million, or 42%.  Volume sold declined 3,154 Mbf, or 42%, to 4,338 Mbf in the first nine months of 2003, compared with 7,492 Mbf for the same period in 2002.  The decrease in volume sold was due to the timing of parcel sales.

     Minimum rental revenues decreased $1.0 million, or 47%, to $1.0 million for the nine months ended September 30, 2003 from $2.0 million in the comparable period of 2002.  The decrease was primarily due to a lessee rejecting our lease in bankruptcy on August 31, 2002; consequently, all deferred revenue from this respective lessee ($0.8 million) was recognized as income.  The remainder of the decrease was primarily due to the timing of expiring recoupments from our lessees.

     Other income decreased to $0.3 million for the nine months ended September 30, 2003, compared with $0.7 million for the same period in 2002.  The $0.4 million, or 61%, decrease is due to the expiration of a railroad rebate received for the use of a specific portion of railroad by one of our lessees, which was paid in full in the fourth quarter of 2002.

     Operating Costs and Expenses. Our aggregate operating costs and expenses for the nine months ended September 30, 2003 were $20.7 million, compared with $9.8 million for the same period in 2002, an increase of $10.9 million, or 112%. The increase in operating costs and expenses related primarily to an increase in depreciation, depletion and amortization.

     Operating expenses increased by 32%, to $2.5 million, for the nine months ended September 30, 2003, compared with $1.9 million in the same period of 2002.  The increase is due to costs to maintain an idle mine on our West Coal River property (see "Liquidity and Capital Resources").  We leased our West Coal River property in May 2003, and the on-going maintenance costs were assumed by the new lessee as of that date.

     Taxes other than income increased by 48%, to $1.0 million for the nine months ended September 30, 2003, compared with $0.7 million in the same period of 2002. The variance was attributable to increased property taxes as a result of assuming the property tax obligation on our West Coal River property upon re-acquiring the lease from the bankrupt lessee and an increase in West Virginia franchise taxes relating to the Peabody and Upshur Acquisitions. We leased our West Coal River property in May 2003 and the on-going property taxes were assumed by the new lessee as of that date.

     General and administrative expenses increased $0.5 million, or 12%, to $5.2 million for the nine months ended September 30, 2003, from $4.7 million in the same period of 2002. The increase was primarily attributable to increased payroll, an increase in insurance premiums and additional recurring expenses associated with the Peabody Acquisition.

     Depreciation, depletion and amortization for the nine months ended September 30, 2003 was $12.0 million compared with $2.6 million for the same period of 2002, an increase of 370%.  This increase is a result of higher depletion rates caused by higher cost bases relative to reserves added as well as increased production, both of which related primarily to the Peabody and Upshur Acquisitions completed in the last half of 2002.

     Interest Income. Interest income was $0.9 million for the nine months ended September 30, 2003, compared with $1.6 million for the same period in 2002, a decrease of 40%.  The decrease was primarily due to the liquidation of $43.4 million of U.S. Treasury notes in the last half of 2002.

     Interest Expense. Interest expense was $3.5 million for the nine months ended September 30, 2003, compared with $1.2 million for the same period in 2002, an increase of $2.3 million, or 183%. The increase was due to long-term borrowings in connection with the Peabody and Upshur Acquisitions in the last half of 2002.

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

     Cash Flows. Net cash provided by operating activities was $28.1 million for the nine months ended September 30, 2003 compared with $22.7 million for the 2002 comparable period.  The increase was primarily due to an increase in coal royalty income, offset in part by increases in interest expense and operating costs.

     Net cash used in investing activities was $3.0 million for the nine months ended September 30, 2003 compared with $0.5 million for the same period in 2002.  Capital expenditures in the first nine months of 2003 represent $3.4 million of cash used for the purchase of property and equipment, primarily related to the development a new coal loadout facility on our Coal River property in West Virginia for approximately $2.0 million (completion costs are estimated at $3.2 million).  The loadout facility, which is expected to begin operations in December 2003, is designed for the high-speed loading of 150-car unit trains.  An additional $1.1 million  of acquisition costs related to the Peabody Acquisition.

    Net cash used in financing activities was $26.7 million for the nine months ended September 30, 2003 compared with $20.9 million in 2002. Cash used in financing activities in the first nine months of 2003 included $27.1 million in distributions to unitholders representing distributions of $1.54 per unit.

     Long-Term Debt.  As of September 30, 2003, we had outstanding borrowings of $92.2 million, consisting of $2.5 million borrowed against our $50.0 million revolving credit facility and $89.7 million attributable to our senior unsecured notes ($90.0 million offset by $0.3 million fair value of interest rate swap).

     Revolving Credit Facility. On October 31, the Partnership entered into an amendment to its million revolving credit facility (the "Revolver") to increase the facility from $50 million to $100 million and to extend the maturity date to October 2006.  The Revolver is with a syndicate of financial institutions led by PNC Bank, National Association, as their agent. Based primarily on the total debt to consolidated EBITDA covenant and subsequent to our issuance of senior unsecured notes, as described below, available borrowing capacity under the Revolver as of September 30, 2003 was approximately $11 million.  The Revolver is available for general partnership purposes, including working capital, capital expenditures and acquisitions, and includes a $5.0 million sublimit that is available for working capital needs and distributions and a $5.0 million sublimit for the issuance of letters of credit.

     Indebtedness under the Revolver bears interest, at our option, at either (i) the higher of the federal funds rate plus 0.50% or the prime rate as announced by PNC Bank, National Association or (ii) the Eurodollar rate plus an applicable margin which ranges from 1.25% to 2.25% based on our ratio of consolidated indebtedness to consolidated EBITDA (as defined in the Revolver) for the four most recently completed fiscal quarters. We will incur a commitment fee on the unused portion of the Revolver at a rate per annum ranging from 0.40% to 0.50% based upon the ratio of our consolidated indebtedness to consolidated EBITDA for the four most recently completed fiscal quarters. When the Revolver matures in October 2006, it will terminate and all outstanding amounts thereunder will be due and payable. We may prepay the Revolver at any time without penalty. We are required to reduce all working capital borrowings under the working capital sublimit under the Revolver to zero for a period of at least 15 consecutive days once each calendar year.

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

The Revolver also contains financial covenants requiring us to maintain ratios of:

*	not more than 2.50:1.00 of total debt to consolidated EBITDA; and
*	not less than 4.00:1.00 of consolidated EBITDA to interest.

       In March 2003, we paid and retired a $43.4 million unsecured term loan (the "Term Loan"), which was part of our credit facility and is no longer available for future borrowings.  Part of the proceeds from our issuance of senior unsecured notes, as described below, was used to repay the Term Loan.  We are currently in compliance with all of the covenants in the Revolver.

      Senior Unsecured Notes.  In March 2003, we closed a private placement of $90 million of senior unsecured notes payable (the "Notes").  The Notes bear interest at a fixed rate of 5.77% and mature over a ten year period ending in March 2013, with semi-annual interest payments through March 2004 followed by semi-annual principal and interest payments beginning in September 2004.  Proceeds of the Notes after the payment of expenses related to the offering were used to repay and retire the $43.4 million Term Loan and to repay the majority of debt outstanding on our Revolver.

     The Notes prohibit us from making distributions to unitholders and distributions in excess of available cash if any potential default or event of default, as defined in the Notes, occurs or would result from the distribution. In addition, the Notes contain various covenants that are similar to those contained in the Revolver, with the exception of the financial covenants, which for the Notes require us to maintain ratios of:

*	not more than 3.00:1.00 of total debt to consolidated EBITDA; and
*	not less than 3.50:1.00 of consolidated EBITDA to interest.

       We are in compliance with all of the covenants of the Notes.

       Hedging Activities. In March 2003, we entered into an interest rate swap agreement with a notional amount of $30 million, to hedge a portion of the fair value of the 5.77% Notes maturing over a ten year period. This swap is designated as a fair value hedge and has been reflected as a decrease in long-term debt of $0.3 million as of September 30, 2003. Under the terms of the interest rate swap agreement, the counterparty pays us a fixed annual rate of 5.77% on a total notional amount of $30 million, and we pay the counterparty a variable rate equal to the floating interest rate which will be determined semi-annually and will be based on the six month London Interbank Offering Rate plus 2.36%.

     Excluding acquisitions, we believe our sources of funding are sufficient to meet short- and long-term liquidity needs not funded by cash flows from operations, including the payment of minimum quarterly distributions to unitholders.

Legal and Environmental

     Surface Mining Valley Fills.  Over the course of the last several years, opponents of surface mining have filed three lawsuits challenging the legality of permits authorizing the construction of valley fills for the disposal of coal mining overburden under federal and state laws applicable to surface mining activities.  Although two of these challenges were successful in the United States District Court for the Southern District of West Virginia (the "District Court"), the United States Court of Appeals for the  Fourth Circuit overturned both of those decisions in Bragg v. Robertson in 2001 and in Kentuckians For The Commonwealth v. Rivenburgh in 2003.

     On October 23, 2003, a third lawsuit involving the disposal of coal mining overburden was filed under the name of Ohio Valley Environmental Coalition v. Bulen.  In this case, which was also filed in the District Court, several public interest group plaintiffs have alleged that the Army Corps of Engineers violated the Clean Water Act ("CWA") and other federal regulations when it issued Nationwide Permit 21, a general permit for the disposal of coal mining overburden into United States waters.  This most recent suit also challenges certain individual discharge authorizations in West Virginia, including several involving the mining activities of the Partnership's lessees.  If the plaintiffs prevail in this latest lawsuit, lessees who have received authorization for discharges pursuant to Nationwide Permit 21 could be prevented from undertaking future discharges until they receive individual CWA permits, and future operations could require individual permits.  Obtaining these individual permits is likely to substantially increase both the time and the costs of obtaining CWA permits for our lessees and other coal mining operators throughout the industry where any such unfavorable ruling may be applied.  These increases could adversely affect our coal royalty revenues.  Although the Partnership expects that any ruling for the plaintiffs would be appealed to the Fourth Circuit, the coal mining industry, including the operations of our lessees, could be significantly adversely impacted by the initial effects of an adverse decision while any appeal is pending.

     Mine Health and Safety Laws. The operations of our lessees are subject to stringent health and safety standards that have been imposed by federal legislation since the adoption of the Mine Health and Safety Act of 1969. The Mine Health and Safety Act of 1969 resulted in increased operating costs and reduced productivity. The Mine Safety and Health Act of 1977, which significantly expanded the enforcement of health and safety standards of the Mine Health and Safety Act of 1969, imposes comprehensive health and safety standards on all mining operations. In addition, as part of the Mine Health and Safety Acts of 1969 and 1977, the Black Lung Acts require payments of benefits by all businesses conducting current mining operations to coal miners with black lung and to some beneficiaries of a miner who dies from this disease.

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

With respect to our unleased and inactive properties, we have some reclamation bonding requirements. In conjunction with the November 2002 purchase of equipment, we assumed reclamation and mitigation liabilities of approximately $3.0 million. We leased this property n May 2003 and have assigned all reclamation and mitigation liabilities to our new lessee.

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

     The accounting staff of the SEC is currently engaged in discussions regarding the application of certain provisions of SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," to companies in the mining industry, including those which, like the Partnership, do not actually conduct any mining operations. The Emerging Issues Task Force is considering whether the provisions of SFAS No. 141 and SFAS No. 142 require registrants to classify costs associated with coal mineral rights as intangible assets on the balance sheet, apart from other capitalized property costs, and provide specific footnote disclosures.

     Historically, we have included our owned and leased mineral interests as a component of property and equipment on our balance sheet.   It is likely that accounting standard setters will determine that costs associated with leased coal mineral interests are required to be classified as intangible assets.  Our coal acquisition costs for leased mineral interests are not significant.  However, the accounting standard setters are also considering what constitutes an "owned" mineral interest, and depending on the outcome of that interpretation, a substantial portion of our fee mineral acquisition costs since the September 30, 2001 effective date of SFAS No. 141 and 142 could also be required to be classified as an intangible asset on our balance sheet.  The Partnership's results of operations would not be affected as a result of any such reclassification, since all of our intangible assets would continue to be depleted on a unit of production basis.  Further, we do not believe any such reclassification would have any impact on our compliance with covenants under our debt agreements.

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

 We are also indirectly exposed to the credit risk our lessees if our lessees do not manage their operations well or if there is a significant decline in coal prices, our lessees may not be able to pay their debts as they become due or our coal royalty revenues could decrease due to decreased production volumes. In the fourth quarter of 2002, one of our lessees filed for bankruptcy under Chapter 11 of the Code for the second time in nine months. To date, the lessee has made all payments required under its leases.  In October 2003, another entity purchased the respective leases from the lessee in bankruptcy and we are currently in the process of assigning those leases to the new lessee.

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

      Such forward-looking statements include, among other things, statements regarding development activities, capital expenditures, acquisitions and dispositions, expected commencement dates of coal mining by our lessees, projected quantities of future coal production by our lessees producing coal from reserves leased from us, costs and expenditures, and projected demand or supply for coal, all of which may affect sales levels, prices and royalties realized by us.

       These forward-looking statements are made based upon management's current plans, expectations, estimates, assumptions and beliefs concerning future events impacting Penn Virginia Resource Partners, L.P. and, therefore, involve a number of risks and uncertainties.  We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

       Important factors that could cause the actual results of operations or financial condition of Penn Virginia Resource Partners, L.P. to differ materially from those expressed or implied in the forward-looking statements include, but are not limited to:

        *    the cost of finding new coal reserves;
        *    the ability to acquire new coal reserves on satisfactory terms;
        *    the price for which such reserves can be sold;
        *    the volatility of commodity prices for coal; the risks associated with having or not having price risk management programs;
        *    our ability to lease new and existing coal reserves;
        *    the ability of lessees to produce sufficient quantities of coal on an economic basis from our reserves;
        *    the ability of lessees to obtain favorable contracts for coal produced from our reserves;
        *    competition among producers in the coal industry generally and in Appalachia in particular;
        *    the extent to which the amount and quality of actual production differs from estimated mineable and merchantable coal reserves;
        *    unanticipated geological problems;
        *    availability of required materials and equipment;
        *    the occurrence of unusual weather or operating conditions including force majeure events;
        *    the failure of equipment or processes to operate in accordance with specifications or expectations;
        *    delays in anticipated start-up dates of coal mining and related coal infrastructure projects by our lessees;
        *    environmental risks affecting the mining of coal reserves;
        *    the timing of receipt of necessary governmental permits;
        *    labor relations and costs; accidents;
        *    changes in governmental regulation or enforcement practices, especially with respect to environmental, health and safety matters, including with respect to emissions levels applicable to coal-burning power generators;
        *    uncertainties in the coal industry relating to the outcome of litigation of permitting for the disposal of coal overburden;
        *    risks and uncertainties relating to general domestic and international economic (including inflation and interest rates) and political conditions;

        *    the experience and financial condition of  our lessees, including their ability to satisfy their royalty, environmental, reclamation and other obligations to the Partnership and others;
         *   changes in financial market conditions; and
              other risk factors detailed in the Partnership's SEC filings. Many of such factors are beyond our ability to control or predict.

        Readers are cautioned not to put undue reliance on forward-looking statements.

        While we periodically reassesses material trends and uncertainties affecting our results of operations and financial condition in connection with the preparation of Management's Discussion and Analysis of Results of Operations and Financial Condition and certain other sections contained in our quarterly, annual or other reports filed with the SEC, we do not undertake any obligation to review or update any particular forward-looking statement, whether as a  result of new information, future events or otherwise.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:

     The Partnership, under the supervision, and with the participation, of its management, including its principal executive officer and principal financial officer, performed an evaluation of the design and operation of the Partnership's disclosure controls and procedures (as defined Exchange Act Rules 13a-15(e) and 15(d)-15(e) as of the end of the period covered by this report.  Based on that evaluation, the General Partner's principal executive officer and principal financial officer concluded that such disclosure controls and procedures are effective to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is accumulated and communicated to the Partnership's management and made known to the principal executive officer and principal financial officer, particularly during the period for which this periodic report was being prepared.

(b) Changes in Internal Controls

     No changes were made in the Partnership's internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II     Other Information

Items 1, 2, 3 and 5 are not applicable and have been omitted.

Item 4.  Submission of Matters to a Vote of Unitholders

        A special meeting of the common unitholders of Penn Virginia Resource Partners, L.P. was held on July 29, 2003.  The purpose of the meeting was for unitholders to vote upon a proposal (the "Proposal") to approve

*    a change in the terms of the Partnership's class B common units issued in connection with the Peabody Acquisition to provide that each class B common unit will automatically convert into one common unit upon such approval, and

*    the Partnership's issuance of an aggregate of 2,763,158 common units in the Peabody Acquisition, including 1,240,833 common units issuable upon conversion of the class B common units.

Unitholders cast 4,895,032 votes for and 19,597 votes against the Proposal.  There were also 35,831 abstentions.

Item 6. Exhibits and Reports on Form 8-K

(a)                 Exhibits

10.1              Third Amendment to Credit Agreement dated as of October 31, 2003 among Penn Virginia Operating Co., LLC, the financial institutions party thereto (the "Lenders") and PNC Bank, National Association, as Agent for the Lenders.

10.2              First Amendment to Coal Mining Lease and Sublease dated July 25, 2003, effective as of December 19, 2002, between
                     Fieldcrest Resources, LLC and Peabody Natural Resources Company.

12                 Statement of Computation of Ratio of Earnings to Fixed Charges

31.1              Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2              Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1              Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2              Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                 Reports on Form 8-K:

                    On July 29, 2003, the Partnership filed a Current Report on Form 8-K announcing that the common unitholders of PVR approved the conversion of 1,240,833 Class B common units outstanding into the same number of common units and the issuance of an aggregate of 2,763,158 common units in connection with the Peabody Acquisition, including the common units issuable upon the conversion.

                    On August 6, 2003, the Partnership filed a Current Report on Form 8-K announcing its financial results for the three months ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENN VIRGINIA RESOURCE PARTNERS, L.P.

Date:	November 7, 2003	By:	/s/ Frank A. Pici
Frank A. Pici, Vice President and
Chief Financial Officer

Date:	November 7, 2003	By:	/s/ Forrest W. McNair
Forrest W. McNair, Vice President and
Controller