Form 10-K
period 2003-12-31
PENN VIRGINIA RESOURCE PARTNERS L P
filed 2004-03-11
CIK 1144945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission file number: 1-16735

Penn Virginia Resource Partners, L.P.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	23-3087517
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

Three Radnor Corporate Center, Suite 230

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

The aggregate market value of 8,671,213 common units held by non-affiliates of the registrant at February 26, 2004 was $297,422,606, based on the closing price of $34.30 per unit.

As of February 26, 2004, 10,425,988 common units and 7,649,880 subordinated units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

Part I

Item 1.	Business

General

Penn Virginia Resource Partners, L.P. (“the Partnership”) is a Delaware limited partnership formed by Penn Virginia Corporation (“Penn Virginia”) in July 2001 to primarily engage in the business of managing coal properties in the United States. We enter into long-term leases with experienced, third-party mine operators for the right to mine our coal reserves in exchange for royalty payments. As of December 31, 2003, our properties contained approximately 588 million tons of proven and probable coal reserves located on 241,000 acres in Virginia, West Virginia, New Mexico and eastern Kentucky. In 2003, our lessees produced 26.5 million tons of coal from our properties and paid us coal royalty revenues of $50.3 million. As of December 31, 2003, we leased an aggregate of approximately 90% of our reserves under 53 leases to 29 different operators who mine coal at 54 mines. We do not operate any mines. Approximately 72% of our 2003 coal royalty revenues and 99% of our 2002 coal royalty revenues were based on the higher of a percentage of the gross sales price or a fixed price per ton of coal they sell, with pre-established minimum monthly or annual rental payments. The balance of our 2003 and 2002 coal royalty revenues was derived from fixed royalty rate leases, which escalate annually, with pre-established minimum monthly payments (see “The Peabody Acquisition” below).

In managing our properties, we actively work with our lessees to develop efficient methods to exploit our reserves and to maximize production from our properties. Additionally, we provide fee-based coal preparation and transportation facilities to some of our lessees to enhance their production levels and to generate additional coal services revenues.

We also earn revenues from the sale of standing timber on our properties. As of December 31, 2003, we owned approximately 114,500 surface acres of timberland containing approximately 166 million board feet of inventory. The timber revenues we receive are dependent on harvest levels and the species and quality of timber harvested. Our harvest levels in any given year will depend upon a number of factors, including anticipated mining activity, timber maturation and market conditions. Any timber, which would otherwise be removed due to lessee mining operations, is harvested in advance to prevent loss of the resource. In 2003, we sold 5.3 million board feet of timber.

In 2003, 94.4% of our revenues were attributable to our coal and land leasing operations, 3.8% of our revenues were attributable to our coal services operations and 1.8% of our revenues were attributable to our timber operations.

Acquisitions and Investments in Coal Facilities

Bull Creek Loadout Facility

In January 2004, we completed the construction of a new coal loadout facility for one of our lessees on our Coal River property in West Virginia. The $4.0 million loadout facility is designed for the high-speed loading of 150-car unit trains and became operational in January 2004. We expect this facility to generate additional revenues of approximately $0.7 million in 2004, in addition to increasing coal production from this lessee.

The Peabody Acquisition

In December 2002, we acquired two properties from Peabody Energy Corporation (“Peabody”). Central to the transaction was the purchase and leaseback of approximately 120 million tons of proven and probable coal reserves (the “Reserves”) located in New Mexico (80 million tons) and West Virginia (40 million tons) (the “Peabody Acquisition”). The transaction was an acquisition of assets, in which the Partnership did not acquire from Peabody, or its affiliates, any physical facilities, mining equipment, employees, market distribution system, sales force or customer base associated with the assets acquired. As a result of the Peabody Acquisition, our total proven and probable reserves increased by approximately 25% as of December 2002 and our royalty revenues increased by 45% in 2003 over 2002. All of the Reserves were leased back to subsidiaries of Peabody by the Partnership under leases containing the terms described below under “Coal Leases.”

Approximately two-thirds, or 80 million tons, of the Reserves consist of predominantly low sulfur, low BTU coal located in New Mexico (the “Lee Ranch Reserves”) and are being mined by an affiliate of Peabody at the Lee Ranch mine by a combination of the dragline and truck-and-shovel surface mining methods. For a description of the dragline and truck-and-shovel mining methods, see “Item 2. Properties—Coal Reserves and Production.” The Lee Ranch Reserves are trucked from the mine to a loading facility which blends and loads the coal via conveyor belts into railcars for delivery to Peabody’s customers. Production from the Lee Ranch mine during the year ended December 31, 2003 was 7.0 million tons which generated $9.4 million of coal royalty revenues and $1.1 million of deferred income. Production from the Lee Ranch Reserves during 2004 is expected to be between 5.3 and 6.0 million tons. We anticipate that the Lee Ranch Reserves will be exhausted in approximately 2015.

Approximately one-third, or 40 million tons, of the Reserves consist of predominantly high sulfur, high BTU coal located in northern West Virginia (the “Federal Reserves”) which are being mined by a second affiliate of Peabody (together, the “Peabody Lessees”) at the Federal No. 2 mine predominantly by the longwall underground mining method. For a description of the longwall mining method, see “Item 2. Properties—Coal Reserves and Production.” Peabody has a preparation plant located in close proximity to the Federal No. 2 mine and they load the processed coal onto railcars at a unit train loading facility for delivery to their customers. Production from the Federal No. 2 mine for the year ended December 31, 2003 was approximately 4.3 million tons which generated $4.7 million in coal royalty revenues and $0.4 million of deferred income. Production from the Federal Reserves during 2004 is expected to be between 4.2 and 4.8 million tons. We anticipate that the Federal Reserves will be exhausted in approximately 2011.

The Peabody Acquisition, which included 8,800 mineral acres, was funded with $72.5 million in cash and the issuance by the Partnership to Peabody of 1,522,325 common units and 1,240,833 class B common units. In July 2003, 241,000 Class B common units were released from escrow in exchange for certain title transfers in New Mexico. All of the Class B common units were converted into common units in accordance with their terms, upon the approval of PVR common unitholders in July 2003. As of December 31, 2003, 52,700 of the common units were being held in escrow pending Peabody acquiring and transferring to us approximately one million tons of coal reserves located in West Virginia. As a result of the units held in escrow, approximately one million tons of coal reserves and 52,700 common units were not included in property, plant and equipment or partners’ capital, respectively, at December 31, 2003. In December 2003 and January 2004, Peabody sold 1,150,000 of its common units in a public offering sponsored by the Partnership.

The Peabody Acquisition provides geographic diversity by exposing us to new markets in the western United States and in northern Appalachia. The inclusion of Peabody as a significant part of our lessee mix adds additional strength and stability to our lessee group. In addition, Peabody is incentivized to source additional assets to the Partnership in the future. This incentive is derived not only from Peabody’s ownership of our common units, but also from the right to share in our general partner’s incentive distribution rights if Peabody sells us additional coal assets in the future. See “Incentive Distribution Rights.”

The Upshur Acquisition

In August 2002, we purchased approximately 16 million tons of proven and probable coal reserves located on the Upshur properties in northern Appalachia for $12.3 million (the “Upshur Acquisition”). The Upshur Acquisition was our first investment outside of central Appalachia. The properties, which include approximately 18,000 mineral acres, contain predominatly high sulfur, high BTU coal reserves.

The West Coal River Acquisition

In May 2001, we acquired the Fork Creek property in West Virginia, which we now refer to as our West Coal River property, by purchasing approximately 53 million tons of coal reserves for $33 million. In early 2002, the operator at West Coal River filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. West Coal River’s operations were subsequently idled on March 4, 2002. The operator continued to pay minimum royalties until we recovered our lease on August 31, 2002. In November 2002, we purchased various infrastructure at West Coal River, including a 900 ton per hour coal preparation plant and a unit train loading facility, and a railroad-granted rebate on coal loaded through the facility for $5.1 million plus the assumption of approximately $2.4 million in reclamation liabilities and approximately $0.6 million of stream mitigation obligations. We leased this property in May 2003 and have assigned all reclamation and mitigation liabilities to the new lessee, which agreed to be responsible for those liabilities. The new lessee began operations in the third quarter of 2003.

Business Strategy

Our principal business strategies are to:

•	Focus first on eastern coal. We have been engaged in the coal land management business in Appalachia since 1882. We actively pursue opportunities to expand our eastern reserves through acquisition of additional coal reserves and exploration of our existing properties. In 2002, we closed the Peabody and Upshur Acquisitions, acquiring an additional aggregate of 56 million tons of coal reserves located in northern Appalachia. We also provide technical support and fee-based coal preparation and transportation facilities to our lessees to maximize production levels and ultimate reserve recovery on our properties. Our technical staff has an average experience of over 25 years in the coal industry and considerable operational expertise. Our staff regularly reviews mining plans and consults with our lessees to develop efficient methods of exploiting our reserves. In addition, we initiate and fund exploration and infrastructure projects to enhance production and maximize reserve recovery.

•	Expand geographic diversity of our reserves. We actively pursue opportunities to expand the geographic diversity our reserves through the acquisition of additional coal reserves. In 2002, we closed the Peabody and Upshur Acquisitions, acquiring an additional aggregate of approximately 136 million tons of coal reserves, all of which were located outside of central Appalachia, where our operations have been centered historically. These acquisitions included approximately 23,000 mineral acres located in the western United States and northern Appalachia.

•	Diversify our lessee base and sources of coal-related revenues. As of December 31, 2003, the Partnership leased its coal reserves under 53 leases to 29 different operators, who are mining coal at 38 underground mines and 16 surface mines. The addition of the Peabody and Upshur acquisitions further diversified our base and enhanced the stability of our cash flow. We intend to continue to diversify our lessee base and revenue sources to further enhance our cash flow. In addition to coal royalty revenues, we also generate coal services revenues through fee-based coal preparation and transportation facilities. We intend to continue to look for opportunities to increase our fee-based asset revenues through acquisitions of assets such as rail car or barge loading facilities, terminals and coal preparation plants, specifically those that serve multiple operators and end-users. These types of fee-based assets are typically long-lived and generally produce steady and predictable cash flows.

•	Pursue other opportunities. In addition to coal reserves, infrastructure and related assets, we intend to pursue other types of long-term assets with stable cash flows. For example, one of our attributes is our relationship with Penn Virginia, a publicly held energy company which is engaged in the exploration, development and production of oil and natural gas. See “Ownership by and Relationship with Penn Virginia Corporation.” Penn Virginia’s expanding operations in Appalachia, the Gulf Coast and other regions exposes us to a number of opportunities to purchase oil and natural gas gathering systems and other infrastructure assets, which are generally well suited assets for master limited partnerships.

•	Maintain financial flexibility. During 2003, we completed a private placement of $90 million of 5.77% senior unsecured notes the proceeds of which were used to repay debt incurred in connection with the Peabody and Upshur Acquisitions. In February 2004, the notes received an investment grade rating of BBB (low) from Dominion Bond Rating Service. In 2003, we also increased our revolving credit facility from $50 million to $100 million. The Credit Facility had a borrowing capacity of approximately $17 million on December 31, 2003. As we carry out our strategy, we believe that the borrowing capacity under our revolver will increase. Finally, in November 2003, we also filed a $300 million universal shelf registration statement with the Securities and Exchange Commission which provides us the means to respond promptly to acquisition opportunities and the flexibility to issue equity or debt in connection with those opportunities.

Coal Leases

The Partnership earns most of its coal royalty revenues under long-term leases that generally require our lessees, to make royalty payments to us based on the higher of a percentage of the gross sales price or a fixed price per ton of coal they sell. Approximately 72% of our 2003 coal royalty revenues and 99% of our 2002 coal royalty revenues were collected under this type of variable rate lease. The balance of our coal royalty revenues are earned under two long term leases for the Lee Ranch Reserves and the Federal Reserves, which require the Peabody Lessees to make royalty payments to us based on fixed royalty rates per ton of coal sold, which rates escalate annually. Under the lease for the Lee Ranch Reserves (the “Lee Ranch Lease”), the initial royalty payment in 2003 was $1.50 per ton and escalates annually until it reaches $2.48 per ton on January 1, 2014. Under the lease for the Federal Reserves (the “Federal Lease” and, together with the Lee Ranch Lease, the “Peabody Leases”), the initial royalty payment in 2003 was $1.09 per ton and escalates annually until it reaches $1.75 per ton on January 1, 2010. A typical lease either expires upon exhaustion of the leased reserves, which is the case with the two Peabody Leases, or has a five to ten-year base term, with the lessee having an option to extend the lease for at least five years after the expiration of the base term.

Substantially all of our leases require the lessee to pay minimum rental payments in monthly or annual installments, even if no mining activities are ongoing. These minimum rentals are recoupable, usually over a period from one to three years from the time of payment, against the production royalties owed to the Partnership once coal production commences. The Lee Ranch Lease and the Federal Lease require the Peabody Lessees to pay to the Partnership annual minimum rental payments of $2.0 million and $5.0 million, respectively, which are recoupable against production royalties due over the life of the applicable lease.

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

Ownership by and Relationship with Penn Virginia Corporation

One of the Partnership’s attributes is its relationship with Penn Virginia, a publicly held energy company based in Radnor, Pennsylvania. Penn Virginia has been engaged in the coal royalty business since 1882 and is also engaged in the exploration, development and production of oil and natural gas. Penn Virginia formed the Partnership in July 2001 to own and operate substantially all of the assets and assume the liabilities relating to Penn Virginia’s coal land management business. The Partnership completed its initial public offering (the “IPO”) of 7,475,000 common units at a price of $21.00 per unit on October 30, 2001. Penn Virginia has a significant interest in the Partnership through its indirect ownership of a 42% limited partner interest and the 2% sole general partner interest in us.

Penn Virginia has a history of successfully completing energy acquisitions. The Partnership pursues acquisitions independently and has the opportunity to participate jointly with Penn Virginia in reviewing potential acquisitions. These may include acquisitions of properties containing multiple natural resources, such as oil, natural gas, coal and timber as well as infrastructure related to those resources such as natural gas gathering systems and coal preparation plants and loading facilities. The Partnership would expect to retain all coal reserves and related infrastructure, all timber resources and all natural gas gathering systems acquired in any such joint acquisition and expects to allocate the remaining purchased assets between the Partnership and Penn Virginia as appropriate after considering each entity’s characteristics and strategies. We expect that our ability to participate in potential acquisitions with, and our access to the experienced management team and industry contacts of, Penn Virginia will benefit us.

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

Partnership Structure and Management

Our operations are conducted through, and our operating assets are owned by, our subsidiaries. We own our subsidiaries through an operating company, Penn Virginia Operating Co., LLC (the “Operating Company”). At February 26, 2004, our Partnership structure was as follows:

•	Penn Virginia Resource GP, LLC, our general partner and an indirect wholly owned subsidiary of Penn Virginia, owns the 2% general partner interest in us;

•	Penn Virginia Resource LP Corp., and Kanawha Rail Corp. and Penn Virginia Resource GP, LLC, indirect wholly owned subsidiaries of Penn Virginia, own an aggregate of 141,617 common units and 7,649,880 subordinated units, representing an aggregate 42% limited partner interest in us;

•	we own 100% of the member interests in the Operating Company; and

•	the Operating Company owns 100% of the member interests in its subsidiaries, which include Fieldcrest, LLC, Suncrest, LLC, Loadout, LLC, K Rail, LLC and Wise, LLC.

Our general partner and its affiliates are entitled to distributions on the general partner interest and on any common units and subordinated units they hold. Additionally, our general partner is entitled to distributions on its incentive distribution rights. Our general partner has sole responsibility for conducting our business and for managing our operations. Our general partner will not receive any management fee or other compensation in connection with its management of our business, but will be entitled to be reimbursed for all direct and indirect expenses incurred on our behalf. See “Note 10—Related Party Transactions—General and Administrative—to Consolidated Financial Statements.”

Partnership Distributions

Cash Distributions

The Partnership paid cash distributions of $2.06 per common and subordinated unit for the year ended December 31, 2003. For 2004, we expect to make distributions of not less than $2.08 per common unit and subordinated unit.

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

•	First, 98% to all unitholders, and 2% to the general partner, until each unitholder has received a total of $0.55 per unit for that quarter (the “first target distribution”);

•	Second, 85% to all unitholders, and 15% to the general partner, until each unitholder has received a total of $0.65 per unit for that quarter (the “second target distribution”);

•	Third, 75% to all unitholders, and 25% to the general partner, until each unitholder has received a total of $0.75 per unit for that quarter (the “third target distribution”); and

•	Thereafter, 50% to all unitholders and 50% to the general partner.

In each case, the amount of the target distribution set forth above is exclusive of any distributions to common unitholders to eliminate any cumulative arrearages in payment of the minimum quarterly distribution on the common units. In conjunction with the Peabody Acquisition, our general partner issued a special membership interest which entitles Peabody to receive increased percentages, starting at zero and increasing up to 40%, of payments we make to our general partner with respect to incentive distribution rights if we purchase additional assets from Peabody in the future.

Subordination Period. During the subordination period, which we describe below, the common units have the right to receive distributions of available cash from operating surplus in an amount equal to the minimum quarterly distribution, plus arrearages in the payment of any minimum quarterly distribution from prior quarters, before any distributions of available cash from operating surplus can be made on the subordinated units.

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

In connection with the Peabody Acquisition, Peabody designated one director to serve on the Board of Directors of our general partner. This director has fiduciary duties to Peabody as well as those he has to the Partnership and our general partner as a director of our general partner. Conflicts of interest may arise for this designee as a result of these relationships.

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

Risks Inherent in Our Business

Our business involves several inherent risks. These risks include:

Business Related Risks

•	We may not have sufficient cash to enable us to pay the minimum quarterly distribution each quarter.

•	Our business will be adversely affected if we are unable to replace or increase our reserves through acquisitions.

•	If our lessees do not manage their operations well, their production volumes and our coal royalty revenues could decrease.

•	Lessees could satisfy obligations to their customers with coal from properties other than ours, depriving us of the ability to receive amounts in excess of the minimum royalty payments.

•	Coal mining operations are subject to numerous operational risks that could result in lower coal royalty revenues and also reduce reserve recovery.

•	A substantial or extended decline in coal prices could reduce our coal royalty revenues and the value of our coal reserves.

•	We depend on a limited number of primary operators for a significant portion of our coal royalty revenues, and the loss of or reduction in production from any of our major lessees could reduce our coal royalty revenues.

•	If our lessees do not receive payments on a timely basis from their customers, their cash flow would be adversely affected, which could cause our cash flow to adversely affected.

•	Due to restrictions under our existing or future debt agreements, competition from other coal companies, or the lack of suitable acquisition candidates, we may not be able to grow and our business will be adversely affected if we are unable to replace or increase our reserves through acquisitions.

•	Any debt we incur could reduce our ability to pay distributions to unitholders.

•	Our lessees’ work force could become increasingly unionized in the future.

•	Fluctuations in transportation costs and the availability or reliability of transportation could reduce the production of coal mined from our properties

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

The Clean Air Act also imposes standards on sources of hazardous air pollutants. These standards have not yet been extended to coal mining operations, but on January 30, 2004, the EPA proposed regulations to control emissions of mercury, a hazardous air pollutant, from power plants that combust coal, as well as nitrogen oxides and sulfur dioxide, which are also power plant pollutants, in 29 states. Like other environmental regulations, these standards and future standards could result in a decreased demand for coal.

In addition to EPA proposals, various members of Congress have proposed so-called multi-pollutant bills, which could regulate nitrogen oxides, sulfur dioxide and other emissions, including carbon dioxide, from power plants that combust coal and the regulation of greenhouse gases that contribute to global warming could occur either pursuant to regulatory changes under the Clean Air Act, regulations by states, or future U.S. treaty obligations. While the details of proposed initiatives to regulate air emissions vary, there is a movement toward increased regulation of emissions of pollutants from the combustion of fossil fuels, including coal. If such initiatives are enacted into law, power plants could choose to shift away from coal as a fuel source to meet these requirements.

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

Surface Mining Valley Fills. Over the course of the last several years, opponents of surface mining have filed three lawsuits challenging the legality of permits authorizing the construction of valley fills for the disposal of coal mining overburden under federal and state laws applicable to surface mining activities. Although two of these challenges were successful in the United States District Court for the Southern District of West Virginia (the “District Court”), the United States Court of Appeals for the Fourth Circuit overturned both of those decisions.

On October 23, 2003, a third lawsuit involving the disposal of coal mining overburden was filed under the name of Ohio Valley Environmental Coalition v. Bulen. In this case, which was also filed in the District Court, several public interest group plaintiffs have alleged that the Army Corps of Engineers violated the Clean Water Act (“CWA”) and other federal regulations when it issued Nationwide Permit 21, a general permit for the disposal of coal mining overburden into United States waters. This most recent suit also challenges certain individual discharge authorizations in West Virginia, including several involving the mining activities of the Partnership’s lessees. If the plaintiffs prevail in this latest lawsuit, lessees who have received authorization for discharges pursuant to Nationwide Permit 21 could be prevented from undertaking future discharges until they receive individual CWA permits, and future operations could require individual permits. Obtaining these individual permits is likely to substantially increase both the time and the costs of obtaining CWA permits for our lessees and other coal mining operators throughout the industry where any such unfavorable ruling may be applied. These increases could adversely affect our coal royalty revenues. Although the Partnership expects that any ruling for the plaintiffs would be appealed to the Fourth Circuit, the coal mining industry, including the operations of our lessees, could be significantly adversely impacted by the initial effects of an adverse decision while any appeal is pending.

• West Virginia Anti-degradation Policy. As a result of a September 2003 decision by the District Court in Ohio Valley Environmental Coalition v. Whitman, the State of West Virginia is currently implementing the CWA without an EPA-approved anti-degradation implementation policy, which would apply in cases of pollutant discharges into waters that have been designated as high quality waters by the State. In this case, the District Court vacated EPA’s previous approval of the West Virginia anti-degradation policy after the District Court determined that the State’s policy did not comply with the requirements of the CWA. The West Virginia anti-degradation policy had included a number of exceptions, including one for parties holding general CWA permits, from anti-degradation review requirements. The District Court ruled that this exemption and certain other provisions of the West Virginia anti-degradation policy were not consistent with the requirements of the CWA.

The EPA has reportedly decided not to appeal this decision and is instead proceeding with a policy review. Our lessees seek permits to discharge into high quality waters under a new policy which does not include such an exception. Permit applications will likely be required to undergo the public and intergovernmental scrutiny associated with an anti-degradation review, which may either delay the issuance or reissuance of CWA permits, require the use of more costly control measures or lead to the denial of these permits. The delay, denial or added costs of complying with these permits may increase the costs of coal production, potentially reducing our royalty revenues.

• Mine Health and Safety Laws. Stringent safety and health standards have been imposed by federal legislation since the adoption of the Mine Health and Safety Act of 1969. The Mine Health and Safety Act of 1969 resulted in increased operating costs and reduced productivity. The Mine Safety and Health Act of 1977, which significantly expanded the enforcement of health and safety standards of the Mine Health and Safety Act of 1969, imposes comprehensive safety and health standards on all mining operations. In addition, as part of the Mine Health and Safety Acts of 1969 and 1977, the Black Lung Acts require payments of benefits by all businesses conducting current mining operations to coal miners with black lung and to some survivors of a miner who has died from this disease. Since we do not operate any mines and do not employ any coal miners, we are not subject to such laws and regulations.

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

In order to obtain mining permits and approvals from state regulatory authorities, mine operators, including our lessees, must submit a reclamation plan for restoring, upon the completion of mining operations, the mined property to its prior condition, productive use or other permitted condition. Typically, our lessees submit the necessary permit applications between 12 and 18 months before they plan to begin mining a new area. In our experience, permits generally are approved within 12 months after a completed application is submitted. In the past, our lessees have generally obtained their mining permits without significant delay. Our lessees have obtained or applied for permits to mine a majority of the reserves that are currently planned to be mined over the next five years. Our lessees are also in the planning phase for obtaining permits for the additional reserves planned to be mined over the following five years. However, there are no assurances that they will not experience difficulty in obtaining mining permits in the future.

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

Employees and Labor Relations

We have no employees. To carry out our operations, our general partner and its affiliates employed 32 employees who directly supported our operations at December 31, 2003. The general partner considers current employee relations to be good.

Available Information

The Partnership’s internet address is www.pvresource.com. We make available free of charge on or through our Internet website, our Governance Principles, Code of Business Conduct and Ethics, Executive and Financial

Officer Code of Ethics and Audit Committee Charter, and we will provide copies of such documents to any shareholder who so requests. We also make available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Item 2.	Properties

Title to Property

Of the 588 million tons of proven and probable coal reserves as of December 31, 2003, we owned the mineral interests and the majority of related surface rights to 544 million tons, or 93%, and we lease the remaining 44 million tons, or 7%, from unaffiliated third parties. In addition to the revenues we receive from our coal business, we also earn revenues from the sale of timber. At December 31, 2003, we owned 114,500 surface acres of timberland containing 166 million board feet of timber inventory.

Coal Reserves and Production

As of December 31, 2003, we had approximately 588 million tons of proven and probable coal reserves located on 241,000 acres in Virginia, West Virginia, New Mexico and eastern Kentucky. Our reserves are located on six separate properties:

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

Our lessees mine coal using both underground and surface methods. Our lessees currently operate 16 surface mines and 38 underground mines. Approximately 55% of the coal produced from our properties in 2003 came from underground mines and 45% came from surface mines. Most of our lessees use the continuous mining method in all of the underground mines located on our properties. In continuous mining, main airways and transportation entries are developed and remote-controlled continuous miners extract coal from “rooms,” leaving “pillars” to support the roof. Shuttle cars transport coal to a conveyor belt from transportation entries to the surface. In several underground mines, our lessees use two continuous miners running at the same time, also known as a supersection, to improve productivity and reduce unit costs.

Two of our lessees use the longwall mining method to mine underground reserves. Longwall mining uses hydraulic jacks or shields, varying from four feet to twelve feet in height, to support the roof of the mine while a mobile cutting shearer advances through the coal. Chain conveyors then move the coal to a standard deep mine conveyor belt system for delivery to the surface. Continuous mining is used to develop access to long rectangular panels of coal that are mined with longwall equipment, allowing controlled subsidence behind the advancing machinery. Longwall mining is typically highly productive when used for large blocks of medium to thick coal seams.

Surface mining methods used by our lessees include use auger and highwall miners, in conjunction with surface mining, to enhance production, improve reserve recovery and reduce unit costs. On our New Mexico property, a combination of the dragline and truck-and-shovel surface mining methods is used to mine the coal. Dragline and truck-and-shovel mining uses large capacity machines to remove overburden to expose the coal seams. Shovels then load the coal in haul trucks for transportation to a loading facility.

Our lessees’ customers are primarily utilities. Coal produced from our properties is transported by rail, barge and truck, or a combination of these means of transportation. Coal from the Virginia portion of the Wise property and the Buchanan property is primarily shipped to electric utilities in the Southeast by the Norfolk Southern railroad. Coal from the Kentucky portion of the Wise property is primarily shipped to electric utilities in the Southeast by the CSX railroad. Coal from the Coal River and Spruce Laurel properties is shipped to steam and metallurgical customers by the CSX railroad, by barge along Kanawha River, by truck or by a combination thereof. Coal from the Northern Appalachia property is shipped by barge on the Monongahela River, by truck and by the CSX and Norfolk Southern railroads. Coal from the New Mexico property is shipped to steam markets in New Mexico and Arizona by the Burlington Northern Santa Fe railroad. All of our properties contain and have access to numerous roads and state or interstate highways.

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

	2003		2002		2001
Property	Royalty Revenues	Minimum Rentals	Royalty Revenues	Minimum Rentals	Royalty Revenues	Minimum Rentals
	(in thousands)
Wise	$21,413	3,894	$20,420	$3,996	$19,987	$4,321
Coal River	9,469	4,542	5,263	3,532	7,967	4,256
New Mexico	9,398	2,000	259	70	—	—
Northern Appalachia	6,273	5,000	816	280	—	—
Spruce Laurel	3,052	1,570	3,732	695	3,293	640
Buchanan	707	460	868	540	1,118	540

Grand Total	$50,312	$17,466	$31,358	$9,113	$32,365	$9,757

The following table sets forth production data and reserve information with respect to each of our six properties:

	Production Year Ended December 31,			Proven and Probable Reserves at December 31, 2003
Property	2003	2002	2001	Under- ground	Surface	Total
	(tons in millions)
Wise	9.341	8.945	8.961	186.5	25.2	211.7
Coal River	3.909	2.493	4.043	128.0	73.2	201.2
New Mexico	6.265	0.173	—	—	73.3	73.3
Northern Appalachia	5.108	0.448	—	46.5	2.5	49.0
Spruce Laurel	1.471	1.774	1.704	35.4	15.9	51.3
Buchanan	0.369	0.448	0.598	1.6	0.1	1.7

Total	26.463	14.281	15.306	398.0	190.2	588.2

Of the 588.2 million tons of proven and probable coal reserves to which we had rights as of December 31, 2003, we owned the mineral interests and the related surface rights to 396.9 million tons, or 67.5%, and we owned the mineral interests only to 147.6 million tons, or 25.1%. We lease the mineral rights to the remaining 43.7 million tons, or 7.4%, from unaffiliated third parties and, in turn, sublease these reserves to our lessees. For the reserves we lease from third parties, we pay royalties to the owner based on the amount of coal produced from the lease reserves. Additionally, in some instances, we purchase surface rights or otherwise compensate surface right owners for mining activities on their properties. In 2003, our expenses to third-party surface and mineral owners aggregated $2.7 million.

The following table sets forth the coal reserves we own and lease with respect to each of our coal properties as of December 31, 2003:

	Owned
Property	Surface and Mineral Interests	Mineral Interests Only	Leased	Total
	(tons in millions)
Wise	203.4	8.3	0.0	211.7
Coal River	145.7	20.3	35.2	201.2
New Mexico	0.0	69.4	3.9	73.3
Northern Appalachia	0.0	49.0	0.0	49.0
Spruce Laurel	47.8	0.0	3.5	51.3
Buchanan	0.0	0.6	1.1	1.7

Total	396.9	147.6	43.7	588.2

At December 31, 2003, our reserve estimates are prepared from geological data assembled and analyzed by our general partner’s geologists and engineers. These estimates are compiled using geological data taken from thousands of drill holes, adjacent mine workings, outcrop prospect openings and other sources. These estimates also take into account legal, qualitative technical and economic limitations that may keep coal from being mined. Reserve estimates will change from time to time due to mining activities, analysis of new engineering and geological data, acquisition or divestment of reserve holdings, modification of mining plans or mining methods and other factors.

We classify low sulfur coal as coal with a sulfur content of less than 1.0%, medium sulfur coal as coal with a sulfur content between 1.0% and 1.5% and high sulfur coal as coal with a sulfur content of greater than 1.5%. Compliance coal is that portion of low sulfur coal that meets compliance standards for Phase II of the Clean Air Act Amendments. As of December 31, 2003, approximately 32.8% of our reserves met compliance standards for Phase II of the Clean Air Act Amendments. There were no compliance reserves in the reserves acquired in the Peabody Acquisition. The following table sets forth our estimate of the sulfur content and the typical clean coal quality of our recoverable coal reserves at December 31, 2003.

			Sulfur Content					Typical Clean Coal Quality
			Reserves as of 12/31/03					Heat Content
Property	Type of Coal	Compliance(1)	Low Sulfur(2)	Medium Sulfur	High Sulfur	Sulfur Unclassified	Total	(Btu per Pound)(3)	Sulfur (%)	Ash (%)
		(tons in millions)
Wise	Steam/Metallurgical	58.6	115.6	51.6	33.9	10.6	211.7	12,700	1.20	9.50
Coal River	Steam/Metallurgical	105.0	153.6	25.8	7.4	14.4	201.2	12,500	0.82	6.00
New Mexico	Steam	0.0	42.0	25.6	5.7	0.0	73.3	9,200	0.89	17.80
Northern Appalachia	Steam/Metallurgical	0.0	0.0	0.0	49.0	0.0	0.0	12,900	2.58	8.80
Spruce Laurel	Steam/Metallurgical	28.4	43.0	3.3	0.1	4.9	51.3	12,700	0.80	5.50
Buchanan	Steam/Metallurgical	1.0	1.7	0.0	0.0	0.0	1.7	12,900	0.83	6.20

Total		193.0	355.9	106.3	96.1	29.9	588.2

(1)	Compliance coal is low sulfur coal which, when burned, emits less than 1.2 pounds of sulfur dioxide per million Btu. Compliance coal meets the sulfur dioxide emission standards imposed by Phase II of the Clean Air Act Amendments without blending in other coals or using sulfur dioxide reduction technologies. Compliance coal is a subset of low sulfur coal and is, therefore, also reported within the amounts for low sulfur coal.
(2)	Includes compliance coal.
(3)	As-received Btu per pound includes the weight of moisture in the coal on an as sold basis.

The following table shows the reserves we lease to mine operators by property.

	Proven And Probable Reserves As of December 31, 2003
Property	Controlled	Leased (Out)	Percentage Leased (Out)
	(tons in millions)
Wise	211.7	182.5	86.2%
Coal River	201.2	172.0	85.5%
New Mexico	73.3	73.3	100.0%
Northern Appalachia	49.0	48.8	99.6%
Spruce Laurel	51.3	51.3	100.0%
Buchanan	1.7	1.7	100.0%

Total	588.2	529.6	90.0%

The Wise Property

The Wise property consists of 103,000 acres located in Wise and Lee Counties, Virginia, and Letcher and Harlan Counties, Kentucky. We own 66,000 acres in fee and own the mineral interests in an additional 37,000 acres. We first acquired the majority of this property in 1882, and the first lease entered into with a lessee for a portion of this property was in 1902. As of December 31, 2003, the property included 212 million tons of coal reserves and related infrastructure, including a unit train loadout facility capable of loading 4,500 tons of coal per hour that can sample, blend and load coal into unit trains of up to 108 railcars within a four-hour period.

As of December 31, 2003, we leased 86% of the Wise property reserves pursuant to 22 separate leases. Production from the property totaled 9.3 million tons for the year ended December 31, 2003 and was shipped to our lessees’ customers via truck, the Norfolk Southern railroad and the CSX railroad.

The Coal River Property

The Coal River property consists of 84,000 acres located in Boone, Fayette, Kanawha, Lincoln and Raleigh Counties, West Virginia. We own 53,000 acres in fee, the mineral interests to 19,000 acres and lease 12,000 acres from third parties. We acquired rights to this property pursuant to four acquisitions between 1996 and 2002, and the first lease we entered into with a lessee for this property was in 1996. As of December 31, 2003, the Coal River property included 201 million tons of proven and probable coal reserves in West Virginia and related infrastructure and other assets, including a coal loading dock on the Kanawha River, a 900-ton per hour coal preparation plant, a unit train loading facility and a modular coal preparation plant. In January 2004, we completed the construction of a new coal loadout facility for one of our lessees on our Coal River property in West Virginia. The $4.0 million loadout facility is designed for the high-speed loading of 150-car unit trains and became operational in January 2004.

As of December 31, 2003, we leased 86% of the Coal River property reserves pursuant to 11 leases. Production from the property totaled 3.9 million tons for the year ended December 31, 2003 and was shipped to our lessees’ customers via truck, barge and the CSX railroad.

The New Mexico Property

The New Mexico property consists of over 4,000 acres located in McKinley County, New Mexico. We acquired the mineral interests to this property in December 2002 in connection with the Peabody Acquisition. As of December 31, 2003, the New Mexico property included approximately 73 million tons of proven and probable coal reserves

As of December 31, 2003, we leased all of the New Mexico property reserves to Peabody. Production from the property totaled 6.3 million tons for the year ended December 31, 2003 and was shipped to our lessee’s customers via the Burlington Northern Santa Fe railroad.

The Northern Appalachia Property

The Northern Appalachia property consists of over 18,000 acres of mineral interests located in Barbour, Harrison, Lewis, Monongalia and Upshur Counties, West Virginia. We acquired the mineral interests to this property through the Upshur Acquisition in August 2002 and the Peabody Acquisition in December 2002. As of December 31, 2003, the Northern Appalachia property included approximately 49 million tons of proven and probable coal reserves and approximately one million tons of reserves which we have not included in the total reserves in our combined and consolidated financial statements for the year ended December 31, 2003. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Acquisitions.”

As of December 31, 2003, we leased substantially all of the Northern Appalachia property reserves pursuant to eight leases. Production from the property totaled 5.1 million tons for the year ended December 31, 2003 and was shipped to our lessees’ customers via truck, barge and the CSX and Norfolk Southern railroads.

The Spruce Laurel Property

The Spruce Laurel property consists of 12,000 acres located in Boone and Logan Counties, West Virginia. We own 10,000 acres in fee and lease 2,000 acres from third parties. We first acquired the rights to this property in 1963. As of December 31, 2003, the Spruce Laurel property included approximately 51 million tons of proven and probable coal reserves.

As of December 31, 2003, we leased all of the Spruce Laurel property reserves pursuant to eight leases. Production from the Spruce Laurel property was 1.5 million tons for the year ended December 31, 2003 and was shipped to our lessees’ customers via a belt line and the CSX railroad.

The Buchanan Property

The Buchanan property consists of 20,000 acres located in Buchanan County, Virginia. We own the mineral interests to 6,500 acres, and we lease the mineral rights to 13,400 acres from third parties. We first acquired the rights to this property in 1997. As of December 31, 2003, the Buchanan property included approximately 1.7 million tons of coal reserves, all of which are low sulfur.

As of December 31, 2003, we leased all of the Buchanan property reserves pursuant to three leases. Production from the Buchanan property was 0.4 million tons for the year ended December 31, 2003 and was shipped to our lessees’ customers via the Norfolk Southern railroad and via truck.

Timber

The Partnership’s approximately 166 million board feet (“Mbf”) of timber inventory only includes timber that can be harvested and is greater than 12 inches in diameter. Our timberlands are located on our Wise, Spruce Laurel and Coal River properties and contain various hardwood species, including red oak, white oak, yellow poplar and black cherry. In 2003, we sold 5.3 Mbf of timber, which generated timber revenues of $1.0 million. Timber is sold in a competitive bid process involving sales of standing timber on individual parcels and, from time to time, on a contract basis where independent contractors harvest and sell the timber. Timber revenues are recognized when the timber has been sold or harvested by the independent contractors. Title and risk of loss pass to the independent contractors upon the execution of the contract. In addition, if the contractors do not harvest the timber within the specified time period, the title of the timber reverts back to the Partnership with no refund of original payment.

Item 3.	Legal Proceedings

Legal Proceedings

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceedings. In addition, we are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us, under the various environmental protection statutes to which we are subject. See “Item 1. Business—Risks Inherent in Our Business” above for a more detailed discussion of our material environmental obligations.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

Part II

Item 5.	Market for the Registrant’s Common Units and Related Unitholder Matters

Market Information

Our common units are listed on the New York Stock Exchange, Inc. (the “Exchange”) under the symbol “PVR.” The high and low sales prices (composite transactions) in 2003 and 2002, respectively, were as follows:

	2003		2002
Quarter	High	Low	High	Low
First	$24.38	$20.95	$26.05	$21.70
Second	29.50	24.20	24.26	19.70
Third	30.30	27.78	21.21	17.54
Fourth	$35.30	$29.70	$20.98	$19.10

The quarterly cash distributions paid in 2002 and 2003 were as follows:

Period Covered by Distribution	Record Date	Payment Date	Amount Per Unit
Fourth quarter 2001	January 16, 2002	February 14, 2002	$0.34
First quarter 2002	May 15, 2002	May 15, 2002	$0.50
Second quarter 2002	August 1, 2002	August 14, 2002	$0.50
Third quarter 2002	November 1, 2002	November 14, 2002	$0.50
Fourth quarter 2002	January 28, 2003	February 14, 2003	$0.50
First quarter 2003	May 6, 2003	May 14, 2003	$0.52
Second quarter 2003	August 5, 2003	August 14, 2003	$0.52
Third quarter 2003	November 4, 2003	November 14, 2003	$0.52

We issued subordinated units in October 2001, all of which are held by two affiliates of our general partner. There is no established public trading market for these units.

Equity Holders

As of February 26, 2004, there were approximately 6,400 holders of our common units and two holders of our subordinated units.

Distributions

For the year ended December 31, 2003, the Partnership paid cash distributions of $2.06 per common and subordinated unit. For 2004, we expect to pay distributions of at least $2.08 per common unit and subordinated unit. The cash distribution paid in February 2002 was in the amount of $0.34 per unit, which amount represented the pro rata quarterly cash distribution due with respect to the time period from October 30, 2001, the closing date of the Partnership’s IPO, through December 31, 2001.

If cash distributions per unit exceed $0.55 in any quarter, our general partner will receive a higher percentage of the cash we distribute in excess of that amount in increasing percentages up to 50%. See “Part I. Item 1. Business—Partnership Distributions—Incentive Distribution Rights.”

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

On October 30, 2001, the Partnership completed its initial public offering whereby the Partnership became the successor to the business of the Penn Virginia Coal Business (predecessor). For the purposes of this selected financial data, the Partnership refers to the Penn Virginia Coal Business for the periods prior to October 30, 2001 and to Penn Virginia Resource Partners, L.P. for the periods subsequent to October 30, 2001. The following selected historical financial information was derived from the financial statements of the Partnership as of December 31, 2003, 2002, 2001, 2000 and 1999 and for the five years ended December 31, 2003, 2002, 2001, 2000 and 1999. The selected financial data should be read in conjunction with the combined financial statements, including the notes thereto, and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per unit data and operating data)
Income Statement Data:
Revenues:
Coal royalties	$50,312	$31,358	$32,365	$24,308	$17,836
Coal services	2,111	1,704	1,660	1,385	982
Timber	1,020	1,640	1,732	2,388	1,948
Minimum rentals	1,720	2,840	941	819	230
Other	479	1,066	815	1,289	354

Total revenues	55,642	38,608	37,513	30,189	21,350
Expenses:
Royalty	2,712	1,765	2,051	1,634	213
Operating	1,523	1,147	1,145	1,183	663
Taxes other than income	1,256	895	616	663	506
General and administrative	7,013	6,419	5,459	4,847	4,123
Depreciation, depletion and amortization	16,578	3,955	3,084	2,047	1,269

Total expenses	29,082	14,181	12,355	10,374	6,774

Income from operations	26,560	24,427	25,158	19,815	14,576
Other income (expense):
Interest expense	(4,986)	(1,758)	(7,272)	(7,670)	(3,980)
Interest income and other	1,223	2,017	4,904	4,697	2,789

Income before taxes and cumulative effect of change in accounting principle	22,797	24,686	22,790	16,842	13,385
Income tax expense	—	—	6,691	5,287	4,116

Income before cumulative effect of change in accounting principle	22,797	24,686	16,099	11,555	9,269
Cumulative effect of change in accounting principle	(107)	—	—	—	—

Net income	$22,690	$24,686	$16,099	$11,555	$9,269

Net income per unit, basic and diluted (a)	$1.24	$1.57	$0.24 (a)	N/A	N/A

Balance Sheet Data:
U.S. Treasuries securing long-term debt	$—	$—	$43,387	$—	$—
Property and equipment, net	233,277	248,068	104,494	73,995	75,560
Total assets	259,892	266,575	162,638	135,936	110,026
Long-term debt	90,286	90,887	43,387	104,333	89,957
Total liabilities	106,092	104,043	48,131	109,243	94,888
Partners’ Capital / Owner’s equity	153,800	162,532	114,507	26,693	15,138

Cash Flow Data:
Net cash flow provided by (used in):
Operating activities	$41,077	$30,342	$21,595	$16,508	$12,819
Investing activities	(4,711)	(48,976)	(95,718)	(28,010)	(58,101)
Financing activities	(36,920)	19,919	81,740	10,764	45,897
Distributions paid	(36,708)	(28,723)	—	—	—
Distributions paid per unit	$2.06	$1.84	—	—	—

Other Data:
Royalty coal tons produced by lessees (in thousands)	26,463	14,281	15,306	12,536	8,603
Average gross coal royalty per ton	$1.90	$2.20	$2.11	$1.94	$2.07

(a)	Net income per unit relates to the period from October 31, 2001 (commencement of operations) to December 31, 2001.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following review of the financial condition and results of operations of Penn Virginia Resource Partners, L.P. (the “Partnership”) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

Overview

Penn Virginia Resource Partners, L.P. (“the Partnership”) is a Delaware limited partnership formed by Penn Virginia Corporation (“Penn Virginia”) in 2001 to primarily engage in the business of managing coal properties and related assets in the United States. Penn Virginia contributed its coal properties and related assets to the Partnership and effective with the closing of its initial public offering in October 2001, our common units began trading publicly on the New York Stock Exchange.

Both in our current limited partnership form and in our previous corporate form, we have managed coal properties since 1882. We conduct operations in three business segments: coal royalty and land leasing, coal services and timber. In 2003, 94.4% of our revenues were attributable to our coal and land leasing operations, 3.8% of our revenues were attributable to our coal services operations and 1.8% of our revenues were attributable to our timber operations.

Our coal reserves, coal infrastructure and timber assets are located on the following six properties:

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

In our coal royalty and land leasing operations, we enter into long-term leases with experienced, third-party mine operators for the right to mine our coal reserves in exchange for royalty payments. We do not operate any mines. As of December 31, 2003, our properties contained approximately 588 million tons of proven and probable coal reserves located on 241,000 acres in Virginia, West Virginia, New Mexico and eastern Kentucky. In 2003, our lessees produced 26.5 million tons of coal from our properties and paid us coal royalty revenues of $50.3 million. As of December 31, 2003, we leased an aggregate of approximately 90% of our reserves under 53 leases to 29 different operators who mine coal at 54 mines. Approximately 72% of our 2003 coal royalty revenues and 99% of our 2002 coal royalty revenues were based on the higher of a percentage of the gross sales price or a fixed price per ton of coal sold, with pre-established minimum monthly or annual rental payments. The remainder of our 2003 and 2002 coal royalty revenues were derived from fixed royalty rate leases, which escalate annually, with pre-established minimum monthly payments (see “The Peabody Acquisition” below). In managing our properties, we actively work with our lessees to develop efficient methods to exploit our reserves and to maximize production from our properties. We also derive revenues from minimum rental payments. Minimum rental payments are initially deferred and are recognized as minimum rental revenues when our lessees fail to meet specified production levels for certain predetermined periods. The recoupment period on most of our leases generally ranges from 1-3 years. During 2003, we recognized $1.7 million of minimum rental revenues.

In addition to our coal royalty revenues, we also generate coal services revenues from fees we charge to our lessees for the use of our coal preparation and transportation facilities. The facilities provide efficient methods to enhance lessee production levels and exploit our reserves. Historically, the majority of these fees have been generated by our unit train loadout facility, which accommodates 108 car unit trains that can be loaded in approximately four hours. Some of our lessees utilize the unit train loadout facility to reduce the delivery costs incurred by their customers. The coal service facility we purchased in November 2002 on our West Coal River property in West Virginia (formerly referred to as “Fork Creek”) began operations late in the third quarter of 2003. In addition, we completed construction of a coal loadout facility for another lessee in West Virginia for $4.0 million (see “Bull Creek Loadout Facility” below). Our coal services revenues totaled $2.1 million for 2003. We expect the operations of the West Coal River infrastructure and the Bull Creek facility to increase coal services revenues to over $3.0 million in 2004.

We also earn revenues from the sale of standing timber on our properties. As of December 31, 2003, we owned approximately 114,500 surface acres of timberland containing approximately 166 million board feet of inventory. The timber revenues we receive are dependent on harvest levels and the species and quality of timber harvested. Our harvest levels in any given year will depend upon a number of factors, including anticipated mining activity, timber maturation and market conditions. Any timber, which would otherwise be removed due to lessee mining operations, is harvested in advance to prevent loss of the resource. In 2003, we sold 5.3 million board feet of timber.

Our revenues and the profitability of our coal royalty and land leasing operations are largely dependent on the production of coal from our reserves by our lessees. The coal royalty revenues we receive are affected by changes in coal prices and our lessees’ supply contracts and, to a lesser extent, by fluctuations in the spot market prices for coal. The prevailing price for coal depends on a number of factors, including demand, the price and availability of alternative fuels, overall economic conditions and governmental regulations.

Royalty expenses that we incur in our coal business consist primarily of lease payments on property which we lease from third parties and sublease to our lessees. Our lease payment obligations vary based on the production from these properties. Of the 588 million tons of proven and probable coal reserves to which we had rights as of December 31, 2003, we owned the mineral interests to 544 million tons and leased the mineral rights to 44 million tons. With respect to the 44 million tons that we lease, we are granted mining rights in exchange for per ton royalty payments. We also incur costs related to lease administration and property maintenance as well as technical and support personnel.

2003 Performance

Our coal royalty revenues increased 60% to $50.3 million in 2003 from $31.4 million in 2002, driven by an 85% increase in coal production from our properties to 26.5 million tons in 2003 from 14.3 million tons in 2002. These increases were primarily due to the late 2002 acquisition of 120 million tons of coal from Peabody Energy Corporation (“Peabody”), with production from the Peabody Acquisition-related properties contributing 10.6 million tons in 2003, including 6.3 million tons in New Mexico and 4.3 million tons in northern Appalachia. The weighted average royalty rate received for coal produced from these properties during 2003 was $1.33 per ton. Excluding the property acquired from Peabody, production in West Virginia increased 34% due to the start up of new mining operations on our Coal River property, a lessee mining onto our property from an adjacent property in 2003 and the Upshur Acquisition (see below) in August 2002. Tonnage mined from our Virginia properties was up 3% in 2003 from 2002.

Coal prices, especially in central Appalachia where the majority of our production is located, have increased significantly since the beginning of 2003. The price increase stems from several causes including increased electricity demand and decreasing coal production in central Appalachia.

In May 2003, we agreed to a new lease on our West Coal River property (formerly known as Fork Creek) with an established operator, who has over 25 years of experience as a successful miner in Appalachia.

Production from the idled property commenced in July 2003 and is expected to increase over the next two years.

We also collect fees and railroad rebates related to our ownership of the coal preparation plant and coal loading facility on the West Coal River property. This new facility and several smaller modular coal preparation plants are resulting in additional coal services revenues, supplementing revenues from the Shober loading facility in Virginia. We also spent approximately $4.0 million to construct a third large-scale coal loading facility on our Coal River property, which began operating in February 2004. Coal services revenues increased to $2.1 million in 2003 from $1.7 million in 2002, and are expected to increase to over $3.0 million in 2004. We believe that these types of fee-based infrastructure assets provide good investment and cash flow opportunities for the Partnership, and we continue to look for additional investments of this type as well as other primarily fee-based assets, including oil and gas midstream assets.

As part of our coal land management business, we own approximately 166 million board feet of standing timber. We generally sell cutting rights to various contractors who cut in advance of a mining project. Timber revenues in 2003 were $1.0 million, down from $1.6 million in 2002.

Economic and Industry Factors

The United States relies significantly on coal as a primary fuel source. Coal is used as a fuel source for about half of domestic electricity generation and represents approximately 85% of fossil fuel reserves in the United States. As environmental progress continues, we are optimistic about the future of coal continuing to play a vital role in the generation of electricity. Most of our lessee’s customers are major utilities and have favorable transportation options to such utilities.

We are not an operating company and do not employ any coal miners. There are several key distinctions between our coal royalty business and a coal operating business which include:

•	higher operating margins due to no risk in variable mining costs;

•	more cash flow stability since we are not as sensitive to volatility in market prices and we have a diversified lessee base;

•	less capital reinvestment requirements because we do not maintain coal mining or preparation equipment;

•	no social obligations under the numerous mine health and safety laws and regulations applicable to the coal mining industry; and

•	coal operators are required to reclaim operations where we currently have no such requirement.

However, our lessees are obligated to conduct mining operations in compliance with all applicable federal, state and local laws and regulations. Because of extensive and comprehensive regulatory requirements, violations during mining operations are not unusual in the industry and, notwithstanding compliance efforts, we do not believe violations by our lessees can be eliminated completely. None of the violations to date, or the monetary penalties assessed, have been material to us or, to our knowledge, to our lessees. We do not currently expect that future compliance will have a material adverse effect on us.

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

In addition, the utility industry, which is the most significant end-user of coal, is subject to extensive regulation regarding the environmental impact of its power generation activities which could affect demand for our lessees’ coal. The possibility exists that new legislation or regulations may be adopted which may have a significant impact on the mining operations of our lessees or their customers’ ability to use coal and may require us, our lessees or their customers to change operations significantly or incur substantial costs. See “Item 1.—Risks inherent in our business”

Opportunities, Challenges and Risks

Our revenues and profitability will be adversely affected in the future if we are unable to replace or increase our reserves through acquisitions. Our management continues to focus on acquisitions of assets and energy sources necessary to meet the requirements of diverse markets and environmental regulations. Additional management has been added to assist in the evaluation of coal reserves, infrastructure and related assets as well as other appropriate assets, such as oil and gas gathering and transportation systems.

As the economic growth of the United States and the world continues and the need for clean, environmental friendly energy increases, additional output from conventional energy sources will be essential. Coal represents the vast majority of energy resources in the United States and it continues to be substantially more economical than other fossil fuel alternatives. Although coal represents about half of the nation’s electricity, coal combustion emits sulfur dioxide, nitrous oxides and carbon dioxide, all of which are considered pollutants. The challenge to the industry is to continue to reduce these emissions while remaining the fuel of choice.

Acquisitions and Investments in Coal Facilities

Capital expenditures, including noncash items, for each of the three years ended December 31, 2003 were as follows:

	2003	2002	2001
	(in thousands)
Acquisitions of coal reserves	$6,330	$138,450	$32,994
Coal services capital projects and acquisitions	4,009	9,016	608
Other property and equipment expenditures	119	69	67

Total capital expenditures	$10,458	$147,535	$33,669

Bull Creek Loadout Facility

In January 2004, we completed the construction of a new coal loadout facility for one of our lessees on our Coal River property in West Virginia. The $4.0 million loadout facility is designed for the high-speed loading of 150-car unit trains and became operational in January 2004. We expect this facility to generate revenues of approximately $0.7 million in 2004.

The Peabody Acquisition

In December 2002, we acquired two properties from Peabody Energy Corporation (“Peabody”). Central to the transaction was the purchase and leaseback of approximately 120 million tons of proven and probable coal reserves (the “Reserves”) located in New Mexico (80 million tons) and West Virginia (40 million tons) (the “Peabody Acquisition”). The transaction was an acquisition of assets, in which the Partnership did not acquire from Peabody, or its affiliates, any physical facilities, mining equipment, employees, market distribution system, sales force or customer base associated with the assets acquired. As a result of the Peabody Acquisition, our total proven and probable reserves increased by approximately 25% as of December 2002 and our royalty revenues increased by 45% in 2003 over 2002. All of the Reserves were leased back to subsidiaries of Peabody by the Partnership under leases containing the terms described below under “Coal Leases.”

Approximately two-thirds, or 80 million tons, of the Reserves consist of predominantly low sulfur, low BTU coal located in New Mexico (the “Lee Ranch Reserves”) and are being mined by an affiliate of Peabody at the Lee Ranch mine by a combination of the dragline and truck-and-shovel surface mining methods. For a description of the dragline and truck-and-shovel mining methods, see “Item 2. Properties—Coal Reserves and Production.” The Lee Ranch Reserves are trucked from the mine to a loading facility which blends and loads the coal via conveyor belts into railcars for delivery to Peabody’s customers. Production from the Lee Ranch mine during the year ended December 31, 2003 was 7.0 million tons which generated $9.4 million of coal royalty revenues and $1.1 million of deferred income. Production from the Lee Ranch Reserves during 2004 is expected to be between 5.3 and 6.0 million tons. We anticipate that the Lee Ranch Reserves will be exhausted in approximately 2015.

Approximately one-third, or 40 million tons, of the Reserves consist of predominantly high sulfur, high BTU coal located in northern West Virginia (the “Federal Reserves”) which are being mined by a second affiliate of Peabody (together, the “Peabody Lessees”) at the Federal No. 2 mine predominantly by the longwall underground mining method. For a description of the longwall mining method, see “Item 2. Properties—Coal Reserves and Production.” Peabody has a preparation plant located in close proximity to the Federal No. 2 mine and they load the processed coal onto railcars at the unit train loading facility for delivery to their customers. Production from the Federal No. 2 mine for the year ended December 31, 2003 was approximately 4.3 million tons which generated $4.7 million in coal royalty revenues and $0.4 million of deferred income. Production from the Federal Reserves during 2004 is expected to be between 4.2 and 4.8 million tons. We anticipate that the Federal Reserves will be exhausted in approximately 2011.

The Peabody Acquisition, which included 8,800 mineral acres, was funded with $72.5 million in cash and the issuance by the Partnership to Peabody of 1,522,325 common units and 1,240,833 class B common units. All of the Class B common units were converted into common units in accordance with their terms, upon the approval of our common unitholders in which were subsequently converted to common units in July 2003. In July 2003, 241,000 Class B common units were released from escrow in exchange for certain title transfers in New Mexico. As of December 31, 2003, 52,700 of the common units were being held in escrow pending Peabody acquiring and transferring to us certain of the West Virginia reserves we purchased. As a result of the units held in escrow, approximately one million tons of coal reserves and 52,700 common units were not included in property, plant and equipment or partners’ capital, respectively, at December 31, 2003. Peabody sold 1,150,000 of its common units in a public offering in December 2003 and January 2004. The Peabody Acquisition provides geographic diversity by exposing us to new markets in the western United States and in northern Appalachia. The inclusion of Peabody as a significant part of our lessee mix adds additional strength and stability to our lessee group. In addition, Peabody is incentivized to source additional assets to the Partnership in the future. This incentive is derived not only from Peabody’s ownership of our common units, but also from the right to share in our general partner’s incentive distribution rights if Peabody sells us additional coal assets in the future. See “Incentive Distribution Rights.”

The West Coal River Acquisition

In May 2001, we acquired the Fork Creek property in West Virginia, which we now refer to as our West Coal River property, by purchasing approximately 53 million tons of coal reserves for $33 million. In early 2002, the operator at West Coal River filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. West Coal River’s operations were subsequently idled on March 4, 2002. The operator continued to pay minimum royalties until we recovered our lease on August 31, 2002. In November 2002, we purchased various infrastructure at West Coal River, including a 900-ton per hour coal preparation plant and a unit-train loading facility and a railroad-granted rebate on coal loaded through the facility for $5.1 million and the assumption of approximately $2.4 million in reclamation liabilities and approximately $0.6 million of stream mitigation obligations. We leased this property in May 2003 and have assigned all reclamation and mitigation liabilities to the new lessee, which agreed to be responsible for those liabilities. The new lessee began operations in the third quarter of 2003.

The Upshur Acquisition

In August 2002, we purchased approximately 16 million tons of proven and probable coal reserves located on the Upshur properties in northern Appalachia for $12.3 million (the “Upshur Acquisition”). The Upshur Acquisition was our first investment outside of central Appalachia. The properties, which include approximately 18,000 mineral acres, contain predominantly high sulfur, high BTU coal reserves.

Critical Accounting Policies and Estimates

Depletion. Coal properties are depleted on an area-by-area basis at a rate based on the cost of the mineral properties and the number of tons of estimated proven and probable coal reserves contained therein. In 2001, we estimated proven and probable coal reserves with the assistance of third-party mining consultants and involved the use of estimation techniques and recoverability assumptions. As a result of the independent reserve audit conducted in 2001 in connection with our initial public offering, we recorded a downward revision of our coal reserves, resulting from differences in general reserve criteria utilized by our independent engineer and the site or operator specific criteria utilized by us. Consequently, we increased our depletion rates on a prospective basis. Subsequent to 2001, proven and probable reserves have been estimated internally by our geologists. Our estimates of coal reserves are updated periodically and may result in adjustments to coal reserves and depletion rates that are recognized prospectively. The Partnership estimates its timber inventory using statistical information and data obtained from physical measurements, site maps, photo-types and other information gathering techniques. These estimates are updated annually and may result in adjustments of timber volumes and depletion rates, which are recognized prospectively.

Coal Mineral Rights. Based on the application of certain provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” the Partnership has begun to classify costs associated with the leasing of certain coal reserves as an intangible asset on the balance sheet, apart from other capitalized property costs. The amount capitalized related to a mineral right represents its fair value at the time such right was acquired less accumulated amortization. The transition provisions of SFAS No. 141 and SFAS No. 142 only require the reclassification of rights which were acquired after the June 30,2001 effective date, unless previously maintained records make it possible to reclassify rights acquired prior to that date. Prior to June 30, 2001, the Partnership did not separately allocate acquisition costs between owned mineral interests (tangible property) and leased mineral rights (intangible property), as such interests were part of the same coal seams. Accordingly, the Partnership has only classified coal mineral rights acquired after June 30, 2001 as an intangible asset in the accompanying consolidated balance sheet. The pattern in which the economic benefits of the intangibles are used cannot be reliably determined; consequently, the Partnership is amortizing the coal mineral rights using the straight-line method over an estimated useful life of 13 years.

Coal Royalties Revenues. Coal royalty revenues are recognized on the basis of tons of coal sold by our lessees and the corresponding revenues from those sales. Coal royalty revenues are accrued on a monthly basis, based on our best estimates of coal mined on our properties. Since we do not operate any coal mines, we rely on estimates made by our engineers and information obtained from our lessees to make our accruals.

Results of Operations

Year Ended December 31, 2003 Compared With Year Ended December 31, 2002

The following table sets forth our revenues, operating expenses and operating statistics for the year ended December 31, 2003 compared with the year ended December 31, 2002.

	Year Ended December 31,		Percentage Change
	2003	2002
	(in thousands except prices)
Financial Highlights:
Revenues:
Coal royalties	$50,312	$31,358	60%
Coal services	2,111	1,704	24%
Timber	1,020	1,640	(38%)
Minimum rentals	1,720	2,840	(39%)
Other	479	1,066	(55%)

Total revenues	55,642	38,608	44%

Operating Costs and Expenses:
Royalty	2,712	1,765	54%
Operating	1,523	1,147	33%
Taxes other than income	1,256	895	40%
General and administrative	7,013	6,419	9%
Depreciation, depletion and amortization	16,578	3,955	319%

Total operating costs and expenses	29,082	14,181	105%

Income from operations	26,560	24,427	8%

Other income (expense):
Interest expense	(4,986)	(1,758)	184%
Interest income	1,223	2,017	(39%)

Income before cumulative effect of change in accounting principle	22,797	24,686	(8%)
Cumulative effect of change in accounting principle	(107)	—	—

Net income	$22,690	$24,686	(8%)

Operating Statistics:
Coal:
Royalty coal tons produced by lessees (tons in thousands)	26,463	14,281	85%
Average gross royalties per ton	$1.90	$2.20	(14%)

Timber:
Timber sales (Mbf)	5,250	8,345	(37%)
Average timber sales price per Mbf	$179	$187	(4%)

Revenues. Our combined revenues for the year ended December 31, 2003 were $55.6 million compared to $38.6 million for the year ended December 31, 2002, an increase of $17.0 million, or 44%.

Coal royalty revenues for the year ended December 31, 2003 were $50.3 million compared to $31.4 million for the year ended December 31, 2001, an increase of $18.9 million, or 60%. Average gross royalties per ton decreased from $2.20 in 2002 to $1.90 in 2003 as a result of the lower royalty rates attributable to the Peabody Leases . Over these same periods, production increased by 12.2 million tons, or 85%, from 14.3 million tons to 26.5 millions tons. These variances were primarily due to the following factors:

•	Production on the New Mexico property increased by 6.1 million tons, which resulted in an increase in revenues of $9.1 million. The increase was a direct result of the Peabody Acquisition in December 2002.

•	Production on the Northern Appalachia property increased by 4.7 million tons, which resulted in an increase in revenues of $5.5 million. The increase was a direct result of the Peabody Acquisition in December 2002 and the Upshur Acquisition in August 2002.

•	Production on the Coal River property increased by 1.4 million tons, which resulted in an increase in revenues of $4.2 million. The addition of a mine operator and a new mine by one of our lessees which contributed 0.6 million tons, or $1.7 million. One lessee mined onto our property from an adjacent property in 2003, which resulted in an additional 0.6 million tons, or $1.4 million. The remainder of the increase was primarily due to one lessee beginning operations in late 2002 and reaching full production in 2003 and start-up operations on our West Coal River property. Additional production from two of our lessees with high royalty rates coupled with an increased demand in the region resulted in a 15% increase in the average gross royalty per ton on the Coal River property, from $2.11 per ton in 2002 to $2.42 per ton in 2003.

•	Production on the Wise property increased by 0.4 million tons, which resulted in an increase in revenues of $1.0 million. The increase was primarily due to additional mining equipment being added by two of our lessees and another lessee beginning operations in late 2002 and reaching full production in 2003.

•	Production on the Spruce Laurel property decreased by 0.3 million tons, which resulted in a decrease in revenues of $0.7 million. The decrease was the result of the depletion of two mines in 2003.

•	Production on the Buchanan property decreased by 0.1 million tons, which resulted in a $0.2 million decrease in revenues as this property continues to approach the end of its reserve life.

Coal services revenues for the year ended December 31, 2003 were $2.1 million compared to $1.7 million for the year ended December 31, 2002, an increase of $0.4 million, or 24%. The increase was a direct result of our West Coal River preparation and transportation facility beginning operations in July 2003 and the addition of a small preparation plant.

Timber revenues decreased to $1.0 million for the year ended December 31, 2003 from $1.6 million for the year ended December 31, 2002, a decrease of $0.6 million, or 38%. Volume sold declined 3,095 thousand board feet (Mbf), or 37%, to 5,250 Mbf in 2003, compared to 8,345 Mbf for 2002. The decrease in volume sold was due to the timing of parcel sales.

Minimum rental revenues for the year ended December 31, 2003 were $1.7 million compared to $2.8 million for the year ended December 31, 2002, a decrease of $1.1 million, or 39%. The decrease was primarily due to a lessee rejecting our lease in bankruptcy in 2002; consequently, $0.8 million of deferred revenues from this respective lessee was recognized as income in 2002. The remainder of the decrease was primarily due to the timing of expiring recoupments from our lessees.

Other revenues were $0.5 million for the year ended December 31, 2003 compared to $1.1 million for the year ended December 31, 2002, a decrease of $0.6 million, or 55%. The decrease is primarily due to the expiration of a railroad rebate received for the use of a specific portion of railroad by one of our lessees, which was paid in full in the fourth quarter of 2002.

Operating Costs and Expenses. Our aggregate operating costs and expenses for the year ended December 31, 2003 were $29.1 million compared to $14.2 million for the year ended December 31, 2002, an increase of $14.9 million, or 105%. The increase in operating costs and expenses primarily relates to increases in depreciation, depletion and amortization and royalty expenses.

Royalty expenses were $2.7 million for the year ended December 31, 2003 compared to $1.8 million for the year ended December 31, 2002, representing a 54% increase. The increase was due to an increase in production by lessees on our subleased properties, including increased production on one lease with higher royalty rates payable by us to the mineral interest owners. Aggregate production from subleased properties increased to 2.0 million tons for the year ended December 31, 2003 from 1.8 million tons for the year ended December 31, 2002, an increase of 0.2 million tons, or 11%.

Operating expenses were $1.5 million for the year ended December 31, 2003 compared to $1.1 million for the year ended December 31, 2002, an increase of $0.3 million, or 33%. The increase was primarily due to maintenance costs for idled mines on our West Coal River property. We leased our West Coal River property in May 2003 and the on-going maintenance costs were assumed by the new lessee as of that date.

Taxes other than income for the year ended December 31, 2003 was $1.3 million compared to $0.9 million for the year ended December 31, 2002, an increase of $0.4 million, or 40%. The increase was attributable to higher property taxes as a result of assuming the property tax obligation on our West Coal River property upon re-acquiring the lease from the bankrupt lessee. We leased our West Coal River property in May 2003 and the on-going property taxes were assumed by the new lessee as of that date.

General and administrative expenses increased to $7.0 million for the year ended December 31, 2003 compared to $6.4 million for the year ended December 31, 2002, representing a 9% increase. The increase was primarily attributable to increased payroll, an increase in insurance premiums, additional recurring expenses associated with the Peabody Acquisition and costs related to the secondary offering of units for Peabody.

Depreciation, depletion and amortization expense for the year ended December 31, 2003 was $16.6 million compared to $4.0 million for the year ended December 31, 2002, an increase of $12.6 million, or 319%. The increase was a result of higher depletion rates caused by higher cost bases relative to reserves added as well as increased production, both of which related primarily to the Peabody and Upshur Acquisitions completed in the last half of 2002.

Interest Expense. Interest expense was $5.0 million for the year ended December 31, 2003 compared with $1.8 million for the same period in 2002, an increase of $3.2 million, or 184%. The increase was primarily due to long-term borrowings in connection with the Peabody Acquisition in December 2002.

Interest Income. Interest income was $1.2 million for the year ended December 31, 2003 compared with $2.0 million for the year ended December 31, 2002, a decrease of $0.8 million, or 39%. The decrease was primarily due to the liquidation of $43.4 million of U.S. Treasury notes in the last half of 2002, which was used to purchase a portion of the Peabody Acquisition and all of the Upshur Acquisition.

Cumulative effect of change in accounting principle. On January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” As a result of the adoption, we recognized a cumulative effect of accounting change. See “Note 7. Asset Retirement Obligations” in the notes to the consolidated financial statements.

Year Ended December 31, 2002 Compared With Year Ended December 31, 2001

The following table sets forth our revenues, operating expenses and operating statistics for the year ended December 31, 2002 compared with the year ended December 31, 2001.

	Year Ended December 31,		Percentage Change
	2002	2001
	(in thousands except prices)
Financial Highlights:
Revenues:
Coal royalties	$31,358	$32,365	(3%)
Coal services	1,704	1,660	3%
Timber	1,640	1,732	(5%)
Minimum rentals	2,840	941	202%
Other	1,066	815	31%

Total revenues	38,608	37,513	3%

Operating Costs and Expenses:
Royalty	1,765	2,051	(14%)
Operating	1,147	1,145	—
Taxes other than income	895	616	45%
General and administrative	6,419	5,459	18%
Depreciation, depletion and amortization	3,955	3,084	28%

Total operating costs and expenses	14,181	12,355	15%

Total operating costs and expenses	24,427	25,158	(3%)

Other income (expense):
Interest expense	(1,758)	(7,272)	(76%)
Interest income	2,017	4,904	59%

Income before taxes	24,686	22,790	8%
Income tax expense	—	6,691	—

Net income	$24,686	$16,099	53%

Operating Statistics:
Coal:
Royalty coal tons produced by lessees (tons in thousands)	14,281	15,306	(7%)
Average gross royalties per ton	$2.20	$2.11	4%

Timber:
Timber sales (Mbf)	8,345	8,741	(5%)
Average timber sales price per Mbf	$187	$168	11%

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

Coal royalty revenues for the year ended December 31, 2002 were $31.4 million compared to $32.4 million for the year ended December 31, 2001, a decrease of $1.0 million, or 3%. Over these same periods, production decreased by 1.0 million tons, or 7%, from 15.3 million tons to 14.3 millions tons. These variances were primarily due to the following factors:

•	Production on the Wise property remained constant at 9.0 million tons for the years ended December 31, 2002 and 2001, while revenues increased to $20.4 million in 2002 from $20.0 million in 2001, representing an increase of $0.4 million or 2%. In the last half of 2001, many of our lessees on the Wise property entered into long-term contracts with more favorable pricing terms.

•	Production on the Coal River property decreased by 1.6 million tons, which resulted in a decrease in revenues of $2.7 million. The production decrease was primarily caused by reduced production at one mine nearing the end of its mineable reserves, two mines being idled during the year due to poor market conditions and the bankruptcy of our West Coal River lessee.

•	Production on the New Mexico property increased to 0.2 million tons, or $0.3 million, from zero due to the Peabody Acquisition in December 2002.

•	Production on the Northern Appalachia property increased to 0.4 million tons, or $0.8 million, from zero due to the aforementioned acquisitions from Peabody in December 2002.

•	Production on the Spruce Laurel property increased by 0.1 million tons, or 5%, to 1.8 million tons, while revenues increased by $0.4 million. The increase was primarily due to one lessee mining onto our property from an adjacent property and, in the last half of 2001, two of our lessees entering into long-term contracts with more favorable pricing terms.

•	Production on the Buchanan property decreased by 0.2 million tons, which resulted in a $0.2 million decrease in revenues as this property continues to approach the end of its reserve life.

Coal services revenues remained constant at $1.7 million for the years ended December 31, 2002 and 2001. Slight increases in revenues generated from our modular preparation plants and dock loadout facility were offset by a minor reduction in revenues from our unit-train loadout facility on the Wise property.

Timber revenues decreased to $1.6 million for the year ended December 31, 2002 from $1.7 million for the year ended December 31, 2001, a decrease of $0.1 million, or 5%. Volume sold declined 396 thousand board feet (Mbf), or 5%, to 8,345 Mbf in 2002, compared to 8,741 Mbf for 2001.

Minimum rental revenues for the year ended December 31, 2002 were $2.8 million compared to $0.9 million for the year ended December 31, 2001, an increase of $1.9 million, or 202%. The increase was due to the recognition of minimum rental payments received from certain lessees which are no longer recoupable by those lessees. Two of our lessees, Horizon Resources, Inc. (formerly AEI Resources, Inc.) and Pen Holdings, Inc., each of which filed bankruptcy proceedings under Chapter 11 of the U.S. Bankruptcy Code during the year, accounted for $1.9 million of minimum rental income in 2002. See “Liquidity and Capital Resources.”

Other revenues were $1.1 million for the year ended December 31, 2002 compared to $0.8 million for the year ended December 31, 2001, an increase of $0.3 million, or 31%. The increase was primarily due to $0.2 million of rental income received from one of our lessees, Pen Holdings, Inc., for the brief use of our West Coal River property.

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

Royalty expenses were $1.8 million for the year ended December 31, 2002 compared to $2.1 million for the year ended December 31, 2001, a decrease of $0.3 million, or 14%. This decrease was primarily due to a decrease in production by lessees on our subleased properties. Aggregate production from our subleased Coal River and Buchanan properties decreased to 1.8 million tons for the year ended December 31, 2002 from 2.3 million tons for the year ended December 31, 2001, a decrease of 0.5 million tons, or 22%.

Taxes other than income for the year ended December 31, 2002 was $0.9 million compared to $0.6 million for the year ended December 31, 2001, an increase of $0.3 million, or 45%. The increase was primarily due to an increase in state franchise taxes resulting from filing as a partnership. Prior to the initial formation of the Partnership, franchise taxes were calculated based on our predecessor’s corporate structure.

General and administrative expenses increased to $6.4 million for the year ended December 31, 2002 compared to $5.5 million for the year ended December 31, 2001, representing an 18% increase. The increase was primarily attributable to a full year of fees and expenses associated with being a public entity, such as director’s fees and fees for professional services.

Depreciation, depletion and amortization expense for the year ended December 31, 2002 was $4.0 million compared to $3.1 million for the year ended December 31, 2001, an increase of $0.9 million, or 28%. The increase in depreciation, depletion and amortization resulted from an increase in the depletion rate per ton caused by a downward revision of coal reserves in late 2001, higher cost coal properties being depleted as a result of recent acquisitions and additional depreciation related to coal services capital projects.

Interest Expense. Interest expense was $1.8 million for the year ended December 31, 2002 compared with $7.3 million for the same period in 2001, a decrease of $5.5 million, or 76%. The decrease is primarily due to the Partnership’s repayment of affiliated long-term borrowings in conjunction with our October 2001 initial public offering. The Partnership historically financed its working capital requirements and capital expenditures with borrowings from an affiliate.

Interest Income. Interest income was $2.0 million for the year ended December 31, 2002 compared with $4.9 million for the year ended December 31, 2001, a decrease of $2.9 million, or 59%. The decrease is primarily due to the existence of a long-term receivable from an affiliate for the period from January 1, 2001 through the closing of our initial public offering in October 2001. The Partnership historically advanced cash receipts from our operations to our parent company so that the parent could centrally manage cash funding requirements for its consolidated group. In conjunction with the closing of the initial public offering, the long-term receivable from affiliate was forgiven.

Income Taxes. No income tax expense was recorded for the year ended December 31, 2002, compared with $6.7 million for the same period in 2001. Subsequent to the initial formation of the Partnership, no provision for income taxes related to the operations of the Partnership was included in the financial statements since, as a partnership, we are not subject to federal or state income taxes and the tax effect of our activities accrues to our unitholders.

Liquidity and Capital Resources

Since closing our initial public offering in October 2001, cash generated from operations and our borrowing capacity, supplemented with the issuance of new common units for the Peabody Acquisition in December 2002, have been sufficient to meet our scheduled distributions, working capital requirements and capital expenditures. Our primary cash requirements consist of distributions to our general partner and unitholders, normal operating expenses, interest and principal payments on our long-term debt and acquisitions of new assets or businesses.

Cash Flows. Net cash provided by operating activities was $41.1 million in 2003, $30.3 million in 2002 and $21.6 million in 2001. The overall increase in cash provided by operations in 2003, compared to 2002, was largely due to increased production by our lessees, as a direct result of the Peabody and Upshur Acquisitions in the last half of 2002 and additional mine openings. The overall increase in cash provided by operations in 2002, compared to 2001, was largely due to the omission of income taxes due to our switch to limited partnership status in the last half of 2001, resulting in the tax effect of our activities passing through to our unitholders.

Net cash used in investing activities was $4.7 million in 2003, $49.0 million in 2002 and $95.7 million in 2001. Cash used in investing activities in 2003 primarily related to our construction of a new coal loading facility on our Coal River property in West Virginia. Net cash used in 2002 investing activities primarily reflected $92.8 million of capital expenditures related to acquisitions, offset by $43.4 million from the sale of U.S. Treasury notes. The cash used for the year ended December 31, 2001 was primarily due to the purchase of $43.4 million in restricted U.S. Treasury notes used to secure our term loan, a $33 million acquisition of coal reserves in June 2001 and $19.2 million of advances to affiliates prior to the closing of our initial public offering.

Net cash provided by (used in) financing activities was ($36.9) million in 2003, $19.9 million in 2002 and $81.7 million in 2001. Net cash used by financing activities in 2003 included distributions to partners of $36.7 million and debt issuance costs of $2.1 million, offset by additional borrowings related to the senior notes. Net cash provided by financing activities in 2002 included $47.5 million of borrowings to fund acquisitions and a $1.1 million contribution from the general partner, offset by $28.7 million of distributions to unitholders. Net cash provided by financing activities in 2001 include $142.4 million of net proceeds received from the initial public offering, $84.1 million used to pay net borrowings to an affiliate and proceeds from borrowings of $43.4 million used to purchase restricted U.S. Treasury notes.

Long-Term Debt. As of December 31, 2003, we had outstanding borrowings of $91.8 million, consisting of $2.5 million borrowed against our $100.0 million revolving credit facility and $89.3 million attributable to our senior unsecured notes ($90.0 million offset by $0.7 million fair value of interest rate swap).

Revolving Credit Facility. On October 31, 2003, we entered into an amendment to our revolving credit facility (the “Revolver”) to increase the facility from $50 million to $100 million and to extend the maturity date to October 2006. The Revolver is with a syndicate of financial institutions led by PNC Bank, National Association, as its agent. Based primarily on the total debt to consolidated EBITDA covenant and subsequent to our issuance of senior unsecured notes, as described below, available borrowing capacity under the Revolver as of December 31, 2003 was approximately $17 million. The Revolver is available for general partnership purposes, including working capital, capital expenditures and acquisitions, and includes a $5.0 million sublimit available for working capital needs and distributions and a $5.0 million sublimit for the issuance of letters of credit.

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

The Revolver prohibits us from making distributions to unitholders and distributions in excess of available cash if any potential default or event of default, as defined in the Revolver, occurs or would result from the distribution. In addition, the Revolver contains various covenants that limit, among other things, our ability to incur indebtedness, grant liens, make certain loans, acquisitions and investments, make any material change to the nature of our business, acquire another company or enter into a merger or sale of assets, including the sale or transfer of interests in our subsidiaries. At December 31, 2003, we were in compliance with the covenants in the Revolver.

Senior Unsecured Notes. In March 2003, we closed a private placement of $90 million of senior unsecured notes payable (the “Notes”). The Notes bear interest at a fixed rate of 5.77% and mature over a ten year period ending in March 2013, with semi-annual interest payments through March 2004 followed by semi-annual principal and interest payments beginning in September 2004. Proceeds of the Notes after the payment of expenses related to the offering were used to repay and retire the $43.4 million Term Loan and to repay the majority of debt outstanding on our Revolver.

The Notes prohibit us from making distributions to unitholders and distributions in excess of available cash if any potential default or event of default, as defined in the Notes, occurs or would result from the distribution. In addition, the Notes contain various covenants that are similar to those contained in the Revolver At December 31, 2003, we were in compliance with the covenants in the Notes. In February 2004, we received an investment grade debt rating of BBB (low) from Dominion Bond Rating Services, an accredited bond rating agency.

Hedging Activities. In March 2003, we entered into an interest rate swap agreement with a notional amount of $30 million, to hedge a portion of the fair value of the Notes. This swap is designated as a fair value hedge and has been reflected as a decrease in long-term debt of $0.7 million as of December 31, 2003. Under the terms of the interest rate swap agreement, the counterparty pays us a fixed annual rate of 5.77% on a total notional amount of $30 million, and we pay the counterparty a variable rate equal to the floating interest rate which will be determined semi-annually and will be based on the six month London Interbank Offering Rate plus 2.36%.

Future Capital Needs and Commitments. In 2004, we anticipate making total capital expenditures, excluding acquisitions, of approximately $0.2 million for coal services related projects. Part of our strategy is to make acquisitions which increase cash available for distribution to our unitholders. Our ability to make these acquisitions in the future will depend in part on the availability of debt financing and on our ability to periodically use equity financing through the issuance of new units. Since completing the Peabody Acquisition in late 2002, our ability to incur additional debt has been restricted due to limitations in our debt instruments. As of December 31, 2003, we had approximately $17 million of borrowing capacity available under our revolving credit facility. This limitation may have the effect of necessitating the issuance of new units, as opposed to using debt, to fund acquisitions in the future.

Contractual Obligations

Our contractual cash obligations as of December 31, 2002 are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	Thereafter
	(in thousands)
Contractual Obligations:
Revolving credit facility	$2,500	$—	$2,500	$—	$—
Senior unsecured notes	90,000	1,500	13,100	23,700	51,700
Rental commitments (1)	2,402	399	801	801	401

Total contractual cash obligations (2)	$94,902	$1,899	$16,401	$24,501	$52,101

(1)	The Partnership’s rental commitments primarily relate to reserve-based properties which are, or are intended to be, subleased by the Partnership to third parties. The obligation expires when the property has been mined to exhaustion or the lease has been canceled. The timing of mining by third party operators is difficult to estimate due to numerous factors. See “Item 1. Business—Risk Factors.” We believe the obligation after five years cannot be estimated with certainty; however, based on historical trends, we believe the Partnership will incur approximately $0.4 million in rental commitments in perpetuity until the reserves have been exhausted.
(2)	The total contractual cash obligations do not include general partner reimbursement. The general partner of the Partnership is entitled to receive reimbursement of direct and indirect expenses incurred on our behalf until the Partnership has been dissolved.

We believe that we will continue to have adequate liquidity to fund future recurring operating and investing activities. Short-term cash requirements, such as operating expenses and quarterly distributions to our General Partner and unitholders, are expected to be funded through operating cash flows. Long-term cash requirements for asset acquisitions are expected to be funded by several sources, including cash flows from operating activities, borrowings under credit facilities, and the issuance of additional equity and debt securities. Our ability to complete future debt and equity offerings will depend on various factors, including prevailing market conditions, interest rates and our financial condition and credit rating at the time.

Environmental

Surface Mining Valley Fills. Over the course of the last several years, opponents of surface mining have filed three lawsuits challenging the legality of permits authorizing the construction of valley fills for the disposal of coal mining overburden under federal and state laws applicable to surface mining activities. Although two of these challenges were successful in the United States District Court for the Southern District of West Virginia (the “District Court”), the United States Court of Appeals for the Fourth Circuit overturned both of those decisions in Bragg v. Robertson in 2001 and in Kentuckians For The Commonwealth v. Rivenburgh in 2003.

On October 23, 2003, a third lawsuit involving the disposal of coal mining overburden was filed under the name of Ohio Valley Environmental Coalition v. Bulen. In this case, which was also filed in the District Court, several public interest group plaintiffs have alleged that the Army Corps of Engineers violated the Clean Water Act (“CWA”) and other federal regulations when it issued Nationwide Permit 21, a general permit for the disposal of coal mining overburden into United States waters. This most recent suit also challenges certain individual discharge authorizations in West Virginia, including several involving the mining activities of the Partnership’s lessees. If the plaintiffs prevail in this latest lawsuit, lessees who have received authorization for discharges pursuant to Nationwide Permit 21 could be prevented from undertaking future discharges until they receive individual CWA permits, and future operations could require individual permits. Obtaining these individual permits is likely to substantially increase both the time and the costs of obtaining CWA permits for our lessees and other coal mining operators throughout the industry where any such unfavorable ruling may be applied. These increases could adversely affect our coal royalty revenues. Although the Partnership expects that any ruling for the plaintiffs would be appealed to the Fourth Circuit, the coal mining industry, including the operations of our lessees, could be significantly adversely impacted by the initial effects of an adverse decision while any appeal is pending.

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

Environmental. The operations of our lessees are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. The terms of the Partnership’s coal property leases impose liability for all environmental and reclamation liabilities arising under those laws and regulations on the relevant lessees. The lessees are bonded and have indemnified the Partnership against any and all future environmental liabilities. The Partnership regularly visits the properties subject to our leases to generally observe our lessee’s compliance with environmental laws and regulations, as well as to review mining activities. Management believes that the Partnership’s lessees will be able to comply with existing regulations and does not expect any material impact on its financial condition or results of operations as a result of environmental regulations.

We have some reclamation bonding requirements with respect to certain of our unleased and inactive properties. In conjunction with the November 2002 purchase of equipment (see “Note 3. Acquisitions”), the Partnership assumed reclamation and mitigation liabilities of approximately $3.0 million. In 2003, the Partnership leased the property and related infrastructure to a third party who is actively operating on the property. Consequently, all of the reclamation and stream mitigation liabilities were assigned to the new lessee. As of December 31, 2003 and 2002, the Partnership’s environmental liabilities totaled $1.6 million and $4.6 million, respectively. The environmental liabilities are not covered by the indemnification agreement with Penn Virginia.

Recent Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others”, which clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor’s accounting for and disclosure of certain guarantees issued. FIN 45 requires enhanced disclosures for certain guarantees. It also will require certain guarantees that are issued or modified after December 31, 2002, including certain third-party guarantees, to be initially recorded on the balance sheet at fair value. For guarantees issued on or before December 31, 2002, liabilities are recorded when and if payments become probable and estimable. The financial statement recognition provisions are effective prospectively. The Partnership adopted the standard and has not issued any guarantees that are subject to the interpretation.

Forward-Looking Statements

Statements included in this report which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto) are forward-looking statements. In addition, the Partnership and its representatives may from time to time make other oral or written statements which are also forward-looking statements.

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

These forward-looking statements are made based upon management’s current plans, expectations, estimates, assumptions and beliefs concerning future events impacting the Partnership and therefore involve a number of risks and uncertainties. The Partnership cautions that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

Important factors that could cause the actual results of operations or financial condition of the Partnership to differ include, but are not necessarily limited to: the cost of finding new coal reserves; the ability to acquire new coal reserves on satisfactory terms; the price for which such reserves can be sold; the volatility of commodity prices for coal; the risks associated with having or not having price risk management programs; the Partnership’s ability to lease new and existing coal reserves; the ability of lessees to produce sufficient quantities of coal on an economic basis from the Partnership’s reserves; the ability of lessees to obtain favorable contracts for coal produced from the Partnership’s reserves; competition among producers in the coal industry generally; the extent to which the amount and quality of actual production differs from estimated mineable and merchantable coal reserves; unanticipated geological problems; availability of required materials and equipment; the occurrence of unusual weather or operating conditions including force majeure or events; the failure of equipment or processes to operate in accordance with specifications or expectations; delays in anticipated start-up dates; environmental risks affecting the mining of coal reserves; the timing of receipt of necessary governmental permits; labor relations and costs; accidents; changes in governmental regulation or enforcement practices, especially with respect to environmental, health and safety matters, including with respect to emissions levels applicable to coal-burning power generators; risks and uncertainties relating to general domestic and international economic (including inflation and interest rates) and political conditions; the experience and financial condition of the Partnership’s lessees, including their ability to satisfy their royalty, environmental, reclamation and other obligations to the Partnership and others; changes in financial market conditions; and other risk factors detailed in the Partnership’s Securities and Exchange commission filings. Many of such factors are beyond the Partnership’s ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements.

While the Partnership periodically reassesses material trends and uncertainties affecting the Partnership’s results of operations and financial condition in connection with the preparation of Management’s Discussion and

Analysis of Results of Operations and Financial Condition and certain other sections contained in the Partnership’s quarterly, annual or other reports filed with the Securities and Exchange Commission, the Partnership does not intend to review or update any particular forward-looking statement, whether as a result of new information, future events or otherwise.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

We are also indirectly exposed to the credit risk our lessees if our lessees do not manage their operations well or if there is a significant decline in coal prices, our lessees may not be able to pay their debts as they become due or our coal royalty revenues could decrease due to decreased production volumes. In the fourth quarter of 2002, one of our lessees filed for bankruptcy under Chapter 11 of the Code for the second time in nine months. In October 2003, another entity purchased the respective leases from the lessee in bankruptcy and we assigned those leases to the new lessee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENN VIRGINIA RESOURCE PARTNERS, L.P. By: PENN VIRGINIA RESOURCE GP, LLC

	By:	/s/ FRANK A. PICI

March 9, 2004		(Frank A. Pici, Vice President and Chief Financial Officer)

	By:	/s/ FORREST W. MCNAIR

March 9, 2004		(Forrest W. McNair, Vice President and Principal Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ A. JAMES DEARLOVE (A. James Dearlove)	Chairman of the Board and Chief Executive Officer	March 9, 2004

/s/ EDWARD B. CLOUES, II (Edward B. Cloues, II)	Director	March 9, 2004

/s/ JOHN P. DESBARRES (John P. Desbarres)	Director	March 9, 2004

/s/ KEITH D. HORTON (Keith D. Horton)	President, Chief Operating Officer and Director	March 9, 2004

/s/ KEITH B. JARRETT (Keith B. Jarrett)	Director	March 9, 2004

/s/ JAMES R. MONTAGUE (James R. Montague)	Director	March 9, 2004

/s/ FRANK A. PICI (Frank A. Pici)	Vice President, Chief Financial Officer and Director	March 9, 2004

/s/ NANCY M. SNYDER (Nancy M. Snyder)	Vice President, General Counsel and Director	March 9, 2004

/s/ RICHARD M. WHITING (Richard M. Whiting)	Director	March 9, 2004

Item 8.	Financial Statements and Supplementary Data

Penn Virginia Resources, L.P. and Subsidiaries

Management’s Report on Financial Information

Management of the general partner of Penn Virginia Resources, L.P. is responsible for the preparation and integrity of the financial information included in this annual report. The financial statements have been prepared in accordance with generally accounting principles generally accepted in the United States, which involve the use of estimates and judgments where appropriate.

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

A. James Dearlove	Frank A. Pici
President and Chief Executive Officer	Vice President and Chief Financial Officer

Independent Auditors’ Report

To the Partners of Penn Virginia Resource Partners, L.P.

We have audited the accompanying consolidated balance sheets of Penn Virginia Resource Partners, L.P., a Delaware limited partnership, and subsidiaries (collectively “the Partnership”) as of December 31, 2003 and 2002, and the related consolidated statements of income, partners’ capital and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The 2001 financial statements of Penn Virginia Resource Partners, L.P. and the Penn Virginia Coal Business (“the Predecessor”) (see Note 1) were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 18, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Penn Virginia Resource Partners, L.P. (and subsidiaries) as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 9 to the consolidated financial statements, effective January 1, 2003, the Partnership changed its method of accounting for asset retirement obligations.

KPMG LLP

Houston, Texas

February 16, 2004

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

ARTHUR ANDERSEN LLP

Houston, Texas

February 18, 2002

PENN VIRGINIA RESOURCE PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per unit amounts)

	For the Years Ended December 31,		From Commencement of Operations (on October 31, 2001) through December 31, 2001	For the Period from January 1, 2001 through October 30, 2001
	2003	2002
	(Partnership)	(Partnership)	(Partnership)	(Predecessor)
Revenues:
Coal royalties	$50,312	$31,358	$5,394	$26,971
Coal services	2,111	1,704	198	1,462
Timber	1,020	1,640	323	1,409
Minimum rentals	1,720	2,840	—	941
Other	479	1,066	21	794

Total revenues	55,642	38,608	5,936	31,577

Operating costs and expenses:
Royalty	2,712	1,765	281	1,770
Operating	1,523	1,147	369	776
Taxes other than income	1,256	895	94	522
General and administrative	7,013	6,419	926	4,533
Depreciation, depletion and amortization	16,578	3,955	648	2,436

Total operating costs and expenses	29,082	14,181	2,318	10,037

Operating income	26,560	24,427	3,618	21,540
Other income (expense):
Interest expense	(4,986)	(1,758)	(269)	—
Interest expense—affiliate	—	—	—	(7,003)
Interest income	1,223	2,017	328	1,060
Interest income—affiliate	—	—	—	3,516

Income before taxes and cumulative effect of change in accounting principle	22,797	24,686	3,677	19,113
Income tax expense	—	—	—	6,691

Income before cumulative effect of change in accounting principle	22,797	24,686	3,677	19,113
Cumulative effect of change in account principle	(107)	—	—	—

Net income	$22,690	$24,686	$3,677	$12,422

General partner’s interest in net income for the periods subsequent to October 30, 2001	$454	$494	$73

Limited partners’ interest in net income for the periods subsequent to October 30, 2001	$22,236	$24,192	$3,604

Basic and diluted net income per limited partner unit, common and subordinated:
Income before cumulative effect of change in accounting principle	$1.25	$1.57	$0.24
Cumulative effect of change in accounting principle	(0.01)	—	—

Net income per limited partner unit	$1.24	$1.57	$0.24

Weighted average number of units outstanding, basic and diluted:
Common	10,291	7,737	7,650

Subordinated	7,650	7,650	7,650

See accompanying notes to consolidated financial statements.

PENN VIRGINIA RESOURCE PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$9,066	$9,620
Accounts receivable	6,909	4,414
Current portion of long-term note receivable	767	527
Other current assets	—	11

Total current assets	16,742	14,572

Property and equipment	264,897	263,321
Less: Accumulated depreciation, depletion and amortization	31,620	15,253

Net property and equipment	233,277	248,068

Coal mineral rights, net	4,869	—
Debt issuance costs, net	2,065	443
Long-term note receivable, net of current portion	504	1,274
Long-term prepaid minimums, net and other	2,435	2,218

Total assets	$259,892	$266,575

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities:
Accounts payable	$965	$1,907
Accrued liabilities	2,910	1,454
Current portion of long-term debt	1,500	—
Deferred income	1,610	2,829

Total current liabilities	6,985	6,190
Deferred income	6,028	2,488
Other liabilities	2,793	4,478
Long-term debt	90,286	90,887

Commitments and contingencies (Note 13)

Partners’ Capital:
Common units (10,373,288 units in 2003 and 9,172,205 units in 2002)	171,485	154,037
Common units—Class B (947,133 units in 2002)	—	19,610
Subordinated units (7,649,880 units in 2003 and 2002)	(18,060)	(11,780)
General partner interest	375	665

Total partners’ capital	153,800	162,532

Total liabilities and capital	$259,892	$266,575

See accompanying notes to consolidated financial statements.

PENN VIRGINIA RESOURCE PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,		From Commencement of Operations (on October 31, 2001) through December 31, 2001	For the period from January 1, 2001 through October 30, 2001
	2003	2002
	(Partnership)	(Partnership)	(Partnership)	(Predecessor)
Cash flows from operating activities:
Net income	$22,690	$24,686	$3,677	$12,422
Adjustments to reconcile operating income to net cash provided by operating activities:
Depreciation, depletion and amortization	16,578	3,955	648	2,436
Gain on sale of property and equipment	(5)	(9)	—	(31)
Noncash interest expense	520	319	52	2,535
Cumulative effect of change in accounting principle	107	—	—	—
Changes in operating assets and liabilities:
Accounts receivable	(2,495)	(460)	196	(1,067)
Accounts payable	140	516	48	(70)
Accrued liabilities	1,456	693	574	(269)
Deferred income	2,321	1,389	158	705
Other assets and liabilities	(235)	(747)	105	(524)

Net cash provided by operating activities	41,077	30,342	5,458	16,137

Cash flows from investing activities:
Payment received on long-term notes	530	439	110	329
Advances to affiliate	—	—	—	(19,218)
Proceeds from (purchase of) restricted U.S. Treasury notes	—	43,387	—	(43,387)
Proceeds from the sale of property and equipment	50	15	—	117
Coal property acquisitions	(1,361)	(86,767)	—	(32,994)
Coal services additions	(3,811)	(5,981)	(186)	(422)
Other property and equipment expenditures	(119)	(69)	(18)	(49)

Net cash used in investing activities	(4,711)	(48,976)	(94)	(95,624)

Cash flows from financing activities:
Payments for debt issuance costs	(2,142)	—	—	(779)
Proceeds from (repayments of) of line of credit	—	—	—	(111)
Proceeds from initial public offering, net	—	—	—	142,373
Proceeds from long-term debt	90,000	47,500	—	43,387
Repayments of long-term debt	(88,387)	—	—	—
Purchase of common units from affiliate	—	—	—	(19,042)
Repayments of borrowings—affiliate	—	—	—	(122,845)
Proceeds from borrowings—affiliate	—	—	—	38,757
Proceeds received from issuance of partners’ capital	317	1,142	—	—
Distributions	(36,708)	(28,723)	—	—

Net cash provided by (used in) financing activities activities	(36,920)	19,919	—	81,740

Net increase (decrease) in cash	(554)	1,285	5,364	2,253
Cash-beginning of period	9,620	8,335	2,971	718

Cash-end of period	$9,066	$9,620	$8,335	$2,971

Supplemental disclosures:
Cash paid during the period for:
Interest	$3,248	$1,694	$109	$7,063
Income taxes	—	—	—	5,656
Noncash investing and financing activities:
Issuance of partners’ capital for acquisitions	$4,969	$50,920	$—	$—
Liabilities associated with acquisitions, net	198	3,798	—	—
Increase in long-term debt—affiliate	—	—	—	2,535
Contribution from affiliate	—	—	—	4,691
Cancellation of long-term receivable—affiliate	—	—	—	75,349

See accompanying notes to consolidated financial statements.

PENN VIRGINIA RESOURCE PARTNERS, L.P.

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL AND OWNER’S EQUITY

(in thousands, except unit data)

	Common Units		Class B Common Units		Subordinated Units		General Partner	Owner’s Equity	Total
	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2000	—	$—	—	$—	—	$—	$—	$26,693	$26,693
Net income for the period from from January 1, 2001 to October 30, 2001	—	—	—	—	—	—	—	12,422	12,422
Book value of net assets contributed by parent	1,149,880	4,928	—	—	7,649,880	32,837	1,350	(39,115)	—
Issuance of units to the public, net of offering and other costs	6,500,000	123,331	—	—	—	—	—	—	123,331
Sale of underwriter overallotment	975,000	19,042	—	—	—	—	—	—	19,042
Purchase of common units from Parent to execute underwriter overallotment	(975,000)	(19,042)	—	—	—	—	—	—	(19,042)
Forgiveness and elimination of intercompany accounts with parent	—	(5,462)	—	—	—	(44,335)	(1,819)	—	(51,616)
Net income for the period from October 31, 2001 through December 31, 2001	—	1,802	—	—	—	1,802	73	—	3,677

Balance at December 31, 2001	7,649,880	124,599	—	—	7,649,880	(9,696)	(396)	—	114,507
Capital contributions	—	—	—	—	—	—	1,142	—	1,142
Issuance of units	1,522,325	31,390	947,133	19,530	—	—	—	—	50,920
2002 net income allocation	—	12,118	—	80	—	11,994	494	—	24,686
2002 distributions	—	(14,074)	—	—	—	(14,074)	(575)	—	(28,723)

Balance at December 31, 2002	9,172,205	$154,033	947,133	19,610	7,649,880	(11,776)	665	—	162,532
Capital contributions	—	—	—	—	—	—	6	—	6
Issuance of units	12,950	311	241,000	4,969	—	—	—	—	5,280
Conversion of Class B units to common units	1,188,133	24,579	(1,188,133)	(24,579)	—	—	—	—	—
2003 net income allocation	—	12,058	—	702	—	9,476	454	—	22,690
2003 distributions	—	(19,496)	—	(702)	—	(15,760)	(750)	—	(36,708)

Balance at December 31, 2003	10,373,288	$171,485	—	$—	7,649,880	$(18,060)	$375	$—	$153,800

See accompanying notes to consolidated financial statements.

PENN VIRGINIA RESOURCE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Penn Virginia Resource Partners, L.P. (the “Partnership”), a Delaware limited partnership, was formed in July 2001 to own and manage most of the assets, liabilities and operations of Penn Virginia Corporation’s (“Penn Virginia”) coal business (the “Penn Virginia Coal Business” or the “Predecessor”).

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

The Partnership completed its initial public offering of 7,475,000 common units (including underwriter’s overallotment) at a price of $21.00 per unit on October 30, 2001. Total proceeds for the 7,475,000 units were $157.0 million before offering costs and underwriters’ commissions. Effective with the closing of the initial public offering, Penn Virginia’s wholly owned subsidiaries received 174,880 common units, 7,649,880 subordinated units and a 2% partnership interest in the ownership of the Partnership. In addition, concurrent with the closing of the initial public offering, the Partnership borrowed $43,386,750 under its term loan credit facility with PNC Bank, National Association and other lenders.

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

In December 2002, the Partnership acquired approximately 120 million tons of coal reserves from subsidiaries of Peabody Energy Corporation (“Peabody”). In conjunction with the acquisition, the Partnership issued 1,522,325 common units and 1,240,833 Class B common units, of which 293,700 Class B common units were held in escrow pending certain title transfers at December 31, 2002. In July 2003, all of the class B common units were converted, in accordance with their terms, upon the approval of our common unitholders. As of December 31, 2003, 52,700 common units remained in escrow pending Peabody acquiring and transferring to us certain of the West Virginia reserves we purchased. As a result of the units held in escrow, approximately one million tons of coal reserves and 52,700 common units were not included in property, plant and equipment or partners’ capital, respectively, at December 31, 2003.

The general partner of the Partnership is Penn Virginia Resource GP, LLC, a wholly owned subsidiary of Penn Virginia.

2.	Summary of Significant Accounting Policies

Basis of Presentation

Unless otherwise indicated, for the purposes of these financial statements, the Partnership refers to the Penn Virginia Coal Business for the periods prior to October 30, 2001 and to Penn Virginia Resource Partners, L.P. for the periods subsequent to October 30, 2001. The consolidated financial statements present the results of operations and financial position of the Partnership as if it had existed as a single entity, separate from Penn

PENN VIRGINIA RESOURCE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Virginia, for the periods prior to October 30, 2001. Intercompany balances and transactions within the Partnership have been eliminated.

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

Cash and Cash Equivalents / Restricted U.S. Treasury Notes

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2001, the Partnership had restricted cash in the form of U.S. Treasury notes, which were used to secure the Partnership’s term loan facility – see “Note 7. Long-Term Debt.” In December 2002, the Partnership sold the remaining U.S. Treasury notes and used the proceeds to purchase property and equipment.

Note Receivable

The note receivable is recorded at cost, adjusted for amortization of discounts. Discounts are amortized over the life of the note receivable using the effective interest rate method.

Debt Issuance Costs

Debt issuance costs relating to the Partnership’s revolving credit facility and term loan have been capitalized and are being amortized over the life of the revolving credit facility and the senior notes.

Property and Equipment

Property and equipment represent the Partnership’s ownership in coal fee mineral interests. Property and equipment are carried at cost and also include expenditures for additions and improvements, such as roads and land improvements, which increase the productive lives of existing assets. Maintenance and repair costs are expensed as incurred. Depreciation and amortization of property and equipment is computed using the straight-line or declining balance methods over the estimated useful lives of such property and equipment, varying from 3 years to 20 years. Coal properties are depleted on an area-by-area basis at a rate based upon the cost of the mineral properties and estimated proven and probable tonnage therein. From time to time, the Partnership carries out core-hole drilling activities on its coal properties in order to ascertain the quality and quantity of the coal contained in those properties. These core-drilling activities are expensed as incurred. When an asset is retired or sold, its cost and related accumulated depreciation and amortization are removed from the accounts. The difference between undepreciated cost (net of any related asset retirement obligation) and proceeds from disposition is recorded as gain or loss.

Timber and timberlands are stated at cost less depletion and amortization for timber previously harvested. The cost of the timber harvested is determined based on the volume of timber harvested in relation to the amount of estimated net merchantable volume, utilizing a composite pool. The Partnership estimates its timber inventory using statistical information and periodic data obtained from physical measurements, site maps, photo-types and other information gathering techniques. These estimates are updated annually and may result in adjustments of timber volumes and depletion rates, which are recognized prospectively. Changes in these estimates have no effect on the Partnership’s cash flow.

PENN VIRGINIA RESOURCE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Coal Mineral Rights

Based on the application of certain provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” the Partnership has begun to classify costs associated with the leasing of coal reserves acquired after June 30, 2001 as an intangible asset on the balance sheet, apart from other capitalized property costs. The amount capitalized related to a mineral right represents its fair value at the time such right was acquired less accumulated amortization. The transition provisions of SFAS No. 141 and SFAS No. 142 only require the reclassification of amounts acquired after the June 30,2001 effective date, unless previously maintained records make it possible to reclassify rights acquired prior to that date. Prior to June 30, 2001, the Partnership did not separately allocate acquisition costs between owned mineral interests (tangible property) and leased mineral rights (intangible property), as such interests were part of the same coal seams. Accordingly, the Partnership has only classified coal mineral rights acquired after June 30, 2001 as an intangible asset in the accompanying consolidated balance sheet. The pattern in which the economic benefits of the intangibles are used cannot be reliably determined; consequently, the Partnership is amortizing the coal mineral rights using the straight-line method over an estimated useful life of 13 years.

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

Long-Term Prepaid Minimums

The Partnership leases a portion of its reserves from third parties which require monthly or annual minimum rental payments. The prepaid minimums are recoupable from future production and are deferred and charged to royalty expense as the coal is subsequently produced. The Partnership evaluates the recoverability of the prepaid minimums on a periodic basis; consequently, any prepaid minimums that cannot be recouped are charged to royalty expense.

Environmental Liabilities

Included in “Other Liabilities” are accruals for environmental liabilities that were either assumed in connection with certain acquisitions or recorded in operating expenses when it is probable that a liability has been incurred and the amount of that liability can be reasonably estimated.

Concentration of Credit Risk

Substantially all of the Partnership’s accounts receivable at December 31, 2003 result from accrued revenues from lessee production. This concentration of lessees may impact the Partnership’s overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions. In determining whether or not to require collateral from a lessee, the Partnership analyzes the lessee entity’s net worth, cash flows, earnings and credit ratings to the extent information is available. Receivables are generally not collateralized. Historical credit losses incurred by the Partnership on receivables have not been significant.

PENN VIRGINIA RESOURCE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

The Partnership’s financial instruments consist of cash and cash equivalents, accounts receivable, note receivable, accounts payable, interest rate swap and long-term debt. The carrying values of cash and cash equivalents, accounts receivable and payable and the interest rate swap approximate fair value. The fair value of long-term debt at December 31, 2003 and 2002 was $88.9 million and $90.9 million, respectively. The fair value of the note receivable at December 31, 2003 and 2002 was $2.3 million and $3.4 million, respectively.

Revenues

Coal Royalties. Coal royalty revenues are recognized on the basis of tons of coal sold by the Partnership’s lessees and the corresponding revenues from those sales. Most coal leases are based on minimum monthly or annual payments, a minimum dollar royalty per ton and/or a percentage of the gross sales price.

Coal Services. Coal services revenues are recognized when lessees use the Partnership’s facilities for the processing, loading and/or transportation of coal. Coal services revenues consist of fees collected for the use of the Partnership’s loadout facility, coal preparation plants and dock loading facility.

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

For periods prior to the Partnership’s initial public offering, the Penn Virginia Coal Business’ (Predecessor) operations were included in Penn Virginia’s consolidated federal and state income tax returns. The Penn Virginia Coal Business’ income tax provisions were computed as though separate returns were filed. The Penn Virginia Coal Business accounted for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” This statement requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in Penn Virginia Coal Business’ financial statements or tax returns. Using this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates.

PENN VIRGINIA RESOURCE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net income per unit

Basic and diluted net income per unit is determined by dividing net income, after deducting the general partner’s 2% interest, by the weighted average number of outstanding Common Units and Subordinated Units. At December 31, 2003, there were no dilutive units.

New Accounting Standards

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others, which clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor’s accounting for and disclosures of certain guarantees issued. FIN 45 requires enhanced disclosures for certain guarantees. It also will require certain guarantees that are issued or modified after December 31, 2002, including certain third-party guarantees, to be initially recorded on the balance sheet at fair value. For guarantees issued on or before December 31, 2002, liabilities are recorded when and if payments become probable and estimable. The Partnership adopted the standard and has not issued any guarantees that are subject to the interpretation.

3.	Acquisitions

In December 2002, the Partnership acquired two properties containing approximately 120 million tons of coal reserves (unaudited) from Peabody for 1,522,325 million common units, 1,240,833 million Class B common units (a combined common unit value of $57.0 million) and $72.5 million in cash plus closing costs. The $130.5 million acquisition included approximately $6.1 million, or 293,700 Class B units, held in escrow pending certain title transfers at December 31, 2002. As a result of the units held in escrow, approximately five million tons of coal reserves (unaudited) and 293,700 common units were not included in property, plant and equipment or partners’ capital, respectively, at December 31, 2002. In July 2003, 241,000 Class B common units were released from escrow in exchange for certain title transfers in New Mexico. In July 2003, all of the class B common units were converted, in accordance with their terms, upon the approval of our common unitholders. As of December 31, 2003, 52,700 common units remained in escrow pending Peabody acquiring and transferring to us certain of the West Virginia reserves we purchased. As a result of the units held in escrow, approximately one million tons of coal reserves and 52,700 common units were not included in property, plant and equipment or partners’ capital, respectively, at December 31, 2003. Approximately two-thirds of the reserves are located on the Lee Ranch property in New Mexico, which Peabody continues to operate as a surface mining operation. Approximately one third of the acquired reserves are in northern West Virginia, which Peabody also continues to operate. Each set of reserves are being leased back to Peabody for royalty rates which escalate annually over the life of the property’s production. As part of the transaction, Peabody will receive the right to share in the general partner’s incentive distribution rights, if any, in exchange for additional properties Peabody may source to the Partnership in the future. The cash portion of the transaction was funded with long-term debt and $26.4 million in proceeds from the sale of U.S. Treasury notes. The acquired coal reserves had existing productive operations that have been included in the Partnership’s statements of income since the closing date.

In November 2002, the Partnership completed the acquisition of certain infrastructure-related equipment and other assets integral to mining on one of our West Virginia properties. The purchased assets included a 900-ton per hour coal preparation plant, a unit-train loading facility and a railroad-granted rebate on coal loaded through the facility. The Partnership acquired the assets from Pen Holdings, Inc. and its lessors for $5.1 million in cash, which was funded with the proceeds from the sale of U.S. Treasury notes, plus the assumption of approximately $2.4 million in reclamation liabilities and approximately $0.6 million of stream mitigation obligations. These assets did not have existing productive operations at the time of acquisition. In 2003, the

PENN VIRGINIA RESOURCE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Partnership leased the property and related infrastructure to a third party who is actively operating on the property. Consequently, all of the reclamation and stream mitigation liabilities were assigned to the new lessee.

In August 2002, we acquired the coal mineral interests to approximately 16 million tons of coal reserves located in West Virginia for $12.3 million. The acquisition, which was purchased from an independent private entity, was funded with the proceeds from the sale of U.S. Treasury notes. The acquired coal mineral interests had existing productive operations that have been included in the Partnership’s statements of income as of the closing date.

The factors used by the Partnership to determine the fair market value of acquisitions include, but are not limited to, discounted future net cash flows on a risked-adjusted basis, geographic location, quality of resources, potential marketability and financial condition of the lessees.

4.	Note Receivable

At December 31, 2003 and 2002, the Partnership had one note receivable outstanding relating to the sale of coal properties located in Virginia in 1986. The note has a stated interest rate of 6.0% per annum and had an original principal amount of $15.0 million pursuant to which the Partnership receives quarterly payments through July 1, 2005. In addition, the Partnership owns a 50% residual interest in any royalty income generated on any of the coal mined and sold after July 1, 2005.

The note receivable matures as follows:

	December 31,
	2003	2002
	(in thousands)
Current	$767	$527
Due after one year through July 1, 2005	504	1,274

	$1,271	$1,801

5.	Property and Equipment

Property and equipment includes:

	December 31,
	2003	2002
	(in thousands)
Coal properties	$244,881	$244,702
Coal services equipment	16,660	15,368
Land	1,791	1,791
Timber	188	188
Other equipment	1,377	1,272

	264,897	263,321
Less: Accumulated depreciation, depletion and amortization	31,620	15,253

Net property and equipment	$233,277	$248,068

PENN VIRGINIA RESOURCE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Coal Mineral Rights

Coal mineral rights include:

	December 31,
	2003	2002
	(in thousands)
Coal mineral rights—New Mexico	$5,069	$—
Less: Accumulated amortization	200	—

Coal mineral rights, net	$4,869	$—

Amortization expense totaled $0.2 million for the year ended December 31, 2003. Amortization expense is expected to be $0.4 million for each of the next five years.

7.	Allowance for Prepaid Minimums

The Partnership establishes provisions for losses on long-term prepaid minimums if we determine that we will not recoup all or part of the outstanding balance. Collectibility is reviewed periodically and an allowance is established or adjusted, as necessary, using the specific identification method. The following table presents the activity of our allowance for prepaid minimums for the three years ended December 31, 2003:

	For the Years Ended December 31,
	2003	2002	2001
	(in thousands)
Balance at beginning of period	$1,240	$1,475	$1,475
Charges to expense	94	115	—
Deductions and other	—	(350)	—

Balance at end of period	$1,334	$1,240	$1,475

8.	Accrued Liabilities

Accrued liabilities include:

	December 31,
	2003	2002
	(in thousands)
Accrued interest	$1,382	$164
Accrued taxes	611	703
Accrued royalty expense	550	141
Other	367	446

Total accrued liabilities	$2,910	$1,454

9.	Asset Retirement Obligations

Effective January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

PENN VIRGINIA RESOURCE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of assets.

The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is also added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to accretion expense, which are recorded as additional depreciation, depletion and amortization. If the obligation is settled for other than the carrying amount of the liability, a gain or loss on settlement will be recognized.

The Partnership identified all required asset retirement obligations and determined the fair value of these obligations on the date of adoption. The determination of fair value was based upon regional market and facility type information. In conjunction with the initial application of SFAS No. 143, the Partnership recorded a cumulative effect of change in accounting principle of $0.1 million as a decrease to income. In addition, an asset retirement obligation of approximately $0.4 million was recorded in “Other Liabilities.” Below is a reconciliation of the beginning and ending aggregate carrying amount of our asset retirement obligations as of December 31, 2003.

Year Ended December 31, 2003
(in thousands)
Balance—January 1, 2003	$—
Initial adoption entry	435
Liabilities incurred in the current period	198
Accretion expense	33

Balance—December 31, 2003	$666

On a pro forma basis as required by SFAS No. 143, the amount of the asset retirement obligation would have been $0.4 million as of December 31, 2002. If SFAS No. 143 were applied retroactively, the impact on the consolidated statements of income for the years ended December 31, 2002 and 2001 would not be material.

10.	Long-Term Debt

Long-term debt includes:

	December 31,
	2003	2002
	(in thousands)
Revolving credit facility—variable rate of 2.9% at December 31, 2003	$2,500	$47,500
Senior unsecured notes, net of interest rate swap	89,286	—
Term loan	—	43,387

	91,786	90,887
Less: current maturities	1,500	—

Net long-term debt	$90,286	$90,887

PENN VIRGINIA RESOURCE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revolving Credit Facility

In October 2003, the Partnership entered into an amendment to its revolving credit facility (the “Revolver”) to increase the facility from $50 million to $100 million and to extend the maturity date to October 2006. The Revolver is with a syndicate of financial institutions led by PNC Bank, National Association as its agent. The Revolver is available for general partnership purposes, including working capital, capital expenditures and acquisitions, and includes a $5.0 million sublimit that is available for working capital needs and distributions and a $5.0 million sublimit for the issuance of letters of credit.

Indebtedness under the Revolver will bear interest, at our option, at either (i) the Eurodollar rate plus an applicable margin which ranges from 1.25% to 2.25% based on our ratio of consolidated indebtedness to consolidated EBITDA (as defined in the Revolver) for the four most recently completed fiscal quarters, or (ii) the higher of the federal funds rate plus 0.50% or the prime rate as announced by PNC Bank, National Association. The Partnership had utilized letters of credit of $1.6 million as of December 31, 2003 and 2002. The financial covenants of the Revolver include, but are not limited to, maintaining: (i) a ratio of not more than 2.50:1.00 of total debt to consolidated EBITDA (as defined by the credit agreement), and (ii) a ratio of not less than 4.00:1.00 of consolidated EBITDA to interest. As of December 31, 2003, the Partnership was in compliance with all of its covenants.

Senior Unsecured Notes

In March 2003, we closed a private placement of $90 million of senior unsecured notes (the “Notes”). The Notes bear interest at a fixed rate of 5.77% and mature over a ten year period ending in March 2013, with semi-annual interest payments through March 2004 followed by semi-annual principal and interest payments beginning in September 2004. Proceeds of the Notes, after the payment of expenses related to the offering, were used to repay and retire a $43.4 million term loan and to repay the majority of debt outstanding on our Revolver.

The Notes contain various covenants similar to those contained in the Revolver, with the exception of the financial covenants, which require the Partnership to maintain: (i) a ratio of not more than 3.00:1.00 of total debt to consolidated EBITDA (as defined by the credit agreement), and (ii) a ratio of not less than 3.50:1.00 of consolidated EBITDA to interest. However, the Notes do not limit the Partnership’s ability to incur additional indebtedness. The Notes rank pari passu in right of payment with all other unsecured indebtedness. As of December 31, 2003, the Partnership was in compliance with all of the covenants.

Interest Rate Swap

Concurrent with the closing of the Notes in March 2003, the Partnership entered into an interest rate swap agreement with a notional amount of $30 million, to hedge a portion of the fair value of the Notes. This swap is designated as a fair value hedge and has been reflected as a decrease in long-term debt of $0.7 million as of December 31, 2003. Under the terms of the interest rate swap agreement, the Partnership pays a fixed annual rate of 5.77% on a total notional amount of $30 million, and receives a variable rate equal to the floating interest rate which will be determined semi-annually and will be based on the six month London Interbank Offering Rate plus 2.36%.

As of December 31, 2003, the Partnership had outstanding borrowings of $91.8 million, consisting of $2.5 million borrowed against our Revolver and $89.3 million attributable to our senior unsecured notes ($90.0 million offset by $0.7 million fair value of interest rate swap).

PENN VIRGINIA RESOURCE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Debt Maturities

Aggregate maturities of the principal amounts of long-term debt for the next five years and thereafter are as follows (in thousands):

2004	$1,500
2005	4,800
2006	10,800
2007	11,000
2008	12,700
Thereafter	51,700

92,500
Less: interest rate swap	714

Total debt, including current maturities	$91,786

11.	Partnership Capital and Distributions

As of December 31, 2003, partners’ capital consisted of 10,373,288 common units representing a 56.4% limited partner interest, 7,649,880 subordinated units representing a 41.6% interest and a 2% general partner interest. As of December 31, 2003, affiliates of Penn Virginia, in the aggregate, owned a 44.4% interest in the Partnership consisting of 155,317 common units, 7,649,880 subordinated units and a 2% general partner interest.

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

Cash distributions

Distributions of Available Cash to holders of subordinated units are subject to the prior rights of holders of common units to receive the minimum quarterly distribution (“MQD”) for each quarter during the subordinated period and to receive any arrearages in the distribution of the MQD on the common units for the prior quarters during the subordinated period. The MQD is $0.50 per unit ($2.00 per unit on an annual basis). We expect to make quarterly distributions of $0.50 or more per common unit to the extent we have sufficient cash from our operations after payment of fees and expenses. In general, we will pay any cash distributions we make each quarter in the following manner:

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

PENN VIRGINIA RESOURCE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For the years ended December 31, 2003 and 2002, the Partnership declared and paid quarterly distributions of $2.06 and $1.84 per unit to the unitholders, respectively. The quarterly distributions paid in 2002 included a first quarter distribution in the amount of $0.34 per unit to unitholders of record on January 31, 2002 which represented the pro rata MQD from October 30, 2001, the closing date of the initial public offering, through December 31, 2001.

12.	Related Party Transactions

General and Administrative

Penn Virginia charges the Partnership for certain corporate administrative expenses, which are allocable to the Partnership. When allocating general corporate expenses, consideration is given to payroll, general corporate overhead and employee benefits. Any direct costs are charged directly to the Partnership. Total corporate administrative expenses charged to the Partnership and the Penn Virginia Coal Business totaled $1.1 million, $1.2 million and $2.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. From commencement of operations (October 30, 2001) through December 31, 2001, the overhead costs allocated to the Partnership were $0.9 million. These costs are reflected in general and administrative expenses in the accompanying consolidated statements of income. Management believes the allocation methodologies used are reasonable.

PENN VIRGINIA RESOURCE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts payable—affiliate

The Partnership’s related party accounts payable and accrued liabilities balance totaled $0.6 million for the year ended December 31, 2003. The Partnership’s related party accounts payable and accrued liabilities balance totaled $1.7 million for the year ended December 31, 2002, which consists primarily of amounts due to the general partner for expenses incurred relating the December 2002 Peabody acquisition.

Interest expense—affiliate

Prior to the formation of the partnership, The Predecessor financed its working capital requirements and its capital expenditures, prior to the initial public offering, through an unsecured promissory note payable to Penn Virginia Equities Corporation, a wholly owned subsidiary of Penn Virginia. The note was paid in conjunction with the October 30, 2001 closing of the initial public offering. Additionally, during 1998, the Predecessor acquired 810 shares of its own stock owned by Penn Virginia Holding Corp., a wholly owned subsidiary of Penn Virginia, in exchange for an unsecured promissory note totaling $36.9 million. The note was cancelled in conjunction with the October 30, 2001 closing of the initial public offering. Affiliated interest expense was $7.0 million for the period from January 1, 2001 through October 30, 2001.

There were no outstanding long-term debt—affiliate balances for the years ended December 31, 2003 and 2002.

Interest income—affiliate

The Partnership advanced its cash receipts from operations to Penn Virginia, prior to the initial public offering, so that Penn Virginia may centrally manage cash funding requirements for its consolidated group. These advances totaled $75 million and were forgiven in conjunction with the October 30, 2001 closing of the initial public offering. Affiliated interest income was $3.5 million for the period from January 1, 2001 through October 30, 2001.

There were no outstanding long-term receivables-affiliate balances for the years ended December 31, 2003 and 2002.

13.	Income Taxes

The provision for income taxes consisted of current income taxes of $6.7 million and zero deferred income taxes for the period from January 1, 2001 through October 30, 2001. There were no differences between the taxes computed by applying the statutory tax rate to income from operations before income taxes and the Partnership’s reported income tax expense.

Subsequent to the initial formation of the Partnership, no provision for current or deferred income taxes related to the operations of the Partnership has been included in the accompanying financial statements because, as a Partnership, it is not subject to federal or state income taxes and the tax effect of its activities accrues to the unitholders

14.	Long-Term Incentive Plan

The long-term incentive plan is administered by the compensation committee of the general partner’s board of directors. The Partnership will reimburse the general partner for all payments made pursuant to the programs. Grants may be made either of restricted units, phantom units or options to purchase common units. Common

PENN VIRGINIA RESOURCE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For the year ended December 31, 2003 the general partner granted an aggregate of 12,950 units under the Plan, including 8,950 restricted common units granted to officers and employees of the general partner and 4,000 restricted common units granted to independent directors. For the year ended December 31, 2002 the general partner granted an aggregate of 37,500 units under the Plan, including 21,500 restricted common units granted to officers of the general partner and 16,000 restricted common units granted to independent directors, of which 4,000 vested in 2002. From commencement of operations (October 30, 2001) through December 31, 2001, no grants under the plan were made. The general partner is reimbursed for all direct compensation expenses incurred on the Partnership’s behalf and the amount is charged to expense over the vesting period. General and administrative expenses relating to the vesting of restricted units totaled $0.2 million, $0.4 million and zero for the years ended December 31, 2003, 2002 and 2001.

15.	Commitments and Contingencies

Rental Commitments

Minimum annual rental commitments payable by the Partnership under all coal property non-cancelable operating leases in effect at December 31, 2003 were $0.4 million per year. The rental commitments relate to various coal reserves leased by the Partnership and do not expire until the respective reserves have been exhausted or the leases have been cancelled. We believe the future rental commitments cannot be estimated with certainty; however, based on historical trends, we believe the Partnership will incur approximately $0.4 million in rental commitments in perpetuity until the reserves have been exhausted.

Legal

The Partnership is involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, Partnership management believes these claims will not have a material effect on the Partnership’s financial position, liquidity or operations.

Environmental Compliance

The operations of our lessees are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. The terms of the Partnership’s coal property leases impose liability for all environmental and reclamation liabilities arising under those laws and regulations on the relevant lessees. The lessees are bonded and have indemnified the Partnership against any and all future environmental liabilities. The Partnership regularly visits the coal property leases to monitor lessee’s compliance with environmental laws and regulations, as well as reviewing mine activities. Management believes that the Partnership’s lessees will be able to comply with existing regulations and does not expect any material impact on its financial condition or results of operations.

PENN VIRGINIA RESOURCE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2003, the Partnership has some reclamation bonding requirements with respect to certain of its unleased and inactive properties. In conjunction with the November 2002 purchase of equipment (see “Note 3. Acquisitions”), the Partnership assumed reclamation and mitigation liabilities of approximately $3.0 million. In 2003, the Partnership leased the property and related infrastructure to a third party who is actively operating on the property. Consequently, all of the reclamation and stream mitigation liabilities were assigned to the new lessee. As of December 31, 2003 and 2002, the Partnership’s environmental liabilities totaled $1.6 million and $4.6 million, respectively. The $1.6 million liability represents the Partnership’s best estimate as of December 31, 2003. However, given the uncertainty of when the reclamation area will meet regulatory standards, it is likely that a change in this estimate could occur in the future. The environmental liabilities are not covered by the indemnification agreement with Penn Virginia.

Mine Health and Safety Laws

There are numerous mine health and safety laws and regulations applicable to the coal mining industry. However, since we do not operate any mines and do not employ any coal miners, we are not subject to such laws and regulations. Accordingly, we have not accrued any liabilities related thereto.

16.	Major Lessees

The Partnership depends on a few groups of lessees for a significant portion of its revenues. Each lessee group generally includes two or more affiliated entities which conduct mining operations at several locations. Revenues from major lessee groups, which exceed ten percent of total revenues, are as follows:

	Year Ended December 31,
	2003		2002		2001
	Revenues	%	Revenues	%	Revenues	%
	(dollars in thousands)
Lessee group A—Coal royalty segment	$14,187	25.5	$706	1.8	$—	—
Lessee group B—Coal royalty segment	7,906	14.2	7,059	18.3	6,138	16.4
Lessee group C—Coal royalty segment	6,775	12.2	5,175	13.4	5,302	14.1
Lessee group D—Coal royalty and coal services segments	6,760	12.1	6,738	17.5	7,364	19.6

17.	Segment Information

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

Coal Services

The Partnership’s coal services segment consists of fees charged to its lessees for the use of the Partnership’s unit train loadout facilities, coal preparation plants, dock loading facility and short-line railroads.

PENN VIRGINIA RESOURCE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Timber

The Partnership’s timber segment is engaged in the selling of standing timber on the Partnership’s properties.

The following is a summary of certain financial information relating to the Partnership’s segments:

	Coal Royalty	Coal Services	Timber	Total
For the year ended December 31, 2003	(in thousands)
Revenues	$52,510	$2,112	$1,020	$55,642
Operating costs and expenses	9,638	2,235	631	12,504
Depreciation, and depletion	15,323	1,250	5	16,578

Operating income (loss)	$27,549	$(1,373)	$384	$26,560

Interest expense				(4,986)
Interest income				1,223
Cumulative effect of change in accounting principle				(107)

Income before taxes				$22,690

Total assets	$245,461	$14,111	$167	$259,892
Capital expenditures	1,480	3,811	—	5,291

For the year ended December 31, 2002
Revenues	$34,820	$2,148	$1,640	$38,608
Operating costs and expenses	8,491	1,129	606	10,226
Depreciation and depletion	3,266	681	8	3,955

Operating income (loss)	$23,063	$338	$1,026	$24,427

Interest expense				(1,758)
Interest income				2,017

Income before taxes				$24,686

Total assets	$252,097	$14,306	$172	$266,575
Capital expenditures	138,520	9,015	—	$147,535

For the year ended December 31, 2001
Revenues	$34,121	$1,660	$1,732	$37,513
Operating costs and expenses	7,683	911	677	9,271
Depreciation and depletion	2,631	445	8	3,084

Operating income (loss)	$23,807	$304	$1,047	$25,158

Interest expense				(7,272)
Interest income				4,904

Income before taxes				$22,790

Total assets	$156,872	$5,586	$180	$162,638
Capital expenditures	33,061	608	—	33,669

Operating income is equal to total revenues less operating costs and expenses and depreciation, depletion and amortization. Operating income does not include certain other income items, interest expense, interest income and income taxes. Identifiable assets are those assets used in the Partnership’s operations in each segment.

PENN VIRGINIA RESOURCE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	Quarterly Financial Information (Unaudited)

Summarized Quarterly Financial Data:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003	(in thousands, except share data)
Operating revenues royalties	$13,241	$13,281	$12,812	$16,308
Operating income	6,076	6,216	6,350	7,918
Net income	$5,514	$5,159	$5,269	$6,748
Basic and diluted net income per limited partner unit:
Common	$0.30	$0.28	$0.29	$0.37
Subordinated	$0.30	$0.28	$0.29	$0.37
Weighted average number of units outstanding, basic and diluted:
Common	7,650	7,650	7,650	7,997
Subordinated	7,650	7,650	7,650	7,650

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2002	(in thousands, except share data)
Operating revenues royalties	$10,755	$7,791	$10,404	$9,658
Operating income	7,267	4,879	7,039	5,242
Net income	$7,432	$4,994	$7,078	$5,182
Basic and diluted net income per limited partner unit:
Common	$0.48	$0.32	$0.45	$0.32
Subordinated	$0.48	$0.32	$0.45	$0.32
Weighted average number of units outstanding, basic and diluted:
Common	7,650	7,650	7,650	7,997
Subordinated	7,650	7,650	7,650	7,650

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Effective May 3, 2002, the Audit Committee of the Board of Directors of our general partner dismissed Arthur Andersen LLP (“Andersen”) as the Partnership’s independent public accountants and engaged KPMG to serve as the Partnership’s independent public accountants for 2002 and thereafter.

Andersen’s report on the Partnership’s consolidated financial statements for the year ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion or were qualified or modified as to uncertainty, audit scope or accounting principles.

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

The Partnership disclosed the foregoing information on a Current Report on Form 8-K dated May 3, 2002 (the “Form 8-K”). The Partnership provided Andersen with a copy of the foregoing disclosure in 2002 and requested Andersen to furnish the Partnership with a letter addressed to the Securities and Exchange Commission stating whether Andersen agreed with the statements by the Partnership in the foregoing disclosure and, if not, stating the respects in which it did not agree. Andersen’s letter stated that it had read the pertinent paragraphs of the Form 8-K and was in agreement with the statements contained therein.

During the Partnership’s three most recent fiscal years and through the date of this Annual Report on Form 10-K, the Partnership did not consult KPMG with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Partnership’s consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A.	Controls and Procedures

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

As is commonly the case with publicly traded limited partnerships, we do not employ any of the persons responsible for managing or operating our business, but instead we reimburse the general partner for its services. The following table sets forth information concerning the directors and executive officers of the general partner. All directors of the general partner are elected, and may be removed, by Penn Virginia Resource GP Corp., its sole member and wholly owned subsidiary of Penn Virginia Corporation.

Name	Age	Position with the General Partner
A. James Dearlove	56	Chairman of the Board of Directors and Chief Executive Officer
Edward B. Cloues, II	56	Director
John P. DesBarres	64	Director
Keith B. Jarrett	55	Director
James R. Montague	56	Director
Richard M. Whiting	49	Director
Keith D. Horton	50	President, Chief Operating Officer and Director
Nancy M. Snyder	51	Vice President, General Counsel and Director
Frank A. Pici	48	Vice President, Chief Financial Officer and Director
Forrest W. McNair	38	Vice President and Controller
Ronald K. Page	53	Vice President, Corporate Development

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

Edward B. Cloues, II is a director of the general partner. Since January 1998, Mr. Cloues has served as Chairman of the Board and Chief Executive Officer of K-Tron International, Inc., a provider of material handling equipment and systems. From October 1979 to January 1998, Mr. Cloues was a partner of Morgan, Lewis & Bockius LLP, an international law firm. He also serves as a director of Penn Virginia Corporation and is the non-executive Chairman of the Board of AMREP Corporation.

John P. DesBarres is a director of the general partner. He is currently a private investor and leadership consultant residing in Rancho Palos Verdes, California. From 1991 to 1995 he served as the Chairman, President and Chief Executive Officer of Transco Energy Company, an energy company which merged with The Williams Companies, Inc. in 1995. Mr. DesBarres serves as a director of American Electric Power, Inc. (“AEP”) and Texas Eastern Products Pipeline, Inc., the general partner of TEPPCO Partners, LP (“TPP”). He serves as chairman of the Human Resources Committee of the AEP Board and also as a member of the AEP Nuclear Oversight Committee. He also serves as chairman of the TPP Special Committee and is on the Compensation and Audit Committees of the TPP Board.

Keith B. Jarrett is a director of the general partner. Since January 2002, Mr. Jarrett has been providing financial expertise in the investment technology area to start-up companies. Prior to January 2002, he served in various capacities with affiliates of The Thomson Corporation, a public company listed on the New York, Toronto and London Stock Exchanges. Mr. Jarrett served as Chief Executive Officer of Thomson Financial Ventures from 1998 to 2001 and as Chief Executive Officer of Thomson Financial International from 1998 to June 2000. The Thomson Financial companies are in the business of selling information and technology solutions to the global banking and securities management industries. Mr. Jarrett serves as a director of Information Holdings, Inc. (“IHI”) and is a member of the Nominating and Corporate Governance Committee of the IHI Board.

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

Richard M. Whiting is a director of the general partner. Mr. Whiting has been employed by Peabody Energy Corporation in various capacities since 1976 and currently serves as Executive Vice President—Sales, Marketing and Trading.

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

Nancy M. Snyder has served as Vice President, General Counsel and a director of the general partner since October 2001. She has also served in various capacities with Penn Virginia Corporation since 1997, including as Vice President since December 2000 and as General Counsel and Corporate Secretary since 1997. From 1993 to 1997, Ms. Snyder was a solo practitioner representing clients generally in connection with mergers and acquisitions and general corporate matters. From 1990 to 1993, Ms. Snyder served as general counsel to Nan Duskin, Inc. and its affiliated companies, which were in the businesses of womens’ retail fashion and real estate. From 1983 to 1989, Ms. Snyder was an associate at the law firm of Duane Morris, where she practiced securities, banking and general corporate law.

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

Ronald K. Page has served as Vice President, Corporate Development for the general partner since July 2003. From January 1998 to May 2003, Mr. Page served in various positions with El Paso Field Services Company, including Vice President of Commercial Operations—Texas Pipelines and Processing, Vice President of Business Development, Director of Business Development, and Consultant. From October, 1995 through December, 1997, Mr. Page was employed as Vice President of Business Development by TPC Corporation (formerly Texas Power Corporation). For 17 years prior to 1995, Mr. Page served in various positions at Seagull Energy Corporation, including Vice President of Operations at Seagull’s Enstar Natural Gas Company, Vice President of Pipelines and Marketing, and Manager of Engineering.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors of the general partner and persons who own more than ten percent of a registered class of our equity securities to file reports of beneficial ownership and changes in beneficial ownership with the Securities and Exchange Commission and to furnish us with copies of all such reports. We believe that all such filings were made on a timely basis in 2003.

Item 11.	Executive Compensation

The officers of the general partner manage and operate our business. We do not directly employ any of the persons responsible for managing or operating our business, but instead reimburse the general partner for the services of such persons. The following table sets forth the compensation paid by the general partner during 2003, 2002 and 2001 for services rendered in all capacities to its Chief Executive Officer and the three other executive officers whose compensation exceeded $100,000 in 2003.

Summary Compensation Table

	Year		Annual Compensation						Long-Term Compensation
Name and Principal Position			Salary ($)		Bonus ($)		Other Annual Compensation ($)		All Other Compensation ($)
A. James Dearlove	2003		165,000	(1)	62,500	(1)	35,715	(2)	774	(3)
Chief Executive Officer	2002		155,000	(1)	62,500	(1)	138,900	(2)	774	(3)
	2001	(4)	22,692	(1)	10,417	(1)	—		—

Keith D. Horton	2003		211,500	(1)	72,000	(1)	35,715	(2)	414	(3)
President and Chief Operating Officer	2002		202,500	(1)	27,000	(1)	196,775	(2)	486	(3)
	2001	(4)	27,693	(1)	15,003	(1)	—		—

Frank A. Pici	2003		113,000	(1)	40,000	(1)	23,810	(2)	270	(3)
Vice President and Chief Financial Officer	2002		107,500	(1)	30,000	(1)	81,025	(2)	263	(3)
	2001	(4)	26,876	(1)	15,000	(1)	—		—

Nancy M. Snyder	2003		96,250	(1)	40,000	(1)	23,810	(2)	414	(3)
Vice President and General Counsel	2002		87,500	(1)	40,000	(1)	81,025	(2)	264	(3)
	2001	(4)	11,923	(1)	5,417	(1)	—		—

(1)	Messrs. Dearlove, Horton and Pici and Ms. Snyder devote approximately 50%, 90%, 50% and 50% of their professional time, respectively, to the business and affairs of the Partnership. They devote the balance of their professional time to the business and affairs of Penn Virginia Corporation, which is the indirect sole member of the general partner.
(2)	These amounts reflect the value on the date of grant of restricted units granted under the general partner’s Long Term Incentive Plan. Generally, these restricted units will vest 25%, 25% and 50% on October 30 of each of 2004, 2005 and 2006, respectively, if the Partnership has made all minimum quarterly distributions payable to unitholders as required under its partnership agreement prior to the time of such vesting. Messrs. Dearlove, Horton and Pici and Ms. Snyder received $ 14,700, $ 19,850, $ 8,770 and $ 8,770, respectively, of distributions paid with respect to the restricted units in 2003. Restricted units may not be transferred, and are subject to forfeiture upon termination of employment, until such time as the restricted units vest.
(3)	Reflects reimbursements for life insurance premiums.
(4)	The Partnership commenced operations upon completion of its public offering on October 30, 2001. Accordingly, these amounts reflect compensation paid by the general partner, and reimbursed by us, during the period commencing October 30, 2001 and ending December 31, 2001.

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

Restricted Units. A restricted unit entitles the grantee to receive a common unit upon the vesting of the restricted unit. The general partner granted 12,950 restricted units to directors, officers and employees of the general partner in 2003. Restricted units vest upon terms established by the committee, but in no case earlier than the conversion to common units of the Partnership’s outstanding subordinated units. In addition, the restricted units will vest upon a change of control of the general partner or Penn Virginia Corporation.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The following table sets forth, as of February 26, 2004, the amount and percentage of the Partnership’s units beneficially owned by (i) each person know by us to own beneficially more than 5% of its units, (ii) each director of the general partner, (iii) each executive officer of the general partner and (iv) all executive officers and directors of the general partner as a group.

Name of Beneficial Owner	Common Units		Percentage of Common Units(1)	Subordinated Units	Percentage of Subordinated Units(1)	Percentage of Total Units
Penn Virginia Resource LP Corp. (2)	129,148		—	7,135,043	93.3	40.2
Kanawha Rail Corp (2)	10,469		—	514,837	6.7	2.9
Peabody Natural Resources Company	1,613,158	(3)	15.5	—	—	8.9
Edward B. Cloues, II	6,000	(4)	—	—	—	—
A. James Dearlove	18,600	(5)	—	—	—	—
John P. DesBarres	16,000	(4)	—	—	—	—
Keith D. Horton	18,300	(6)	—	—	—	—
Keith B. Jarrett	12,000	(4)	—	—	—	—
Forrest W. McNair	2,300	(7)	—	—	—	—
James R. Montague	6,500	(4)	—	—	—	—
Ronald K. Page	750	(8)	—	—	—	—
Frank A. Pici	7,000	(9)	—	—	—	—
Nancy M. Snyder	8,000	(9)	—	—	—	—
Richard M. Whiting	2,000
All directors and executive officers as a group (11 persons)	97,450		—	—	—	—

(1)	Based on 10,425,988 common units issued and outstanding February 26, 2004 and 7,649,880 subordinated units issued and outstanding on February 26, 2004. On February 26, 2004, there were approximately 6,400 holders of the Partnership’s common units and two holders of the Partnership’s subordinated units. Unless otherwise indicated, beneficial ownership is less than 1% of the Partnership’s common units and/or subordinated units.
(2)	Penn Virginia Corporation is the ultimate parent company of Penn Virginia Resource LP Corp., Kanawha Rail Corp. and Penn Virginia Resource GP, LLC. As such, Penn Virginia Corporation may be deemed to beneficially own the units held by Penn Virginia Resource LP Corp., Kanawha Rail Corp. and Penn Virginia Resource GP, LLC which, together, constitute 1.4% of the Partnership’s common units, and 100% of the Partnership’s subordinated units.
(3)	Includes 1,307 common units held in escrow.
(4)	Includes 4,000 restricted units which are currently subject to a restriction against transfer and an obligation to forfeiture to the general partner upon termination of Board membership for any reason other than death. Such restrictions lapse at the same time and in the same proportion as our outstanding subordinated units are converted to common units during the Subordination Period (as defined in the Partnership’s Amended and Restated Agreement of Limited Partnership). See “Long Term Incentive Plan—Restricted Units.”
(5)	Includes 13,200 Restricted Units.
(6)	Includes 14,000 Restricted Units.
(7)	Includes 800 Restricted Units.
(8)	Includes 750 Restricted Units.
(9)	Includes 5,500 Restricted Units.

Item 13.	Certain Relationships and Related Transactions

We are managed and controlled by our general partner pursuant to our partnership agreement. Under our partnership agreement, the general partner is reimbursed for all direct and indirect expenses it incurs or payments it makes on our behalf. These expenses include salaries, fees and other compensation and benefit expenses of employees, officers and directors, insurance, other administrative or overhead expenses and all other expenses necessary or appropriate to conduct our business. The costs allocated to us by the general partner for administrative services and overhead totaled $1.1 million and $1.2 million for the years ended December 31, 2003 and 2002, respectively, and $0.9 million for the period from October 30, 2001 through December 31, 2001.

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

Item 14.	Principal Accountant Fees and Services

The following table presents fees for professionals audit services rendered by KPMG LLP for the audit of the Partnership’s annual financial statements for 2003 and 2002, and fees billed for other services rendered by KPMG LLP.

	2003	2002
Audit fees (1)	$279,950	$122,200
Audit related fees (2)	5,000	—
Tax fees	—	—
All other fees	—	—

Total Fees	$284,950	$122,200

(1)	Audit fees consist of fees for the audits of the Partnership’s and the General Partner’s financial statements, consents for registration statements and comfort letters. Also included in audit fees are reimbursements of travel related expenses.
(2)	Audit-related fees pertain to debt compliance letters issued by KPMG for our $90 million senior notes. There were no such fees for 2002.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee’s policy is to pre-approve all audit and audit-related services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The Audit Committee may also pre-approve particular services on a case-by-case basis. The independent auditors are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with such pre-approval. The Audit Committee may also delegate pre-approval authority to one or more of its members. Such member(s) must report any decisions to the Audit Committee at the next scheduled meeting.

Part IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following documents are filed as exhibits to this Report on Form 10-K.

(a)    Financial Statements

1.	Financial Statements—The financial statements filed herewith are listed in the Index to Financial Statements on page 40 of this report.
2.	All schedules are omitted because they are not required, inapplicable or the information is included in the consolidated financial statements or the notes thereto.
3.	Exhibits
(3.1)†	Certificate of Limited Partnership of Penn Virginia Resource Partners, L.P.
(3.2)†††††	First Amended and Restated Agreement of Limited Partnership of Penn Virginia Resource Partners, L.P.
(3.3)†††††	Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of Penn Virginia Resource Partners, L. P.
(3.4)	Amendment No. 2 to First Amended and Restated Agreement of Limited Partnership of Penn Virginia Resource Partners, L. P.
(3.5)	Amendment No. 3 to First Amended and Restated Agreement of Limited Partnership of Penn Virginia Resource Partners, L. P.
(3.6)†††	Certificate of Formation of Penn Virginia Operating Co., LLC
(3.7)††††	Form of Amended and Restated Limited Liability Company Agreement of Penn Virginia Operating Co., LLC
(3.8)††	Certificate of Formation of Penn Virginia Resource GP, LLC
(3.9)†††††	Third Amended and Restated Limited Liability Company Agreement of Penn Virginia Resource GP, LLC
(10.1)†††	Credit Agreement dated October 30, 2001 among Penn Virginia Operating Co., LLC, PNC Bank, National Association as agent and the other financial institutions party thereto.
(10.2)††††††	Third Amendment to Credit Agreement dated as of October 31, 2003 among Penn Virginia Operating Co., LLC, PNC Bank, National Association as agent and the other financial institutions party thereto.
(10.3)†††	Contribution and Conveyance Agreement, dated as of September 13, 2001 among Penn Virginia Operating Co., LLC, Penn Virginia Holding Corp., Penn Virginia Resource Holdings Corp., Penn Virginia Resource LP Corp., Penn Virginia Resource GP Corp. and the other parties named therein.
(10.4)†††	Contribution, Conveyance and Assumption Agreement, dated September 14, 2001, among Penn Virginia Resource GP, LLC, Penn Virginia Resource Partners, L.P., Penn Virginia Operating Co., LLC and the other parties named therein
(10.5)†††††	Penn Virginia Resource GP, LLC Long-Term Incentive Plan
(10.6)†††	Penn Virginia Resource GP, LLC Short-Term Incentive Plan
(10.7)	Penn Virginia Resource GP, LLC Non-Employee Directors Deferred Compensation Plan
(10.8)††††	Omnibus Agreement dated October 30, 2001 among the Partnership, Penn Virginia Corporation, Penn\Virginia Resource GP, LLC and Penn Virginia Operating Co., LLC (“Omnibus Agreement”)
(10.9)†††††	Amendment to Omnibus Agreement Dated December 19, 2002
(10.10)†††††	Coal Mining Lease dated December 19, 2002 between Suncrest Resources LLC and Sterling Smokeless Coal Company
(10.11)†††††	Coal Mining Lease and Sublease dated December 19, 2002 between Fieldcrest Resources LLC and Gallo Finance Company

(10.12)†††	Closing Contribution, Conveyance and Assumption Agreement dated October 30, 2001 among Penn Virginia Operating Co., LLC, Penn Virginia Corporation, Penn Virginia Resource Partners, L. P., Penn Virginia Resource GP, LLC, Penn Virginia Resource L.P. Corp., Wise LLC, Loadout LLC, PVR Concord LLC, PVR Lexington LLC, PVR Savannah LLC, Kanawha Rail Corp.
(10.13)†††††	Purchase and Sale Agreement by and among Peabody Energy Corporation, Eastern Associated Coal Corp., Peabody Natural Resources Company and Penn Virginia Resource Partners, L.P. (incorporated by reference to Registrant’s Report on Form 8-K filed on December 19, 2002. Ratio of Earnings to Fixed Charges
(12.1)	Penn Virginia Resource GP, LLC and Penn Virginia Resource Partners, L.P. Executive and Financial Officer Code of Ethics
(16.1)†††††††	Letter dated May 8, 2002, from Arthur Andersen LLP to the Securities and Exchange Commission
(21.1)†††††	List of Subsidiaries of Penn Virginia GP, LLC
(23.1)	Consent of KPMG LLP
(31.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Previously filed with Form S-1 filed on July 19, 2001.
††	Previously filed with Amendment No. 1 to Form S-1 filed on September 7, 2001.
†††	Previously filed with Amendment No. 2 to form S-1 filed October 4, 2001.
††††	Previously filed with Amendment No. 3 to Form S-1 filed October 16, 2001.
†††††	Previously filed with Form 10-K filed on March 11, 2003.
††††††	Previously filed with Form 10-Q filed on November 11, 2003.
†††††††	Previously filed with Form 8-K filed on May 9, 2002.

(b)    Reports on Form 8-K

On December 15, 2003, Registrant filed a report on Form 8-K. The report involved the sale by Peabody Energy Corporation of 150,000 of Registrant’s common units and was filed under “Item 5. Other Events.”

On December 12, 2003, Registrant filed a report on Form 8-K. The report involved the sale by Peabody Energy Corporation of 1,000,000 of Registrant’s common units and was filed under “Item 5. Other Events.”