Form 10-Q
period 2004-03-31
PENN VIRGINIA RESOURCE PARTNERS L P
filed 2004-05-07
CIK 1144945

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2004

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

As of May 5, 2004, 10,425,988 common units and 7,649,880 subordinated units were outstanding.

PENN VIRGINIA RESOURCE PARTNERS, L.P.
INDEX

PART I.  Financial Information

Item 1. Financial Statements

PENN VIRGINIA RESOURCE PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME - Unaudited
(in thousands, except per unit data)

	Three Months
	Ended March 31,
	2004	2003
Revenues:
Coal Royalties	$16,860	$11,451
Coal Services	784	493
Timber	153	556
Minimum rentals	-	605
Other	166	136
Total revenues	17,963	13,241

Operating expenses:
Royalty	1,617	327
Operating	132	513
Taxes other than income	284	296
General and administrative	1,973	1,811
Depreciation, depletion and amortization	4,769	4,218
Total operating expenses	8,775	7,165

Operating income	9,188	6,076

Other income (expense):
Interest expense	(1,329)	(785)
Interest income	268	330
Income before cumulative effect of change in accounting principle	8,127	5,621
Cumulative effect of change in accounting principle	-	(107)
Net Income	$8,127	$5,514

General partner's interest in net income	$ 163	$ 110
Limited partner's interest in net income	$ 7,964	$ 5,404

Basic and diluted net income per limited partner unit, common and subordinated:
Income before cumulative effect of change in accounting principle	$0.44	$0.31
Cumulative effect of change in accounting principle	-	(0.01)
Net income per limited partner unit	$0.44	$0.30

Weighted average number of units outstanding:
Common	10,407	10,127
Subordinated	7,650	7,650

The accompanying notes are an integral part of these consolidated financial statements.

PENN VIRGINIA RESOURCE PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
ASSETS	2004	2003
Current assets	(unaudited)
Cash and cash equivalents	$ 9,426	$ 9,066
Accounts receivable	8,642	6,909
Other	880	767
Total current assets	18,948	16,742

Property and Equipment	266,328	264,897
Less: Accumulated depreciation, depletion and amortization	36,245	31,620
Total property and equipment	230,083	233,277

Coal mineral interests, net	4,773	4,869
Debt issuance costs	1,939	2,065
Prepaid minimums, net and other	2,617	2,939

Total assets	$ 258,360	$ 259,892

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable	$ 686	$ 965
Accrued liabilities	1,318	2,910
Current portion of long-term debt	3,000	1,500
Deferred income	1,463	1,610
Total current liabilities	6,467	6,985

Deferred income	6,996	6,028
Other liabilities	2,098	2,793
Long-term debt	89,487	90,286

Commitments and contingencies

Partners' capital	153,312	153,800

Total liabilities and partners' capital	$ 258,360	$ 259,892

The accompanying notes are an integral part of these consolidated financial statements.

PENN VIRGINIA RESOURCE PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited
(in thousands)

Three Months

	Ended March 31,
	2004	2003
Cash flow from operating activities:
Net income	$ 8,127	$ 5,514
Adjustments to reconcile net income to net
Cash provided by operating activities:
Depreciation, depletion, and amortization	4,769	4,218
Gain on sale of property and equipment	(3)	-
Noncash interest expense	126	120
Cumulative effect of change in accounting principle	-	107
Changes in operating assets and liabilities	(2,748)	(1,516)
Net cash provided by operating activities	10,271	8,443

Cash flows from investing activities:
Payments received on long-term note receivable	166	121
Proceeds from sale of property and equipment	3	45
Coal reserve acquisitions	-	(1,254)
Coal services additions	(404)	(7)
Other property and equipment expenditures	-	(8)
Net cash used in investing activities	(235)	(1,103)

Cash flows from financing activities
Payments for debt issuance costs	-	(1,419)
Proceeds from borrowings	-	90,000
Repayments of borrowings	-	(88,387)
Proceeds from issuance of partners' capital	-	278
Distributions paid	(9,676)	(8,008)
Net cash used in financing activities	(9,676)	(7,536)

Net increase (decrease) in cash and cash equivalents	360	(196)
Cash and cash equivalents - beginning of period	9,066	9,620
Cash and cash equivalents - end of period	$ 9,426	$ 9,424

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 2,515	$ 616

Noncash investing and financing activities:
Issuance of partners' capital for acquisition	$ 1,060	$ -

The accompanying notes are an integral part of these consolidated financial statements.

PENN VIRGINIA RESOURCE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

March 31, 2004

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

    The general partner of the Partnership is Penn Virginia Resource GP, LLC, a wholly owned subsidiary of Penn Virginia Corporation ("Penn Virginia").

2.   BASIS OF PRESENTATION

      The accompanying unaudited consolidated and combined financial statements include the accounts of Penn Virginia Resource Partners, L.P. and all wholly-owned subsidiaries.  The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. These statements involve the use of estimates and judgments where appropriate. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Partnership's consolidated financial statements and footnotes included in the Partnership's December 31, 2003 Annual Report on Form 10-K.  Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.  Certain reclassifications have been made to conform to the current year presentation.

3.  ASSET RETIREMENT OBLIGATION

      Effective January 1, 2004, we adopted Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The Standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of such assets.

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

      The Partnership identified all required asset retirement obligations and determined the fair value of these obligations on the date of adoption.  The determination of fair value was based upon regional market and facility type information.  In conjunction with the initial application of SFAS No. 143, we recorded a cumulative effect of change in accounting principle of $0.1 million as a decrease to income.  In addition, an asset retirement obligation of $0.4 million was recorded in "Other liabilities."  Below is a reconciliation of the beginning and ending aggregate carrying amount of our asset retirement obligations as of March 31, 2004.

	Three Months ended March 31,

(in thousands)	2004	2003

Beginning balance	$ 666	$ -
Initial adoption entry	-	435
Accretion expense	14	9
Ending Balance	$ 680	$ 444

4.  COMMITMENTS AND CONTINGENCIES

Legal

    The Partnership is involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, Partnership management believes these claims will not have a material effect on the Partnership's financial position, liquidity or operations.

Environmental Compliance

    The operations of our lessees are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. The terms of the Partnership's coal property leases impose liability for all environmental and reclamation liabilities arising under those laws and regulations on the relevant lessees. The lessees are bonded and have indemnified the Partnership against any and all future environmental liabilities. The Partnership regularly visits coal properties under lease to monitor lessee compliance with environmental laws and regulations and to review mine activities. Management believes that the Partnership's lessees will be able to comply with existing regulations and does not expect any material impact on the Partnership's financial condition or results of operations.

    As of March 31, 2004, the Partnership had some reclamation bonding requirements with respect to certain of its unleased and inactive properties.  As of March 31, 2004, the Partnership's environmental liabilities totaled $1.6 million, which represents the Partnership's best estimate as of March 31, 2004.  However, given the uncertainty of when the reclamation area will meet regulatory standards, it is likely that a change in this estimate could occur in the future.

Mine Health and Safety Laws

    There are numerous mine health and safety laws and regulations applicable to the coal mining industry.  However, since we do not operate any mines and do not employ any coal miners, we are not subject to such laws and regulations.  Accordingly, we have not accrued any liabilities related thereto.

5.   NET INCOME PER UNIT

    Basic and diluted net income per unit is determined by dividing net income, after deducting the general partner's 2% interest, by the weighted average number of outstanding common units and subordinated units.   At March 31, 2004, there were no potentially dilutive units outstanding.

6.   RELATED PARTY TRANSACTION

    Penn Virginia charges the Partnership for certain corporate administrative expenses, which are allocable to its subsidiaries. When allocating general corporate expenses, consideration is given to property and equipment, payroll and general corporate overhead. Any direct costs are charged directly to the Partnership. Total corporate administrative expenses charged to the Partnership totaled $0.3 million for each of the three month periods ended March 31, 2004 and 2003.  These costs are reflected in general and administrative expenses in the accompanying consolidated statements of income. Management believes the allocation methodologies used are reasonable.

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

          To date, the Partnership has not paid any incentive cash distributions to the general partner. The following table reflects the allocation of total cash distributions paid during the three months ended March 31, 2004 (in thousands):

          Limited partner units                                                                                           $           9,485
          General partner ownership interest                                                                                      191
             Total cash distributions                                                                                    $           9,676

          Total cash distributions paid per unit                                                                   $             0.52

          In February 2004, the Partnership distributed $0.52 per unit for the three months ended December 31, 2003, or 4% above its minimum quarterly distribution of $0.50 per unit.

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

Coal Services

    The Partnership's coal services segment consists of fee-based infrastructure facilities leased to certain lessees to generate additional coal services revenues.

Timber

The Partnership's timber segment consists of the selling of standing timber on the Partnership's properties.

The following is a summary of certain financial information relating to the Partnership's segments:

	Coal	Coal
	Royalty	Services	Timber	Consolidated
	(in thousands)
For the Three Months Ended March 31, 2004:
Revenues	$ 17,026	$ 784	$ 153	$ 17,963
Operating costs and expenses	3,506	334	166	4,006
Depreciation, depletion and amortization	4,198	334	1	4,769
Operating income (loss)	9,322	(120)	(14)	9,188
Interest expense				(1,329)
Interest income				268
Net income				$ 8,127

Total assets	$ 243,982	$ 14,212	$ 166	$ 258,360
Capital expenditures	$ -	$ -	$ -	$ -
				$ -
Capital expenditures	$ 1,060	$ 404	$ -	$ 1,464
For the Three Months Ended March 31,2003:
Revenues	$ 12,192	$ 493	$ 556	$ 13,241
Operating costs and expenses	2,141	652	154	2,947
Depreciation, depletion and amortization	3,965	250	3	4,218
Operating income (loss)	6,086	(409)	399	6,076
Interest expense				(785)
Interest income				330
Cumulative effect of change in accounting principle				(107)
Net income				$ 5,514

Total assets	$ 250,828	$ 14,002	$ 169	$ 64,830
Capital expenditures	$ 1,262	$ 7	$ -	$ 1,269

9.  RECENT ACCOUNTING PRONOUNCEMENTS

    Based on the application of certain provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," the Partnership has classified costs associated with the leasing of coal reserves acquired after June 30, 2001 as an intangible asset on the balance sheet, apart from other capitalized property costs.  The amount capitalized related to a mineral right represents its fair value at the time such right was acquired less accumulated amortization.  The transition provisions of SFAS No. 141 and SFAS No. 142 only require the reclassification of amounts acquired after the June 30,2001 effective date, unless previously maintained records make it possible to reclassify rights acquired prior to that date.  Prior to June 30, 2001, the Partnership did not separately allocate acquisition costs between owned mineral interests (tangible property) and leased mineral rights (intangible property), as such interests were part of the same coal seams.  Accordingly, the Partnership only classified coal mineral rights acquired after June 30, 2001 as an intangible asset in the accompanying consolidated balance sheet.

    In April 2004, the Financial Accounting Standards Board ("FASB") issued a FASB Staff Position, which amends certain sections of SFAS No. 141 and No. 142 relating to the characterization of mineral rights.  Beginning in the second quarter of 2004, the Partnership will reclassify our leased mineral rights as tangible property and discontinue amortization on a prospective basis.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following review of the financial condition and results of operations of Penn Virginia Resource Partners, L.P. (the "Partnership") should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

Overview

    We are a Delaware limited partnership formed by Penn Virginia Corporation ("Penn Virginia") in 2001 to primarily engage in the business of managing coal properties and related assets in the United States. Penn Virginia contributed its coal properties and related assets to the Partnership and effective with the closing of our initial public offering in October 2001, our common units began trading publicly on the New York Stock Exchange.

     Both in our current limited partnership form and in our previous corporate form, we have managed coal properties since 1882.  We conduct operations in three business segments:  coal royalty, coal services and timber.  For the three months ended March 31, 2004, 95% of our revenues were attributable to our coal royalty operations, 4% of our revenues were attributable to our coal services operations and 1% of our revenues were attributable to our timber operations.

    Our coal reserves, coal infrastructure and timber assets are located on the following six properties:

the Wise property, located in Wise and Lee Counties, Virginia and Letcher and Harlan Counties, Kentucky;

    *  the Coal River property, located in Boone, Fayette, Kanawha, Lincoln and Raleigh Counties, West Virginia;

    *   the New Mexico property, located in McKinley County, New Mexico;

    *  the Northern Appalachia property, located in Barbour, Harrison, Lewis, Monongalia and Upshur Counties, West Virginia;

    *  the Spruce Laurel property, located in Boone and Logan Counties, West Virginia; and

    *  the Buchanan property, located in Buchanan County, Virginia.

    In our coal royalty operations, we enter into long-term leases with experienced, third-party mine operators for the right to mine our coal reserves in exchange for royalty payments. We do not operate any mines.  For the three months ended March 31, 2004, our lessees produced 8.0 million tons of coal from our properties and paid us coal royalty revenues of $16.9 million.    Approximately 79% of our coal royalty revenues for the first quarter of 2004 and 66% of our first quarter 2003 coal royalty revenues were based on the higher of a percentage of the gross sales price or a fixed price per ton of coal sold , with pre-established minimum monthly or annual rental payments. The remainder of our coal royalty revenues for the respective periods were derived from fixed royalty rate leases, which escalate annually, with pre-established minimum monthly payments.  In managing our properties, we actively work with our lessees to develop efficient methods to exploit our reserves and to maximize production from our properties.  We also derive revenues from minimum rental payments. Minimum rental payments are initially deferred and are recognized as minimum rental revenues when our lessees fail to meet specified production levels for certain predetermined periods. The recoupment period on most of our leases generally ranges from 1-3 years.  For the three months ended March 31, 2004, we did not recognize any minimum rental revenues.

    In addition to our coal royalty revenues, we also generate coal services revenues from fees we charge to our lessees for the use of our coal preparation and transportation facilities. These facilities provide efficient methods to enhance lessee production levels and exploit our reserves.  The coal service facility we purchased in November 2002 on our West Coal River property in West Virginia began operations in the third quarter of 2003.  In January 2004, we completed construction of a coal  loadout facility for another lessee in West Virginia for $4.2 million (see "Bull Creek Loadout Facility" below).  Our coal services revenues totaled $0.8 million for the three months ended March 31, 2004.

        We also earn revenues from the sale of standing timber on our properties.  The timber revenues we receive are dependent on harvest levels and the species and quality of timber harvested. Our harvest levels in any given year will depend upon a number of factors, including anticipated mining activity, timber maturation and market conditions. Any timber, which would otherwise be removed due to lessee mining operations, is harvested in advance to prevent loss of the resource. For the three months ended March 31, 2004, we sold 1.1 million board feet of timber for $0.2 million.

    The revenues and profitability of our coal royalty operations are largely dependent on the production of coal from our reserves by our lessees.  The coal royalty revenues we receive are affected by changes in coal prices and our lessees' supply contracts and, to a lesser extent, by fluctuations in the spot market prices for coal. The prevailing price for coal depends on a number of factors, including demand, the price and availability of alternative fuels, overall economic conditions and governmental regulations.

    Royalty expenses that we incur in our coal business consist primarily of lease payments on property which we lease from third parties and sublease to our lessees.  Our lease payment obligations vary based on the production from our subleased properties. With respect to the properties that we lease, we are granted mining rights in exchange for per ton royalty payments. We also incur costs related to lease administration and property maintenance as well as technical and support personnel.

Economic and Industry Factors

    The United States relies significantly on coal as a primary fuel source.  Coal is used as a fuel source for about half of domestic electricity generation and represents approximately 85% of fossil fuel reserves in the United States.  As environmental progress continues, we are optimistic that coal will continue to play a vital role in the generation of electricity.  Many of our lessees' have favorable transportation options to their customers, which are mostly major utilities.

    We are not an operating company and do not employ any coal miners.  There are several key distinctions between our coal royalty business and a coal operating business which include:

    *  higher operating margins due to no risk in variable mining costs;

    *  more cash flow stability since we are not as sensitive to volatility in market prices and we have a diversified lessee base;

    *  less capital reinvestment requirements because we do not maintain coal mining or preparation equipment;

    *  no social obligations under the numerous mine health and safety laws and regulations applicable to the coal mining industry; and

    *  coal operators are required to reclaim operations where we currently have no such requirement.

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

    While it is not possible to quantify the costs of compliance by our lessees with all applicable federal and state laws, those costs have been and are expected to continue to be significant. The lessees post performance bonds pursuant to federal and state mining laws and regulations for the estimated costs of reclamation and mine closings, including the cost of treating mine water discharge when necessary. We do not accrue for such costs because our lessees are contractually liable for all costs relating to their mining operations, including the costs of reclamation and mine closure. Compliance with these laws has substantially increased the cost of coal mining for all domestic coal producers.

    In addition, the utility industry, which is the most significant end-user of coal, is subject to extensive regulation regarding the environmental impact of its power generation activities which could affect demand for our lessees' coal. The possibility exists that new legislation or regulations may be adopted which may have a significant impact on the mining operations of our lessees or their customers' ability to use coal and may require us, our lessees or their customers to change operations significantly or incur substantial costs.

Opportunities, Challenges and Risks

    Our revenues and profitability will be adversely affected in the future if we are unable to replace or increase our reserves through acquisitions.  Our management continues to focus on acquisitions of assets and energy sources necessary to meet the requirements of diverse markets and environmental regulations.  Additional management was added in 2003 to assist in the evaluation of coal reserves, infrastructure and related assets as well as other appropriate assets, such as oil and gas gathering and transportation systems.

    As the economic growth of the United States and the world continues and the need for clean, environmentally friendly energy increases, additional output from conventional energy sources will be essential. Coal represents the vast majority of energy resources in the United States, and it continues to be substantially more economical than other fossil fuel alternatives.  Although coal generates about half of the nation's electricity, coal combustion emits sulfur dioxide, nitrous oxides and carbon dioxide, all of which are considered pollutants.  The challenge to the industry is to continue to reduce these emissions while keeping coal as the fuel of choice.

Acquisitions and Investments in Coal Facilities

        Capital expenditures, including noncash items, were as follows:

	Three Months Ended
	2004	2003
	(in thousands)
Acquisitions of coal reserves	$ 1,060	$ 1,254
Coal services additions	404	7
Other property and equipment expenditures	-	8
Total capital expenditures	$ 1,464	$ 1,269

Peabody Acquisition

      In February 2004, we released 51,000 units which had been held in escrow since December 2002.  In exchange for the units, we received additional reserves on our Northern Appalachia properties.

Bull Creek Loadout Facility

    In January 2004, we completed the construction of a new coal loadout facility for one of our lessees on our Coal River property in West Virginia.  The $4.2 million loadout facility is designed for the high-speed loading of 150-car unit trains and became operational in January 2004.  We expect this facility to generate revenues of approximately $0.7 million in 2004.

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

     Coal Royalty Revenues. Coal royalty revenues are recognized on the basis of tons of coal sold by our lessees and the corresponding revenues from those sales.  Coal royalty revenues are accrued on a monthly basis, based on our best estimates of coal mined on our properties.  Since we do not operate any coal mines, we rely on estimates made by our engineers and information obtained from our lessees to make our accruals.

Results of Operations

Three Months Ended March 31, 2004 Compared With Three Months Ended March 31, 2003.

    The following table sets forth our revenues, operating expenses and operating statistics for the three months ended March 31, 2004 compared with the same period in 2003.

Three Months Ended March 31,

Percentage

	2004	2004
Change

Financial Highlights:	(in thousands, except prices)
Revenues:
Coal royalties	$ 16,860	$ 11,451	47%
Coal services	784	493	59%
Timber	153	556	(72%)
Minimum rentals	-	605	-
Other	166	136	22%
Total revenues	17,963	13,241	36%

Operating costs and expenses:
Royalty	1,617	327	394%
Operating	132	513	(74%)
Taxes other than income	284	296	(4%)
General and administrative	1,973	1,811	9%
Depreciation, depletion and amortization	4,769	4,218	13%
Total operating costs and expenses	8,775	7,165	22%

Operating income

	9,188	6,076	51%

     Interest expense

	(1,329)	(785)	69%

     Interest income

	268	330	(19%)

Income before cumulative effect of change in accounting principle

	8,127	5,621	45%

     Cumulative effect of change in accounting principle

	-	(107)	-

Net Income

	$ 8,127	$ 5,514	47%
Operating Statistics:
Coal:
Royalty coal tons produced by lessees (tons in thousands)	7,953	6,423	24%
Average royalty per ton	$ 2.12	$ 1.78	19%

    Revenues. Our revenues in the first quarter of 2004 were $18.0 million compared with $13.2 million for the same period in 2003, an increase of $4.8 million, or 36%.  The increase in revenues primarily related to increased coal royalties received from our lessees.

    Coal royalty revenues for the three months ended March 31, 2004 were $16.9 million compared with $11.5 million for the same period in 2003, an increase of $5.4 million, or 47%.  Average royalties per ton increased to $2.12 in the first quarter of 2004 from $1.78 in the comparable 2003 period.  The increase in the average royalty per ton was primarily due to increased production from three lessees with higher royalty rates, decreased production from our New Mexico property which has a lower royalty rate and stronger market conditions for coal resulting in higher prices for coal sold by our lessees.  Production by our lessees increased by 1.6 million tons, or 24%, to 8.0 million tons in the first quarter of 2004 from 6.4 million tons in the first quarter of 2003.  At a property level, these variances were primarily due to the following factors:

        *        Production on the Coal River property increased by 1.5 million tons, which resulted in an increase in revenues of $3.8 million.  One lessee, which utilizes longwall mining, began mining on our property from an adjacent property during the first quarter of 2004, which resulted in an additional 1.1 million tons of coal production, or $2.6 million in revenues.  The addition of a mine operator and a new mine by another of our lessees contributed approximately 0.2 million tons of coal production, or $0.7 million of revenue.  The commencement of operations in July 2003 on our West Coal River property also contributed an additional 0.1 million tons, or $0.3 million of revenue.  The remainder of the increase was primarily due to higher royalty rates received.  Increased demand in the region resulted in an 11% increase in the average gross royalty per ton on the Coal River property, from $2.27 per ton in the first quarter of 2003 to $2.51 per ton in the first quarter of 2004.

        *         Production on the Wise property increased by 0.4 million tons, which resulted in an increase in revenues of $1.4 million.  The increase was primarily due to additional mining equipment being added by two of our lessees.  Additional production from one of our lessees with higher royalty rates coupled with an increased demand in the region resulted in an 11% increase in the average gross royalty per ton on the Coal River property, from $2.22 per ton in the first quarter of 2003 to $2.47 per ton in the first quarter of 2004.

        *         Production on the Spruce Laurel property increased by 0.1 million tons, which resulted in an increase in revenues of $0.5 million. The increase was the result of increased demand in the region and higher pricing.

    These increases were offset, in part, by a decline in production from our New Mexico property which was caused by a decrease in market share in a concentrated market.

    Coal services revenues were $0.8 million for the three months ended March 31, 2004 compared with $0.5 million for the three months ended March 31, 2003, an increase of $0.3 million, or 59%.  This increase was the result of start-up operations at our West Coal River and Bull Creek facilities in July 2003 and January 2004, respectively.

    Timber revenues decreased to $0.2 million for the three months ended March 31, 2004 compared with $0.6 million in the first quarter of 2003, a decrease of $0.4 million, or 72%.  The decrease was due to the timing of a parcel sale of our standing timber.

    Minimum rental revenues decreased to zero for the three months ended March 31, 2004 from $0.6 million in the comparable period of 2003.  The $0.6 million recognized in the first quarter of 2003 primarily related to four leases. Each of these leases was sold and assigned to a new lessee approved by us.  The new lessees have different minimum rental recoupment terms than those which previously existed in the leases, giving the lessees additional time to offset actual production against minimum rental payments..

    Other income primarily consists of land rental, overrides and wheelage income, which are fees received by us for transportation across our surface property.  Other income increased to $0.2 millionfor the three months ended March 31, 2004, compared with $0.1 million for the same period in 2003, representing an increase of 22%.  The $0.1 million increase is primarily due to an increase in overriding royalty income we received from a lessee on our Coal River property.

    Operating Costs and Expenses. Our aggregate operating costs and expenses for the first quarter of 2004 were $8.8 million, compared with $7.2 million for the same period in 2003, an increase of $1.6 million, or 22%. The increase in operating costs and expenses primarily related to increases in royalty expenses and depreciation, depletion and amortization.

    Royalty expenses were $1.6 million for the three months ended March 31, 2004 compared with $0.3 million for the three months ended March 31, 2003, an increase of $1.3 million, or 394%.  This increase was the result of an increase in production by lessees on subleased properties, primarily on our Coal River property.  Production on subleased properties increased to 1.5 million tons in the first quarter of 2004 from 0.3 million tons in the first quarter of 2004, representing a 1.2 million ton increase, or 433%.

    Operating expenses decreased by 74%, to $0.1 million in the first quarter of 2004, compared with $0.5 million in the same period of 2003.  The $0.5 million paid in the first quarter of 2003 consisted primarily of maintenance costs incurred in connection with idled mines located on our West Coal River property, which is part of our Coal River property.  We leased our West Coal River property in May 2003, and maintenance costs were assumed by the new lessee as of that date.

    Taxes other than income for the three months ended March 31, 2004 and 2003 remained relatively constant at $0.3 million for both periods.

    General and administrative expenses increased $0.2 million, or 9%, to $2.0 million in the first quarter of 2004, from $1.8 million in the same period of 2003. The increase was primarily attributable to costs related to a secondary public offering for the sale of common units held by an affiliate, Peabody Energy Corporation ("Peabody").

    Depreciation, depletion and amortization for the three months ended March 31, 2004 was $4.8 million compared with $4.2 million for the same period of 2003, an increase of  $0.6 million or 13%.  This increase was a result of increased production by most of our lessees over the comparable periods, partially offset by less production from our New Mexico property which has a higher cost basis.

    Interest Expense. Interest expense was $1.3 million for the three months ended March 31, 2004 compared with $0.8 million for the same period in 2003, an increase of $0.5 million, or 69%. The increase was primarily due to our closing of a private placement of $90 million senior unsecured notes (the "Notes") payable in March 2003, which bear interest at a fixed rate of 5.77% and mature in 2013.

 Prior to the private placement, the $90.0 million was included on our revolving credit facility, which bears interest at the Eurodollar rate plus an applicable margin which ranges from 1.25% to 2.25%.

    Interest Income. Interest income for the three months ended March 31, 2004 and 2003 remained relatively constant at $0.3 million for both periods.

Liquidity and Capital Resources

        Since the Partnership's inception in 2001, cash generated from operations and our borrowing capacity, supplemented with the issuance of new common units, have been sufficient to meet our scheduled distributions, working capital requirements and capital expenditures. Our primary cash requirements consist of distributions to our general partner and unitholders, normal operating expenses, interest and principal payments on our long-term debt and acquisitions of new assets or businesses.

        Cash Flows. Net cash provided by operating activities was $10.3 million in the first quarter of 2004 and $8.4 million in first quarter of 2003. The overall increase in cash provided by operations for the three months ended March 31, 2004 compared to the same period in 2003 was largely due to increased production by our lessees and higher average gross royalties per ton.

        Net cash used in investing activities was $0.2 million in the first quarter of 2004 and $1.1 million in first quarter of 2003. Cash used in investing activities for the three months ended March 31, 2004 primarily related to the completion of a new coal loading facility on our Coal River property in West Virginia.  Net cash used in for the three months ended March 31, 2003 primarily related to additional expenditures to complete an acquisition in December 2002.

        Net cash used in financing activities was $9.7 million in the first quarter of 2004 and $7.5 million in first quarter of 2003. Cash used in investing activities for the three months ended March 31, 2004 was for distributions paid to partners.  Net cash used in financing activities for the three months ended March 31, 2003 included distributions to partners of $8.0 million and debt issuance costs of $1.4 million, offset by net borrowings on the senior notes.

    Long-Term Debt.  As of March 31, 2004, we had outstanding borrowings of $92.5 million, consisting of $2.5 million borrowed against our $100.0 million revolving credit facility and $90.0 million attributable to our senior unsecured notes.

    Hedging Activities. In March 2003, we entered into an interest rate swap agreement with a notional amount of $30 million, to hedge a portion of the fair value of the Notes. This swap is designated as a fair value hedge and has been reflected as a decrease in long-term debt of $13,000 as of March 31, 2004. Under the terms of the interest rate swap agreement, the counterparty pays us a fixed annual rate of 5.77% on a total notional amount of $30 million, and we pay the counterparty a variable rate equal to the floating interest rate which will be determined semi-annually and will be based on the six month London Interbank Offering Rate plus 2.36%.

    Future Capital Needs and Commitments.  For the remainder of 2004, we anticipate making additional capital expenditures, excluding acquisitions, of approximately $0.1 million for coal services related projects and other property and equipment.  Part of our strategy is to make acquisitions which increase cash available for distribution to our unitholders. Our ability to make these acquisitions in the future will depend in part on the availability of debt financing and on our ability to periodically use equity financing through the issuance of new units. Since completing a large acquisition in late 2002, our ability to incur additional debt has been restricted due to limitations in our debt instruments.  As of March 31, 2004, we had approximately $26 million of borrowing capacity available under our revolving credit facility.  This limitation may have the effect of necessitating the issuance of new units, as opposed to using debt, to fund acquisitions in the future.

    We currently believe that we will continue to have adequate liquidity to fund future recurring operating and investing activities.  Short-term cash requirements, such as operating expenses and quarterly distributions to our general partner and unitholders, are expected to be funded through operating cash flows.  Long-term cash requirements for asset acquisitions are expected to be funded by several sources, including cash flows from operating activities, borrowings under credit facilities and the issuance of additional equity and debt securities.  Our ability to complete future debt and equity offerings will depend on various factors, including prevailing market conditions, interest rates and our financial condition and credit rating at the time.

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

    On October 23, 2003, a third lawsuit involving the disposal of coal mining overburden was filed in the District Court.  In this case, Ohio Valley Environmental Coalition v. Bulen, several public interest group plaintiffs have alleged that the Army Corps of Engineers violated the Clean Water Act ("CWA") and other federal regulations when it issued Nationwide Permit 21, a general permit for the disposal of coal mining overburden into United States waters.  This most recent suit also challenges certain individual discharge authorizations in West Virginia, including several involving the mining activities of the Partnership's lessees.  If the plaintiffs prevail in this latest lawsuit, lessees who have received authorization for discharges pursuant to Nationwide Permit 21 could be prevented from undertaking future discharges until they receive individual CWA permits, and future operations could require individual permits.  Obtaining these individual permits is likely to substantially increase both the time and the costs of obtaining CWA permits for our lessees and other coal mining operators throughout the industry where any such unfavorable ruling may be applied.  These increases could adversely affect our coal royalty revenues.  Although the Partnership expects that any ruling for the plaintiffs would be appealed to the Fourth Circuit, the coal mining industry, including the operations of our lessees, could be significantly adversely impacted by the initial effects of an adverse decision while any appeal is pending.

    Mine Health and Safety Laws.The operations of our lessees are subject to stringent health and safety standards that have been imposed by federal legislation since the adoption of the Mine Health and Safety Act of 1969. The Mine Health and Safety Act of 1969 resulted in increased operating costs and reduced productivity. The Mine Safety and Health Act of 1977, which significantly expanded the enforcement of health and safety standards of the Mine Health and Safety Act of 1969, imposes comprehensive health and safety standards on all mining operations. In addition, as part of the Mine Health and Safety Acts of 1969 and 1977, the Black Lung Acts require payments of benefits by all businesses conducting current mining operations to coal miners with black lung and to some beneficiaries of a miner who dies from this disease.

    Environmental.  The operations of our lessees are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. The terms of the Partnership's coal property leases impose liability for all environmental and reclamation liabilities arising under those laws and regulations on the relevant lessees. The lessees are required to be bonded and have indemnified the Partnership against any and all future environmental liabilities. The Partnership regularly visits the properties subject to our leases to generally observe our lessees' compliance with environmental laws and regulations, as well as to review mining activities. Management believes that the Partnership's lessees will be able to comply with existing regulations and does not expect any material impact on its financial condition or results of operations as a result of environmental regulations.

   We have some reclamation bonding requirements with respect to certain of our unleased and inactive properties.  As of March 31, 2004, the Partnership's environmental liabilities totaled $1.6 million.

    Recent Accounting Pronouncements

    Based on the application of certain provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," the Partnership has classified costs associated with the leasing of coal reserves acquired after June 30, 2001 as an intangible asset on the balance sheet, apart from other capitalized property costs.  The amount capitalized related to a mineral right represents its fair value at the time such right was acquired less accumulated amortization.  The transition provisions of SFAS No. 141 and SFAS No. 142 only require the reclassification of amounts acquired after the June 30,2001 effective date, unless previously maintained records make it possible to reclassify rights acquired prior to that date.  Prior to June 30, 2001, the Partnership did not separately allocate acquisition costs between owned mineral interests (tangible property) and leased mineral rights (intangible property), as such interests were part of the same coal seams.  Accordingly, the Partnership only classified coal mineral rights acquired after June 30, 2001 as an intangible asset in the accompanying consolidated balance sheet.

    In April 2004, the Financial Accounting Standards Board ("FASB") issued a FASB Staff Position, which amends certain sections of SFAS No. 141 and No. 142 relating to the characterization of mineral rights.  Beginning in the second quarter of 2004, the Partnership will reclassify our leased mineral rights to tangible property and discontinue amortization on a prospective basis.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

    Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risks to which we are exposed are interest rate risk and coal price risks.

    As of  March 31, 2004, $90.0 million of our borrowings were financed with debt which has a fixed interest rate throughout its term.  In conjunction with this financing, we executed an interest rate derivative transaction for one-third of the amount financed to hedge the fair value.  The interest rate swap is accounted for as a fair value hedge in compliance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. The debt we incur in the future under our credit facility will bear variable interest at either the applicable base rate or a rate based on LIBOR.

      We are also indirectly exposed to the credit risk our lessees if our lessees do not manage their operations well or if there is a significant decline in coal prices, our lessees may not be able to pay their debts as they become due or our coal royalty revenues could decrease due to lower production volumes.

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

        Such forward-looking statements include, among other things, statements regarding development activities, capital expenditures, acquisitions and dispositions, expected commencement dates of coal mining, projected quantities of future coal production by the Partnership's lessees and costs and expenditures as well as projected demand or supply for coal, which will affect sales levels, prices and royalties realized by the Partnership.

        These forward-looking statements are made based upon management's current plans, expectations, estimates, assumptions and beliefs concerning future events impacting the Partnership and therefore involve a number of risks and uncertainties. The Partnership cautions that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

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

(b) Changes in Internal Controls

     No changes were made in the Partnership's internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   Other Information

Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

Item 6. Exhibits and Reports on Form 8-K

(a)           Exhibits

12                  Statement of Computation of Ratio of Earnings to Fixed Charges

31.1          Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the                  Sarbanes-Oxley Act of 2003

31.2                Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.1                Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

32.2                Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

(b)                 Reports on Form 8-K:

    On March 30, 2004, the Partnership filed a Current Report on Form 8-K/A that amended the underwriting agreement and the press release relating to the pricing of 500,000 common units which were previously filed as Exhibit 1.1 and Exhibit 99.1, respectively, to the Current Report on Form 8-K filed on March 29, 2004. This amendment to the Current Report on Form 8-K dated March 25, 2004 was filed for the purpose of filing Exhibit 5.1, Exhibit 8.1 and Exhibit 23.1.

    On March 29, 2004, the Partnership filed a Current Report on Form 8-K that announced Penn Virginia Resource Partners, L.P. entered into an underwriting agreement between the Partnership, Penn Virginia Resource GP, LLC, Penn Virginia Operating Co., LLC, Peabody Energy Corporation, Peabody Natural Resources Company (the "Selling Unitholder") and Lehman Brothers Inc. (the "Underwriter"), pursuant to which the Selling Unitholder will sell 500,000 common units representing limited partner interests in the Partnership pursuant to an effective shelf registration statement on Form S-3 (Registration No. 333-106239), as amended and supplemented by the prospectus supplement dated March 25, 2004. The Selling Unitholder also granted the Underwriter a 30-day option to purchase up to an additional 75,000 common units.

    On March 25, 2004, the Partnership filed a Current Report on Form 8-K that announced Peabody Natural Resources Company, an affiliate of Peabody Energy Corporation (NYSE: BTU), had advised PVR that it proposed to offer to sell in an underwritten public offering 500,000 of its 1,611,851 common units, plus up to 75,000 common units subject to an over-allotment option.

    On March 23, 2004, the Partnership filed a Current Report on Form 8-K that presented the audited balance sheet of the general partner as of  December 31, 2003.

    On February 12, 2004, the Partnership filed a Current Report on Form 8-K announcing its financial results for the year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENN VIRGINIA RESOURCE PARTNERS, L.P.

Date:	May 7, 2004	By:	/s/ Frank A. Pici
Frank A. Pici, Vice President and
Chief Financial Officer

Date:	May 7, 2004	By:	/s/ Forrest W. McNair
Forrest W. McNair, Vice President and
Controller