Form 10-Q
period 2004-06-30
PENN VIRGINIA RESOURCE PARTNERS L P
filed 2004-08-05
CIK 1144945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________	to ___________________

Commission File Number 1-16735

PENN VIRGINIA RESOURCE PARTNERS, L.P.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	23-3087517
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

THREE RADNOR CORPORATE CENTER, SUITE 230
100 MATSONFORD ROAD
RADNOR, PA 19087
(Address of Principal Executive Offices) (Zip Code)

(610) 687-8900
(Registrant's Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	Yes	X	No

Indicate by a check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
	Yes	X	No

As of August 2, 2004, 10,424,681 common and 7,649,880 subordinated limited partner units were outstanding.

                                                PENN VIRGINIA RESOURCE PARTNERS, L.P.
                                                                                    INDEX

PART I.  Financial Information

Item 1. Financial Statements

                                                          PENN VIRGINIA RESOURCE PARTNERS, L.P.
                                               CONSOLIDATED STATEMENTS OF INCOME - Unaudited
                                                                      (in thousands, except per unit data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Revenues
Coal royalties	$ 17,517	$ 12,247	$ 34,377	$ 23,698
Coal services	942	546	1,726	1,039
Timber	142	193	295	749
Minimum rentals	-	210	-	815
Other	131	85	297	221
Total revenues	8,732	13,281	36,695	26,522

Operating costs and expenses
Royalties	1,794	403	3,411	730
Operating	254	492	386	1,005
Taxes other than income	230	293	514	589
General and administrative	1,986	1,727	3,959	3,538
Depreciation, depletion and amortization	4,852	4,150	9,621	8,368
Total operating costs and expenses	9,116	7,065	17,891	14,230

Operating income	9,616	6,216	18,804	12,292

Other income (expense)
Interest expense	(1,403)	(1,371)	(2,732)	(2,156)
Interest income	256	314	524	644
Income before cumulative effect of change in accounting principle	8,469	5,159	16,596	10,780
Cumulative effect of change in accounting principle	-	-	-	(107)
Net income	$ 8,469	$ 5,159	$ 16,596	$ 10,673

General partner's interest in net income	$ 169	$ 103	$ 332	$ 213
Limited partner's interest in net income	$ 8,300	$ 5,056	$ 16,264	$ 10,460

Basic and diluted net income per limited partner unit, common and subordinated:
Income before cumulative effect of change in accounting principle	$ 0.46	$ 0.28	$ 0.90	$ 0.60
Cumulative effect of change in accounting principle	-	-	-	(0.01)
Net income per limited partner unit	$ 0.46	$ 0.28	$ 0.90	$ 0.59

Weighted average number of units outstanding:
Common	10,425	10,292	10,416	10,210
Subordinated	7,650	7,650	7,650	7,650

The accompanying notes are an integral part of these consolidated financial statements.

                                               PENN VIRGINIA RESOURCE PARTNERS, L.P.
                                                      CONSOLIDATED BALANCE SHEETS
                                                                            (in thousands)

	June 30,	December 31,
ASSETS	2004	2003
Current assets:	(unaudited)
Cash and cash equivalents	$ 14,438	$ 9,066
Accounts receivable	8,643	6,909
Other	961	767
Total current assets	24,042	16,742

Property and equipment	271,859	269,966
Less: Accumulated depreciation, depletion and amortization	41,378	31,820
Total property and equipment	230,481	238,146

Debt issuance costs	1,813	2,065
Prepaid minimums, net and other	2,386	2,939

Total assets	$ 258,722	$ 259,892

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$ 984	$ 965
Accrued liabilities	2,906	2,910
Current portion of long-term debt	3,000	1,500
Deferred income	1,254	1,610
Total current liabilities	8,144	6,985

Deferred income	7,825	6,028
Other liabilities	3,358	2,793
Long-term debt	87,208	90,286

Commitments and contingencies

Partners' capital	152,187	153,800

Total liabilities and partners' capital	$ 258,722	$ 259,892

                            The accompanying notes are an integral part of these consolidated financial statements.

                                  PENN VIRGINIA RESOURCE PARTNERS, L.P.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited
                                                                   (in thousands)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Cash flow from operating activities
Net income	$ 8,469	$ 5,159	$ 16,596	$ 10,673
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation, depletion, and amortization	4,852	4,150	9,621	8,368
Gain on sale of property and equipment	(24)	(5)	(27)	(5)
Noncash interest expense	126	154	252	274
Cumulative effect of change in accounting principle	-	-	-	107
Changes in operating assets and liabilities	2,439	1,468	(309)	(48)
Net cash provided by operating activities	15,862	10,926	26,133	19,369

Cash flow from investing activities
Payments received on long-term note receivable	182	124	348	245
Proceeds from sale of property and equipment	24	5	27	50
Capital expenditures	(463)	(177)	(867)	(1,446)
Net cash used in investing activities	(257)	(48)	(492)	(1,151)

Cash flow from financing activities
Payments for debt issuance costs	-	-	-	(1,419)
Repayments of borrowings	(1,000)	-	(1,000)	(88,387)
Proceeds from borrowings	-	-	-	90,000
Proceeds from issuance of units	-	-	-	278
Distributions paid	(9,593)	(9,576)	(19,269)	(17,584)
Net cash used in financing activities	(10,593)	(9,576)	(20,269)	(17,112)

Net increase in cash and cash equivalents	5,012	1,302	5,372	1,106
Cash and cash equivalents - beginning of period	9,426	9,424	9,066	9,620
Cash and cash equivalents - end of period	$ 14,438	$ 10,726	$ 14,438	$ 10,726

Supplemental disclosures of cash flow information
Cash paid for interest	$ 189	$ 11	$ 2,704	$ 627
Noncash investing and financing activities
Issuance of partners' capital for acquisition	$ -	$ 4,969	$ 1,060	$ 4,969

                             The accompanying notes are an integral part of these consolidated financial statements.

                                                                                          5

PENN VIRGINIA RESOURCE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

June 30, 2004

1.   ORGANIZATION

     Penn Virginia Resource Partners, L.P. (the "Partnership"), through its wholly owned subsidiary, Penn Virginia Operating Co., LLC, is engaged principally in the coal land management business.  The Partnership does not operate any mines.  Instead, it enters into leases with various third-party operators which give those operators the right to mine coal reserves on the Partnership's land in exchange for royalty payments.   The Partnership also provides fee-based infrastructure facilities to some of its lessees and third parties to generate coal services revenues. These facilities include coal loading facilities, preparation plants and, most recently, coal handling facilities located at end-user industrial plants (See Note 11).  The Partnership also sells timber growing on its land.

    The general partner of the Partnership is Penn Virginia Resource GP, LLC, a wholly owned subsidiary of Penn Virginia Corporation ("Penn Virginia").

2.   BASIS OF PRESENTATION

      The accompanying unaudited consolidated and combined financial statements include the accounts of Penn Virginia Resource Partners, L.P. and all wholly-owned subsidiaries.  The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. These statements involve the use of estimates and judgments where appropriate. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Partnership's consolidated financial statements and footnotes included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.  Accounting polices are consistent with those described in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003, except as discussed below.  Please refer to such Form 10-K for a further discussion of those policies.  Operating results for the  six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.  Certain reclassifications have been made to conform to the current period's presentation.

3.  ASSET RETIREMENT OBLIGATION

      Effective January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The Standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of such assets.

      The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The fair value of the liability is also added to the carrying amount of the associated asset and is depreciated over the life of the asset.  The liability is accreted through charges to accretion expense, which are recorded as additional depreciation, depletion and amortization.  If the obligation is settled for other than the carrying amount of the liability, a gain or loss on settlement will be recognized.

      Below is a reconciliation of the beginning and ending aggregate carrying amount of the Partnership's asset retirement obligations as of June 30, 2004 (in thousands).

Balance, January 1, 2004	$ 666
Accretion expense	28
Balance, June 30, 2004	$ 694

4.  HEDGING ACTIVITIES

     In connection with its senior unsecured notes, the Partnership entered into an interest rate swap agreement with a notional amount of $30 million to hedge a portion of the fair value of those notes which mature over a ten-year period.  This swap was designated as a fair value hedge and has been reflected as a decrease of long-term debt of approximately $1.3 million as of June 30, 2004, with a corresponding increase in other liabilities.  Under the terms of the interest rate swap agreement, the counterparty pays the Partnership a fixed annual rate of 5.77 percent on a total notional amount of $30 million,  and the Partnership pays the counterparty a variable rate equal to the floating interest rate which is based on the six month London Interbank Offering Rate plus 2.36 percent.

5.  COMMITMENTS AND CONTINGENCIES

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

    As of June 30, 2004, the Partnership had some reclamation bonding requirements with respect to certain of its unleased and inactive properties.  As of June 30, 2004, the Partnership's environmental liabilities totaled $1.6 million, which represents the Partnership's best estimate of these liabilities as of that date.  Given the uncertainty of when the reclamation area will meet regulatory standards, a change in this estimate could occur in the future.

Mine Health and Safety Laws

    There are numerous mine health and safety laws and regulations applicable to the coal mining industry.  However, since the Partnership does not operate any mines and does not employ any coal miners,  it is not subject to such laws and regulations.  Accordingly, no related liabilities are accrued.

 6.   NET INCOME PER UNIT

    Basic and diluted net income per unit is determined by dividing net income, after deducting the general partner's two percent interest, by the weighted average number of outstanding common units and subordinated units.   At June 30, 2004, there were no dilutive units outstanding.

7.   RELATED PARTY TRANSACTION

    Penn Virginia charges the Partnership for certain corporate administrative expenses, which are allocable to its subsidiaries. When allocating general corporate expenses, consideration is given to property and equipment, payroll and general corporate overhead. Any direct costs are paid by the Partnership. Total corporate administrative expenses charged to the Partnership totaled $0.4 million and $0.3 million for the three months ended June 30, 2004 and 2003, respectively, and $0.7 and $0.6 million for the six months ended June 30, 2004 and 2003, respectively.  These costs are reflected in general and administrative expenses in the accompanying consolidated statements of income. Management believes the allocation methodologies used are reasonable.

 8.   DISTRIBUTIONS

         The Partnership makes quarterly cash distributions of its available cash, generally defined as consolidated cash receipts less consolidated cash disbursements and cash reserves established by the general partner at its sole discretion.  According to the Partnership Agreement, the general partner receives incremental incentive cash distributions if cash distributions exceed certain target thresholds as follows:

                                                                                                                                      General
Quarterly cash distribution per unit:                                                                               Unitholders               Partner
        First target - up to $0.55 per unit                                                                              98%                         2%
        Second target - above $0.55 per unit up to $0.65 per unit                                         85%                        15%
        Third target - above $0.65 per unit up to $0.75 per unit                                            75%                        25%
        Thereafter - above $0.75 per unit                                                                             50%                        50%

          To date, the Partnership has not paid any incentive cash distributions to the general partner. The following table reflects the allocation of total cash distributions paid during the six months ended June 30, 2004 (in thousands, except per unit information):

          Limited partner units                                                                                                                    $     18,884
         General partner ownership interest                                                                                                            385
             Total cash distributions                                                                                                              $     19,269

          Total cash distributions paid per unit                                                                                             $         0.52

          In May 2004, the Partnership distributed $0.52 per unit for the three months ended March 31, 2004, or four percent above its minimum quarterly distribution of $0.50 per unit.  In July 2004, the Partnership announced a $0.02 per unit increase in its quarterly distribution to $0.54 for the three months ended June 30, 2004, or $2.16 per unit on an annualized basis.  The distribution will be paid on August 13, 2004, to unitholders of record on August 4, 2004.  As a result, distributions to partners will increase by approximately $0.4 million in the third quarter of 2004 and in future quarters as approved by the board of directors of the general partner.

9.   SEGMENT INFORMATION

       Segment information has been prepared in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information.   Under SFAS No. 131, operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision-making group, in assessing performance.  The Partnership's chief operating decision-making group consists of the Chief Executive Officer and other senior officials.  This group routinely reviews and makes operating and resource allocation decisions among the Partnership's coal royalty operations, coal services operations, and timber operations.  Accordingly, the Partnership's reportable segments are as follows:

Coal Royalty

    The coal royalty segment includes management of the Partnership's coal located in the Appalachian region of the United States and New Mexico.

Coal Services

    As of June 30, 2004, the Partnership's coal services segment consisted primarily of fee-based infrastructure facilities leased to certain lessees to generate additional coal services revenues.

Timber

    The Partnership's timber segment consists of the selling of standing timber on the Partnership's properties.

                                                                                        8

The following is a summary of certain financial information relating to the Partnership's segments:

	Coal Royalty	Coal Services	Timber	Consolidated
	(in thousands)
For the Three Months Ended June 30, 2004:
Revenues	$ 17,648	$ 942	$ 142	$ 18,732
Operating costs and expenses	3,848	245	171	4,264
Depreciation, depletion and amortization	4,253	599	-	4,852
Operating income (loss)	$ 9,547	$ 98	$ (29)	$ 9,616
Interest expense, net				(1,147)
Net income				$ 8,469

For the Three Months Ended June 30, 2003:
Revenues	$ 12,542	$ 546	$ 193	$ 13,281
Operating costs and expenses	2,072	683	160	2,915
Depreciation, depletion and amortization	3,898	251	1	4,150
Operating income (loss)	$ 6,572	$ (388)	$ 32	$ 6,216
Interest expense, net				(1,057)
Net income				$ 5,159

	Coal Royalty	Coal Services	Timber	Consolidated
	(in thousands)
For the Six Months Ended June 30, 2004:
Revenues	$ 34,674	$ 1,726	$ 295	$ 36,695
Operating costs and expenses	7,354	579	337	8,270
Depreciation, depletion and amortization	8,451	1,169	1	9,621
Operating income (loss)	$ 18,869	$ (22)	$ (43)	$ 18,804
Interest expense, net				(2,208)
Net income				$ 16,596

For the Six Months Ended June 30, 2003:
Revenues	$ 24,734	$ 1,039	$ 749	$ 26,522
Operating costs and expenses	4,213	1,335	314	5,862
Depreciation, depletion and amortization	7,863	501	4	8,368
Operating income (loss)	$ 12,658	$ (797)	$ 431	$ 12,292
Interest expense, net				(1,512)
Cumulative effect of change in accounting principle				(107)
Net income				$ 10,673

10.  RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, under which the Partnership classified its leased coal mineral rights as intangible assets.   In April 2004, the FASB issued a FASB Staff Position ("FSP") that amends certain sections of SFAS No. 141 and No. 142 relating to the characterization of coal mineral rights.  The FSP is effective for the first reporting period beginning after April 29, 2004.  As allowed by the FSP, the Partnership early adopted the FSP in April 2004 and, accordingly, reclassified its leased coal mineral rights back to tangible property.  The Partnership discontinued straight-line amortization upon adoption and will deplete its coal mineral rights using the units-of-production method on a prospective basis.  The amount capitalized related to mineral rights represents its fair value at the time such right was acquired, less accumulated amortization.  Pursuant to the FSP, for comparative presentation purposes, $4.9 million was reclassified from other noncurrent assets to net property and equipment as of December 31, 2003 on the accompanying consolidated balance sheet.

11.  SUBSEQUENT EVENT

    In July 2004, the Partnership acquired from affiliates of Massey Energy Company a 50 percent interest in a joint venture formed to own and operate end-user coal handling facilities.   The purchase price was approximately $28.5 million and was funded through the Partnership's credit facility.  The equity method will be used to account for the investment in the joint venture, which had existing operations as of July 1, 2004, the effective date of the acquisition.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following review of the financial condition and results of operations of Penn Virginia Resource Partners, L.P. (the "Partnership", "we", "our" or "us") should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

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

     Both in our current limited partnership form and in our previous corporate form, we have managed coal properties since 1882.  We currently conduct operations in three business segments:  coal royalty, coal services and timber.  For the six months ended June 30, 2004, 94 percent of our revenues were attributable to our coal royalty operations, five percent of our revenues were attributable to our coal services operations and one percent of our revenues were attributable to our timber operations.

    Our coal reserves, coal infrastructure and timber assets are located on the following six properties:

        *  the Wise property, located in Wise and Lee Counties, Virginia, and Letcher and Harlan Counties, Kentucky;

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

        *  the New Mexico property, located in McKinley County, New Mexico;

        *  the Northern Appalachia property, located in Barbour, Harrison, Lewis, Monongalia and Upshur Counties, West Virginia;

        *  the Spruce Laurel property, located in Boone and Logan Counties, West Virginia; and

        *  the Buchanan property, located in Buchanan County, Virginia.

    In our coal royalty operations, we enter into long-term leases with experienced, third-party mine operators, giving them the right to mine our coal reserves in exchange for royalty payments. We do not operate any mines.  For the six months ended June 30, 2004, our lessees produced 15.9 million tons of coal from our properties and paid us coal royalty revenues of $34.4 million.  Approximately 78 percent of our coal royalty revenues for the first half of 2004 and 68 percent of our first half 2003 coal royalty revenues were based on the higher of a percentage of the gross sales price or a fixed price per ton of coal sold, with pre-established minimum monthly or annual rental payments.  The remainder of our coal royalty revenues for the respective periods were derived from fixed royalty rate leases, which escalate annually, with pre-established minimum monthly payments.  In managing our properties, we actively work with our lessees to develop efficient methods to exploit our reserves and to maximize production from our properties.  We also derive revenues from minimum rental payments. Minimum rental payments are initially deferred and are recognized as minimum rental revenues when our lessees fail to meet specified production levels for certain predetermined periods. The recoupment period on most of our leases generally ranges from one to three years.  For the six months ended June 30, 2004, we did not recognize any minimum rental revenues.

    In addition to our coal royalty revenues, we also generate coal services revenues from fees we charge to our lessees for the use of our coal preparation and transportation facilities. These facilities provide efficient methods to enhance lessee production levels and exploit our reserves.  The coal service facility we purchased in November 2002 on our West Coal River property in West Virginia began operations in the third quarter of 2003.  In January 2004, we completed construction of a coal loadout facility for another lessee in West Virginia (see "Bull Creek Loadout Facility" below).  Through June 30, 2004, we have invested a total of $4.4 million in the facility's construction.  Our coal services revenues totaled $1.7 million for the six months ended June 30, 2004.  In July 2004, we entered into a joint venture with affiliates of Massey Energy Company and expanded our coal services business to provide coal handling facilities to end-user industrial plants.

    We also earn revenues from the sale of standing timber on our properties.  The timber revenues we receive are dependent on harvest levels and the species and quality of timber harvested. Our harvest levels in any given year will depend upon a number of factors, including anticipated mining activity, timber maturation and market conditions. Any timber, which would otherwise be removed due to lessee mining operations, is harvested in advance to prevent loss of the resource. For the six months ended June 30, 2004, we sold 1.4 million board feet of timber for $0.3 million.

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

 Economic and Industry Factors

    The United States relies significantly on coal as a primary fuel source.  Coal is used as a fuel source for about half of domestic electricity generation and represents approximately 85 percent of fossil fuel reserves in the United States.  As environmental progress continues, we are optimistic that coal will continue to play a vital role in the generation of electricity.  Many of our lessees have favorable transportation options to their customers, which are mostly major utilities.

    During the first half of 2004, coal supply in central Appalachia was constrained due to shortages of skilled labor and railcars.  Notwithstanding those constraints, general coal market conditions were very strong over that period, particularly in central Appalachia where most of our properties are located, and demand for coal increased.  We benefited from those conditions in the form of increased coal tonnage mined from our properties and higher prices received by our lessees during the first half of 2004, which in turn resulted in higher royalty revenues to us.  We expect these general market conditions to persist through the remainder of 2004.  However, we expect our results for the second half of 2004 to be somewhat lower than the first half of the year due to the expected interruption in production associated with the relocation of two longwall mining operations.

     We are not an operating company and do not employ any coal miners.  There are several key distinctions between our coal royalty business and a coal operating business which include:

        *      higher operating margins due to no risk in variable mining costs;
        *      more cash flow stability because we have a diversified lessee base;
        *      no social obligations under the numerous mine health and safety laws and regulations applicable to the coal mining industry; and
        *      no significant exposure to reclamation obligations because our lessees assume, and post performance bonds for, those obligations.

    Our lessees are obligated to conduct mining operations in compliance with all applicable federal, state and local laws and regulations. Because of extensive and comprehensive regulatory requirements, violations during mining operations are not unusual in the industry and, notwithstanding compliance efforts, we do not believe violations by our lessees can be eliminated completely. None of our lessees' violations to date, or the monetary penalties assessed, have had a material adverse effect on us or, to our knowledge, on our lessees. We do not currently expect that future compliance will have a material adverse effect on us.

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

Opportunities, Challenges and Risks

     Our revenues and profitability will be adversely affected in the future if we are unable to replace or increase our reserves through acquisitions.  Our management continues to focus on acquisitions of assets and energy sources necessary to meet the requirements of diverse markets and environmental regulations.  Personnel was added in 2003 to evaluate coal reserves, coal industry-related infrastructure and the acquisition of oil and gas mid-stream assets, such as oil and gas gathering, processing and transportation facilities. We continue to review a number of potential acquisition opportunities in that sector as well as other appropriate assets.

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

Acquisitions and Investments in Coal Facilities

        Capital expenditures, including noncash items, were as follows:

	Six Months Ended June 30,
	2004	2003
	(in thousands)
Acquisitions of coal reserves	$ 1,132	$ 6,229
Coal services and land management additions	763	110
Other property and equipment expenditures	32	76
Total capital expenditures	$1,927	$ 6,415

Coal Handling Joint Venture

    In July 2004, we acquired from affiliates of Massey Energy Company a 50 percent interest in a joint venture formed to own and operate end-user coal handling facilities.  The purchase price was approximately $28.5 million and was funded through the Partnership's credit facility.

    The joint venture owns coal handling facilities which store and manage coal for three industrial coal consumers in the chemical, paper and lime production industries located in Tennessee, Virginia and Kentucky, respectively.  A combination of fixed monthly fees and per ton throughput fees are paid by those consumers under long-term leases expiring between 2007 and 2019.  PVR expects to receive cash distributions from the joint venture of approximately $3.5 to $4.0 million per year over the next several years.

Peabody Acquisition

      In February 2004, we released 51,000 units, which had been held in escrow since December 2002, to affiliates of Peabody Energy Corporation.  In exchange for the units, we received additional reserves on our Northern Appalachia properties.

Bull Creek Loadout Facility

    In January 2004, we completed the construction of a new coal loadout facility for one of our lessees on our Coal River property in West Virginia.  The $4.4 million loadout facility is designed for the high-speed loading of 150-car unit trains and became operational on February 1, 2004.  We expect this facility to generate revenues of approximately $0.6 million in 2004.

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

      Coal Royalty Revenues. Coal royalty revenues are recognized on the basis of tons of coal sold by our lessees and the corresponding revenues from those sales.  Since we are not the mine operator, we do not have access to actual production and revenues information until approximately 30 days following the month of production.  Therefore, our financial results include estimated revenues and accounts receivable for this 30-day period.  Any differences between the actual amounts ultimately received and the original estimates are recorded in the period they become finalized.

 Results of Operations

 Three Months Ended June 30, 2004 Compared With Three Months Ended June 30, 2003.

 The following table sets forth our revenues, operating expenses and operating statistics for the three months ended June 30, 2004 compared with the same period in 2003.

	Three Months Ended June 30,		Percentage
	2004 2003		Change
Financial Highlights	(in thousands)
Revenues
Coal royalties	$ 17,517	$ 12,247	43%
Coal services	942	546	73%
Timber	142	193	(26%)
Minimum rentals	-	210	-
Other	131	85	54%
Total revenues	18,732	13,281	41%

Operating costs and expenses
Royalties	1,794	403	345%
Operating	254	492	(48%)
Taxes other than income	230	293	(22%)
General and administrative	1,986	1,727	15%
Depreciation, depletion and amortization	4,852	4,150	17%
Total operating costs and expenses	9,116	7,065	29%

Operating income	9,616	6,216	55%

Interest expense, net	(1,147)	(1,057)	9%

Net income	$ 8,469	$ 5,159	64%

Operating Statistics

Royalty coal tons produced by lessees (tons in thousands)	7,941	6,600	20%
Average royalty per ton ($/ton)	$ 2.21	$ 1.86	19%

    Revenues. Our revenues in the second quarter of 2004 were $18.7 million compared with $13.3 million for the same period in 2003, an increase of $5.4 million, or 41 percent.  The increase in revenues primarily related to increased coal royalties received from our lessees.

    Coal royalty revenues for the three months ended June 30, 2004 were $17.5 million compared with $12.2 million for the same period in 2003, an increase of $5.3 million, or 43 percent.  Production by our lessees increased by 1.3 million tons, or 20 percent, to 7.9 million tons in the second quarter of 2004 from 6.6 million tons in the second quarter of 2003.  Average royalties per ton increased to $2.21 in the second quarter of 2004 from $1.86 in the comparable 2003 period. The increase in the average royalties per ton was primarily due to stronger market conditions for coal resulting in higher prices for coal sold by our lessees and increased production from two lessees with higher royalty rates, offset by decreased production from our New Mexico property.  At the property level, these variances were primarily due to the following factors:

        *     Production on the Coal River property increased by 1.3 million tons and revenues increased by $3.3 million.  One lessee, which utilizes longwall mining, began mining on one of our subleased properties from an adjacent property during the first quarter of 2004, which resulted in an additional 0.7 million tons of coal production, or $1.4 million in revenues in the second quarter of 2004.  The addition of a mine operator and a new mine by another of our lessees contributed approximately 0.3 million tons of coal production, or $1.2 million of revenue.  The commencement of operations in July 2003 on our West Coal River property contributed an additional 0.2 million tons, or $0.4 million of revenue.  Increased demand also fueled a coal sales price increase in the region, which in turn resulted in a five percent increase in our average gross royalty per ton on the Coal River property, from $2.41 per ton in the second quarter of 2003 to $2.53 per ton in the second quarter of 2004.

        *     Production on the Wise property increased by 0.1 million tons, and revenues increased $1.3 million.  The revenue increase was primarily due to increased coal sales prices fueled by a stronger demand in the region, resulting in higher price realizations by our lessees.  This caused the average gross royalty per ton to increase 20 percent from $2.27 per ton in the second quarter of 2003 to $2.73 per ton in the second quarter of 2004.

        *     Production on the Spruce Laurel property increased by 0.1 million tons and revenues increased by $0.4 million.  The revenue increase was primarily due to increased coal sales prices fueled by a stronger demand in the region.  The higher royalty rates received from our lessees resulted in a 27 percent increase in the average gross royalty per ton on the Spruce Laurel property, from $1.98 per ton in the second quarter of 2003 to $2.52 per ton in the second quarter of 2004.

        *    These increases were offset, in part, by a decline in production from our New Mexico property, which was caused by a decrease in our lessee's market share.

    Coal services revenues were $0.9 million for the three months ended June 30, 2004 compared with $0.5 million for the three months ended June 30, 2003, an increase of $0.4 million, or 73 percent.  The increase was primarily the result of start-up operations at our West Coal River and Bull Creek facilities in July 2003 and February 2004, respectively.

    Minimum rental revenues decreased to zero for the three months ended June 30, 2004 from $0.2 million in the comparable period of 2003.  All lessees met or exceeded their minimum obligations during the second quarter of 2004.

    Operating Costs and Expenses. Our aggregate operating costs and expenses for the second quarter of 2004 were $9.1 million, compared with $7.1 million for the same period in 2003, an increase of $2.0 million, or 29 percent. The increase in operating costs and expenses primarily related to increases in royalty expenses and depreciation, depletion and amortization.

    Royalty expenses were $1.8 million for the three months ended June 30, 2004 compared with $0.4 million for the three months ended June 30, 2003, an increase of $1.4 million.  This increase was the result of an increase in production by lessees on subleased properties, primarily on our Coal River property.  Production on these subleased properties increased to 1.0 million tons in the second quarter of 2004 from 0.2 million tons in the second quarter of 2003, representing a 0.8 million ton increase.

    Operating expenses decreased by 48 percent, to $0.3 million in the second quarter of 2004, compared with $0.5 million in the same period of 2003.  We incurred expenses of $0.2 million in the second quarter of 2003 to maintain idled mines on our West Coal River property, which is part of our Coal River property.  These costs were assumed by a new lessee in May 2003.

    General and administrative expenses increased $0.3 million, or 15 percent, to $2.0 million in the second quarter of 2004, from $1.7 million in the same period of 2003. The increase was primarily attributable to increased consulting fees used to evaluate acquisition opportunities and increased payroll due to the addition of employees.

    Depreciation, depletion and amortization for the three months ended June 30, 2004 was $4.9 million compared with $4.2 million for the same period of 2003, an increase of $0.7 million or 17 percent.  This increase was a result of increased production by several of our lessees over the comparable periods and depreciation on our West Coal River and Bull Creek facilities which began start-up operations in July 2003 and February 2004, respectively.  These increases were partially offset by a decline in production from our New Mexico property which has a higher cost basis.

Six Months Ended June 30, 2004 Compared With Six Months Ended June 30, 2003.

 The following table sets forth our revenues, operating expenses and operating statistics for the six months ended June 30, 2004 compared with the same period in 2003.

	Six Months Ended June 30,		Percentage
	2004 2003		Change
	(in thousands)
Financial Highlights

Revenues
Coal royalties	$ 34,377	$ 23,698	45%
Coal services	1,726	1,039	66%
Timber	295	749	(61%)
Minimum rentals	-	815	-
Other	297	221	34%
Total revenues	36,695	26,522	38%

Operating costs and expenses
Royalties	3,411	730	367%
Operating	386	1,005	(62%)
Taxes other than income	514	589	(13%)
General and administrative	3,959	3,538	12%
Depreciation, depletion and amortization	9,621	8,368	15%
Total operating costs and expenses	17,891	14,230	26%

Operating income	18,804	12,292	53%

Interest expense, net	(2,208)	(1,512)	46%
	16,596	10,780	54%
Cumulative effect of change in accounting principle	-	(107)	-

Net Income	$ 16,596	$ 10,673	55%

Operating Statistics

Royalty coal tons produced by lessees (tons in thousands)	15,894	13,023	22%
Average royalty per ton ($/ton)	$ 2.16	$ 1.82	19%

    Revenues. Our revenues in the first half of 2004 were $36.7 million compared with $26.5 million for the same period in 2003, an increase of $10.2 million, or 38 percent.  The increase in revenues primarily related to increased coal royalties received from our lessees.

    Coal royalty revenues for the six months ended June 30, 2004 were $34.4 million compared with $23.7 million for the same period in 2003, an increase of $10.7 million, or 45 percent.  Production by our lessees increased by 2.9 million tons, or 22 percent, to 15.9 million tons in the first half of 2004 from 13.0 million tons in the first half of 2003.  Average royalties per ton increased to $2.16 in the first half of 2004 from $1.82 in the comparable 2003 period.  The increase in the average royalties per ton was primarily due to stronger market conditions for coal resulting in higher prices for coal sold by our lessees and increased production from two lessees with higher royalty rates, offset by decreased production from our New Mexico property.  At the property level, these variances were primarily due to the following factors:

        *     Production on the Coal River property increased by 2.7 million tons and revenues increased by $7.1 million.  One lessee, which utilizes longwall mining, began mining on one of our subleased properties from an adjacent property during the first quarter of 2004, which resulted in an additional 1.8 million tons of coal production, or $4.0 million in revenues in the first half of 2004.  The addition of a mine operator and a new mine by another of our lessees contributed approximately 0.5 million tons of coal production, or $1.9 million of revenue.  The commencement of operations in July 2003 on our West Coal River property also contributed an additional 0.3 million tons, or $0.7 million of revenue.  Increased demand also fueled a coal sales price increase in the region, which in turn resulted in an eight percent increase in our average gross royalty per ton on the Coal River property, from $2.34 per ton in the first half of 2003 to $2.52 per ton in the first half of 2004.

        *     Production on the Wise property increased by 0.5 million tons and revenues increased by $2.7 million, of which approximately $1.6 million related to the average royalty rate received from our lessees.  Increased coal prices fueled by stronger demand in the region resulted in higher price realizations by our lessees.  This caused a 16 percent increase in the average gross royalty per ton from $2.25 per ton in the first half of 2003 to $2.60 per ton in the first half of 2004.  Production increased primarily due to additional mining equipment being added by two of our lessees.

        *     Production on the Spruce Laurel property increased by 0.2 million tons and revenues increased by $0.9 million. The revenue increase was primarily the result of increased coal sales prices fueled by stronger demand in the region .  The higher royalty rates received from our lessees resulted in a 31 percent increase in the average gross royalty per ton on the Spruce Laurel property, from $1.90 per ton in the first half of 2003 to $2.49 per ton in the first half of 2004.

        *    These increases were offset, in part, by a decline in production from our New Mexico property, which was caused by a decrease in our lessee's market share.

    Coal services revenues were $1.7 million for the six months ended June 30, 2004 compared with $1.0 million for the six months ended June 30, 2003, an increase of $0.7 million, or 66 percent.  This increase was primarily the result of start-up operations at our West Coal River and Bull Creek facilities in July 2003 and February 2004, respectively.

    Timber revenues decreased to $0.3 million for the six months ended June 30, 2004 compared with $0.7 million in the first half of 2003, a decrease of $0.4 million, or 61 percent.  The decrease was due to the timing of a parcel sale of our standing timber in 2003 and poor weather conditions in the second quarter of 2004.

    Minimum rental revenues decreased to zero for the six months ended June 30, 2004 from $0.8 million in the comparable period of 2003.  All lessees met their minimum obligations during the first six months of 2004.  The $0.8 million recognized in the first half of 2003 primarily related to four leases. Each of these leases was assigned to a new lessee approved by us.  The leases were amended at the time of assignment to allow the new lessees additional time to offset actual production against minimum rental payments.

    Operating Costs and Expenses. Our aggregate operating costs and expenses for the first half of 2004 were $17.9 million, compared with $14.2 million for the same period in 2003, an increase of $3.7 million, or 26 percent. The increase in operating costs and expenses primarily related to increases in royalty expenses, general and administrative expenses and depreciation, depletion and amortization, offset by a decrease in operating expenses.

    Royalty expenses were $3.4 million for the six months ended June 30, 2004 compared with $0.7 million for the six months ended June 30, 2003, an increase of $2.7 million.  This increase was the result of an increase in production by lessees on subleased properties, primarily on our Coal River property.  Production on these subleased properties increased to 2.3 million tons in the first half of 2004 from 0.4 million tons in the first half of 2003, representing a 1.9 million ton increase.

    Operating expenses decreased by 62 percent, to $0.4 million in the first half of 2004 compared with $1.0 million in the same period of 2003.  We incurred expenses of $0.6 million in the first half of 2003 to maintain idled mines on our West Coal River property, which is part of our Coal River property.  These costs were assumed by a new lessee in May 2003.

    General and administrative expenses increased $0.5 million, or 12 percent, to $4.0 million in the first half of 2004, from $3.5 million in the same period of 2003. Approximately $0.2 million was attributable to costs related to a secondary public offering for the sale of common units held by an affiliate of Peabody Energy Corporation.  The remainder is primarily attributable to increased consulting fees used to evaluate acquisition opportunities and increased payroll due to the addition of employees.

    Depreciation, depletion and amortization for the six months ended June 30, 2004 was $9.6 million compared with $8.4 million for the same period of 2003, an increase of $1.2 million, or 15 percent.  This increase was a result of increased production by several of our lessees over the comparable periods and depreciation on our West Coal River and Bull Creek facilities which began start-up operations in July 2003 and February 2004, respectively.  These increases were partially offset by a decline in production from our New Mexico property which has a higher cost basis.

    Interest Expense. Interest expense, net of interest income, was $2.2 million for the six months ended June 30, 2004 compared with $1.5 million for the same period in 2003, an increase of $0.7 million, or 46 percent. The increase was primarily due to our closing in March 2003 of a private placement of $90 million ten-year senior unsecured notes payable (the "Notes"), which bear interest at a fixed rate of 5.77 percent.  Prior to the private placement, the $90 million was included on our revolving credit facility, which bears interest at a generally lower rate based on the Eurodollar rate plus an applicable margin which ranges from 1.25 to 2.25 percent.

Liquidity and Capital Resources

        Since the Partnership's inception in 2001, cash generated from operations and our borrowing capacity, supplemented with the issuance of new common units, have been sufficient to meet our scheduled distributions, working capital requirements and capital expenditures. Our primary cash requirements consist of distributions to our general partner and unitholders, normal operating and administrative expenses, interest and principal payments on our long-term debt capital investment in fee-based coal handling facilities and acquisitions of new assets or businesses.

        Cash Flows. Net cash provided by operating activities was $26.1 million in the first half of 2004 compared with $19.4 million in first half of 2003. The increase was largely due to increased production by our lessees and higher average gross royalties per ton.

        Net cash used in investing activities was $0.5 million in the first half of 2004 compared with $1.2 million in first half of 2003. Cash used in investing activities for the six months ended June 30, 2004 primarily related to the completion of a new coal loading facility on our Coal River property in West Virginia and two smaller infrastructure projects.  Net cash used in investing activities for the six months ended June 30, 2003 primarily related to additional expenditures to complete the close of an acquisition in December 2002.

        Net cash used in financing activities was $20.3 million in the first half of 2004 compared with $17.1 million in first half of 2003. Distributions to partners increased to $19.3 million for the first six months of 2004 from $17.6 million in the same period of 2003.  Changes in borrowings and debt issuance costs accounted for the remainder of the increase.

        In July 2004, we announced a $0.02 per unit increase in our quarterly distribution payable August 13, 2004 to unitholders of record August 4, 2004, to $0.54 or $2.16 per unit on an annualized basis.  This will increase distributions to partners by approximately $0.4 million in the third quarter of 2004 and in future quarters as approved by the board of directors of our general partner.

    Long-Term Debt.  As of June 30, 2004, we had outstanding borrowings of $90.2 million, consisting of $1.5 million borrowed under our revolving credit facility and $90.0 million of the Notes, partially offset by $1.3 million fair value of the interest rate swap described below.   The current portion of the Notes as of June 30, 2004 was $3.0 million.

    Hedging Activities. In March 2003, we entered into an interest rate swap agreement with a notional amount of $30 million, to hedge a portion of the fair value of the Notes. This swap is designated as a fair value hedge and has been reflected as a decrease in long-term debt of $1.3 million as of June 30, 2004, with a corresponding increase in other liabilities. Under the terms of the interest rate swap agreement, the counterparty pays us a fixed annual rate of 5.77 percent on a total notional amount of $30 million, and we pay the counterparty a variable rate equal to the floating interest rate, which is determined semi-annually and is based on the six month London Interbank Offering Rate ("LIBOR") plus 2.36 percent.

    Investment in Joint Venture.  In July 2004, we acquired from affiliates of Massey Energy Company a 50 percent interest in a joint venture formed to own and operate end-user coal handling facilities.   The purchase price was approximately $28.5 million and was funded through the Partnership's credit facility. The joint venture owns coal handling facilities which store and manage coal for three industrial coal consumers in the chemical, paper and lime production industries located in Tennessee, Virginia and Kentucky.  A combination of fixed monthly fees and per ton throughput fees are paid by those consumers under long term leases expiring between 2007 and 2019.  We expect to receive cash distributions from the joint venture of approximately $3.5 to $4.0 million per year over the next several years.

    Future Capital Needs and Commitments. For the remainder of 2004, we anticipate making additional capital expenditures, excluding acquisitions, of approximately $0.1 million for coal services related projects and other property and equipment.  Part of our strategy is to make acquisitions which increase cash available for distribution to our unitholders. Our ability to make these acquisitions in the future will depend in part on the availability of debt financing and on our ability to periodically use equity financing through the issuance of new units. Since completing a large acquisition in late 2002, our ability to incur additional debt has been restricted due to limitations in our debt instruments.  After considering the effect of the Massey Energy Company joint venture, which we funded in July 2004, we have approximately $17.4 million of borrowing capacity available under our revolving credit facility.  This limitation may necessitate the issuance of new units, as opposed to using debt, to provide a large part of the funding for acquisitions in the future.

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

    A ruling on July 8, 2004, which was made by the District Court in connection with a third lawsuit, may impair our lessees' ability to obtain permits that are needed to conduct surface mining operations.  In this case, Ohio Valley Environmental Coalition v. Bulen, the District Court determined that the Army Corps of Engineers (the "Corps") violated the Clean Water Act and other federal statutes when it issued Nationwide Permit 21 ("NWP21").  Section 404 of the Clean Water Act authorizes the Corps to issue general permits to allow parties to construct in navigable waters surface impoundments, valley fills and other structures that are needed for surface mining without having to obtain an individual Section 404 permit.

    The District Court's order prohibits the Corps from issuing any new permits under NWP21 in areas subject to the District Court's jurisdiction, which are a number of counties in West Virginia.  The ruling only voided such permits where work has not yet commenced, and the decision thus leaves some ambiguity about its potential applicability to permits that have already been issued under NWP 21 where the work has already begun.  Unless this decision is overturned on appeal, companies seeking to construct surface mining impoundments or valley fills in navigable waters in the areas covered by this decision will need to apply for and obtain individual permits under Section 404 of the Clean Water Act.  Obtaining individual Section 404 permits for surface mining activities is likely to substantially increase both the time for and the costs of our lessees obtaining permits.  These increased permitting costs, and any delay or inability to obtain Section 404 permits, could impair our lessees' ability to produce coal and adversely affect our coal royalty revenues.

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

    Environmental Compliance.  The operations of our lessees are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. The terms of the Partnership's coal property leases impose liability for all environmental and reclamation liabilities arising under those laws and regulations on the relevant lessees. The lessees are bonded and have indemnified the Partnership against any and all future environmental liabilities. The Partnership regularly visits coal properties under lease to monitor lessee compliance with environmental laws and regulations and to review mining activities. Management believes that the Partnership's lessees will be able to comply with existing regulations and does not expect any material impact on the Partnership's financial condition or results of operations.

    We have some reclamation bonding requirements with respect to certain of our unleased and inactive properties.  As of June 30, 2004, the Partnership's environmental liabilities totaled $1.6 million.  Given the uncertainty of when the reclamation area will meet regulatory standards, a change in this estimate could occur in the future.

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets, under which the Partnership classified its leased coal mineral rights as intangible assets.   In April 2004, the FASB issued a FASB Staff Position ("FSP") that amends certain sections of SFAS No. 141 and No. 142 relating to the characterization of coal mineral rights.  The FSP is effective for the first reporting period beginning after April 29, 2004.  As allowed by the FSP, the Partnership early adopted the FSP in April 2004 and, accordingly, reclassified its leased coal mineral rights back to tangible property.  The Partnership discontinued straight-line amortization upon adoption and will deplete its coal mineral rights using the units-of-production method on a prospective basis.  The amount capitalized related to mineral rights represents its fair value at the time such right was acquired, less accumulated amortization.  Pursuant to the FSP, for comparative presentation purposes, $4.9 million was reclassified from other noncurrent assets to property and equipment as of December 31, 2003 on the accompanying consolidated balance sheet.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

    Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risks to which we are exposed are interest rate risk and coal price risks.

     We are also indirectly exposed to the credit risk of our lessees.  If our lessees become financially insolvent, our lessees may not be able to continue operating or meeting their minimum lease payment obligations.  As a result, our coal royalty revenues could decrease due to lower production volumes.

    As of June 30, 2004, $90 million of our borrowings were financed with debt which has a fixed interest rate throughout its term.  In connection with this financing, we executed an interest rate derivative transaction to effectively convert the interest rate on one-third of the amount financed from a fixed rate of 5.77 percent to a floating rate of LIBOR plus 2.36 percent.  The interest rate swap has been accounted for as a fair value hedge in compliance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138.

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

 Such forward-looking statements include, among other things, statements regarding development activities, capital expenditures, acquisitions and dispositions, expected commencement dates of coal mining, projected quantities of future coal production by the Partnership's lessees, costs and expenditures as well as projected demand or supply for coal and coal handling joint venture operations, which will affect sales levels, prices, royalties and distributions realized by the Partnership.

    These forward-looking statements are made based upon management's current plans, expectations, estimates, assumptions and beliefs concerning future events impacting the Partnership and, therefore, involve a number of risks and uncertainties. The Partnership cautions that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

    Important factors that could cause the actual results of operations or financial condition of the Partnership to differ materially from those expressed or implied in the forward-looking statements include, but are not necessarily limited to:

*    the ability to acquire new coal reserves on satisfactory terms;
*    the price for which such reserves can be sold;
*    the volatility of commodity prices for coal;
*    the ability to lease new and existing coal reserves;
*    the ability of lessees to produce sufficient quantities of coal on an economic basis from the Partnership's reserves;
*    the ability of lessees to obtain favorable contracts for coal produced from the Partnership's reserves;
*    competition among producers in the coal industry generally;
*    the extent to which the amount and quality of actual production differs from estimated recoverable proved coal reserves;
*    unanticipated geological problems;
*    availability of required materials and equipment;
*    the occurrence of unusual weather or operating conditions including force majeure events;
*    the failure of equipment or processes to operate in accordance with specifications or expectations;
*    delays in anticipated start-up dates of lessees' mining operations and related coal infrastructure projects;
*    environmental risks affecting the mining of coal reserves;
*    the timing of receipt of necessary governmental permits by the Partnership's lessees;
*    the risks associated with having or not having price risk management programs;
*    labor relations and costs;
*    accidents;
*    changes in governmental regulation or enforcement practices, especially with respect to environmental, health and safety matters, including with respect to emissions levels applicable to coal-burning power generators;
*    uncertainties relating to the outcome of litigation regarding permitting of the disposal of coal overburden;
*    risks and uncertainties relating to general domestic and international economic (including inflation and interest rates) and political conditions;
*    the experience and financial condition of lessees, including their ability to satisfy their royalty, environmental, reclamation and other obligations to the Partnership and others;
*    coal handling joint venture operations;
*    changes in financial market conditions; and
*    other risk factors as detailed in the Partnership's Securities and Exchange Commission filings on Annual Report on Form 10-K.

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

Item 4.  Controls and Procedures

    (a) Disclosure of Controls and Procedures.

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

    (b) Changes in Internal Control Over Financial Reporting.

     No changes were made in the Partnership's internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   Other Information

Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

Item 6. Exhibits and Reports on Form 8-K

(a)           Exhibits

10.1         Fourth Amendment to Credit Agreement dated as of July 1, 2004 among Penn Virginia Operating Co., LLC, PNC Bank, National Association, as
                agent, and the other financial institutions party thereto.

10.2          Purchase and Sale Agreement by and among A. T. Massey Coal Company, Inc., Marten County Coal Corporation, Tennessee Consolidated Coal
                 Co., Tennessee Energy Corp. and Road Fork Development Company, Inc. and Loadout LLC and Penn Virginia Resource Partners, L. P. dated as of
                 July 1, 2004 (incorporated by reference to Registrant's Report on Form 8-K filed on July 20, 2004).

12            Statement of Computation of Ratio of Earnings to Fixed Charges Calculation.

31.1         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)            Reports on Form 8-K

    On July 20, 2004, the Partnership furnished a Fork 8-K announcing the acquisition from affiliates of Massey Energy Company or a 50 percent interest in a joint venture formed to own and operate end-user coal handling facilities.  The purchase price was approximately $28.5 million and was funded through the Partnership's credit facility.

    On May 6, 2004, the Partnership furnished Form 8-K announcing its financial results for the three months ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENN VIRGINIA RESOURCE PARTNERS, L.P.

Date:	August 5, 2004	By:	/s/ Frank A. Pici
Frank A. Pici, Vice President and
Chief Financial Officer

Date:	August 5, 2004	By:	/s/ Forrest W. McNair
Forrest W. McNair, Vice President and Controller