Form 10-Q
period 2004-09-30
PENN VIRGINIA RESOURCE PARTNERS L P
filed 2004-11-04
CIK 1144945

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 1-16735

PENN VIRGINIA RESOURCE PARTNERS, L.P.
(Exact Name of Registrant as Specified in Its Charter

Virginia	23-3087517
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation of Organization)

THREE RADNOR CORPORATE CENTER, SUITE 230 100 MATSONFORD ROAD SUITE 200 RADNOR, PA 19087
(Address of Principal Executive Offices)	(Zip Code)

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

Yes X No____________

Indicate by a check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes X No

As of November 1, 2004, 10,424,681 common and 7,649,880 subordinated limited partner units were outstanding.

PENN VIRGINIA RESOURCE PARTNERS, L.P.
INDEX

PART I.  Financial Information

Item 1. Financial Statements

PENN VIRGINIA RESOURCE PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME - unaudited
(in thousands, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Revenues
Coal royalties	$ 18,018	$ 11,960	$ 52,395	$ 35,658
Coal services	888	484	2,614	1,523
Timber	204	80	499	829
Minimum rentals	5	220	5	1,035
Equity earnings	165	-	165	-
Other	117	68	414	289
Total revenues	19,397	12,812	56,092	39,334

Expenses
Royalties	1,496	533	4,907	1,263
Operating	281	220	667	1,225
Taxes other than income	239	389	753	978
General and administrative	2,077	1,661	6,036	5,199
Depreciation, depletion and amortization	4,764	3,659	14,385	12,027
Total operating costs and expenses	8,857	6,462	26,748	20,692

Operating income	10,540	6,350	29,344	18,642

Other income (expense)
Interest expense	(1,658)	(1,380)	(4,390)	(3,536)
Interest income	265	299	789	943

Income before cumulative effect of change in accounting principle	9,147	5,269	25,743	16,049
Cumulative effect of change in accounting principle	-	-	-	(107)
Net income	$ 9,147	$ 5,269	$ 25,743	$ 15,942

General partner's interest in net income	$ 183	$ 105	$ 515	$ 319
Limited partner's interest in net income	$ 8,964	$ 5,164	$ 25,228	$ 15,623

Basic and diluted net income per limited partner unit, common and subordinated:
Income before cumulative effect of change in accounting principle	$ 0.50	$ 0.29	$ 1.40	$ 0.88
Cumulative effect of change in accounting principle	-	-	-	(0.01)
Net income per limited partner unit	$ 0.50	$ 0.29	$ 1.40	$ 0.87

Weighted average units outstanding:
Common	10,425	10,373	10,419	10,264
Subordinated	7,650	7,650	7,650	7,650

The accompanying notes are an integral part of these consolidated financial statements.

PENN VIRGINIA RESOURCE PARTNERS, L.P.
 CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
ASSETS	2004	2003
Current assets:	(unaudited)
Cash and cash equivalents	$ 15,764	$ 9,066
Accounts receivable	8,823	6,909
Other	849	767
Total current assets	25,436	16,742

Property and equipment	271,932	269,966
Less: Accumulated depreciation, depletion and amortization	(46,128)	(31,820)
Total property and equipment	225,804	238,146

Equity investments	28,607	-
Debt issuance costs	1,687	2,065
Prepaid minimums, net and other	2,412	2,939

Total assets	$ 283,946	$ 259,892

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$ 671	$ 965
Accrued liabilities	1,453	2,910
Current portion of long-term debt	4,800	1,500
Deferred income	1000	1,610
Total current liabilities	7,924	6,985

Deferred income	8,901	6,028
Other liabilities	2,654	2,793
Long-term debt	113,093	90,286

Commitments and contingencies

Partners' capital	151,374	153,800

Total liabilities and partners' capital	$ 283,946	$ 259,892

The accompanying notes are an integral part of these consolidated financial statements.

PENN VIRGINIA RESOURCE PARTNERS, L.P.
 CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Cash flows from operating activities
Net income	$ 9,147	$ 5,269	$ 25,743	$ 15,942
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	4,764	3,659	14,385	12,027
Gain on sale of property and equipment	(10)	-	(37)	(5)
Noncash interest expense	126	121	378	395
Equity earnings	(165)	-	(165)	-
Cumulative effect of change in accounting principle	-	-	-	107
Changes in operating assets and liabilities	(1,272)	(329)	(1,581)	(377)
Net cash provided by operating activities	12,590	8,720	38,723	28,089

Cash flows from investing activities
Payments received on long-term notes	200	136	548	381
Proceeds from sale of property and equipment	10	-	37	50
Equity investments	(28,442)	-	(28,442)	-
Capital expenditures	(72)	(1,991)	(939)	(3,437)
Net cash used in investing activities	(28,304)	(1,855)	(28,796)	(3,006)

Cash flows from financing activities
Payments for debt issuance costs	-	-	-	(1,419)
Proceeds from borrowings	28,500	-	28,500	90,000
Repayments of borrowings	(1,500)	-	(2,500)	(88,387)
Proceeds from issuance of partners' capital	-	23	-	301
Distributions to partners	(9,960)	(9,561)	(29,229)	(27,145)
Net cash provided by (used in) financing activities	17,040	(9,538)	(3,229)	(26,650)
Net increase (decrease) in cash and cash equivalents	1,326	(2,673)	6,698	(1,567)
Cash and cash equivalents - beginning of period	14,438	10,726	9,066	9,620
Cash and cash equivalents - end of period	$ 15,764	$ 8,053	$ 15,764	$ 8,053

Supplemental disclosures of cash flow information
Cash paid for interest	$ 2,918	$ 2,568	$ 5,622	$ 3,195
Noncash investing and financing activities
Issuance of partners' capital for acquisition	$ -	$ -	$ 1,060	$ 4,969

The accompanying notes are an integral part of these consolidated financial statements.

PENN VIRGINIA RESOURCE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

September 30, 2004

 1.  ORGANIZATION

    Penn Virginia Resource Partners, L.P. (the "Partnership", "we", "our" or "us"), through our wholly owned subsidiary, Penn Virginia Operating Co., LLC, is engaged principally in the coal land management business.  The Partnership does not operate any mines.  Instead, we enter into leases with various third-party operators which give those operators the right to mine coal reserves on our land in exchange for royalty payments.   We also provide fee-based infrastructure facilities to some of our lessees and third parties to generate coal services revenues. These facilities include coal loading facilities, preparation plants and, most recently, coal handling facilities located at end-user industrial plants (See Note 3).  We also sell timber growing on our land.

    The general partner of the Partnership is Penn Virginia Resource GP, LLC, a wholly owned subsidiary of Penn Virginia Corporation ("Penn Virginia").

2.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated and combined financial statements include the accounts of Penn Virginia Resource Partners, L.P. and all wholly-owned subsidiaries.  The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. These statements involve the use of estimates and judgments where appropriate. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with our consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2003.  Accounting polices are consistent with those described in our Annual Report on Form 10-K for the year ended December 31, 2003, except as discussed below.  Please refer to such Form 10-K for a further discussion of those policies.  Operating results for the nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.  Certain reclassifications have been made to conform to the current period's presentation.

3.  COAL HANDLING JOINT VENTURE

     Effective July 1, 2004, we acquired from affiliates of Massey Energy Company a 50 percent interest in a joint venture formed to own and operate end-user coal handling facilities.   The purchase price was $28.4 million and was funded through our credit facility.  We account for our investment in the joint venture under the equity method. Equity earnings of $0.2 million from the joint venture were classified as equity earnings on the consolidated statements of income for the three and nine months ended September 30, 2004.

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

     Below is a reconciliation of the beginning and ending aggregate carrying amount of our asset retirement obligations as of September 30, 2004 (in thousands).

Balance , January 1, 2004	$ 666
Accretion expense	43
Balance, September 30, 2004	$ 709

5.  HEDGING ACTIVITIES

     In connection with our senior unsecured notes, we entered into an interest rate swap agreement with a notional amount of $29.5 million to hedge a portion of the fair value of those notes which mature over a ten-year period.  This swap was designated as a fair value hedge and has been reflected as a decrease of long-term debt of approximately $0.6 million as of September 30, 2004, with a corresponding increase in other liabilities.  Under the terms of the interest rate swap agreement, the counterparty pays us a fixed annual rate of 5.77 percent on a total notional amount of $29.5 million, and we pay the counterparty a variable rate equal to the floating interest rate which is based on the six month London Interbank Offering Rate plus 2.36 percent.

6.  LONG-TERM DEBT

     At September 30, 2004, and December 31, 2003, long-term debt consisted of the following (in thousands):

	September 30, 2004	December 31, 2004

	(Unaudited)

Senior unsecured notes*	$ 87,893	$ 89,286
Revolving credit facility	30,000	2,500
	117,893	91,786
Less: Current maturities	(4,800)	(1,500)
	$ 113,093	$ 90,286

           *  Includes negative fair value adjustments of $0.6 million as of September 30, 2004, and $0.7 million as of
               December 31, 2003, related to interest rate swap designated as a fair value hedge.

7.  COMMITMENTS AND CONTINGENCIES

 Legal

    We are involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, management believes these claims will not have a material effect on our financial position, liquidity or operations.

Environmental Compliance

    The operations of our lessees are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. The terms of our coal property leases impose liability for all environmental and reclamation liabilities arising under those laws and regulations on the relevant lessees. The lessees are bonded and have indemnified us against any and all future environmental liabilities. We regularly visit coal properties under lease to monitor lessee compliance with environmental laws and regulations and to review mine activities. Management believes that our lessees will be able to comply with existing regulations and does not expect any material impact on our financial condition or results of operations.

    As of September 30, 2004, we had certain reclamation bonding requirements with respect to certain of our unleased and inactive properties.  As of September 30, 2004, our environmental liabilities totaled $1.5 million, which represents our best estimate of these liabilities as of that date.  Given the uncertainty of when the reclamation area will meet regulatory standards, a change in this estimate could occur in the future.

 Mine Health and Safety Laws

    There are numerous mine health and safety laws and regulations applicable to the coal mining industry.  However, since we do not operate any mines and do not employ any coal miners, we are not subject to such laws and regulations.  Accordingly, no related liabilities are accrued.

8.   NET INCOME PER UNIT

   Basic and diluted net income per unit is determined by dividing net income, after deducting the general partner's two percent interest, by the weighted average number of outstanding common units and subordinated units.  At September 30, 2004, there were no dilutive units outstanding.

9.   RELATED PARTY TRANSACTION

    Penn Virginia charges us for certain corporate administrative expenses, which are allocable to its subsidiaries. When allocating general corporate expenses, consideration is given to property and equipment, payroll and general corporate overhead. Any direct costs are paid by the Partnership. Total corporate administrative expenses charged to the Partnership totaled $0.4 million and $0.2 million for the three months ended September 30, 2004 and 2003, respectively, and $1.1 and $0.8 million for the nine months ended September 30, 2004 and 2003, respectively.  These costs are reflected in general and administrative expenses in the accompanying consolidated statements of income. Management believes the allocation methodologies used are reasonable.

10.   DISTRIBUTIONS

     We make quarterly cash distributions of our available cash, generally defined as consolidated cash receipts less consolidated cash disbursements and cash reserves established by the general partner at its sole discretion.  According to the Partnership Agreement, the general partner receives incremental incentive cash distributions if cash distributions exceed certain target thresholds as follows:

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

     To date, we have not paid any incentive cash distributions to the general partner. The following table reflects the allocation of total cash distributions paid during the nine months ended September 30, 2004 (in thousands, except per unit information):

     Limited partner units                                                                                                                         $     28,644
     General partner ownership interest                                                                                                                585
           Total cash distributions                                                                                                               $     29,229

        Total cash distributions paid per unit                                                                                              $         1.58

     In July 2004, the Partnership announced a $0.02 per unit increase in its quarterly distribution to $0.54 for the three months ended June 30, 2004, or $2.16 per unit on an annualized basis.  The distribution was paid on August 13, 2004, to unitholders of record on August 4, 2004.  As a result, the quarterly distribution to partners increased by approximately $0.4 million in the third quarter of 2004. This increase is expected to continue in future quarters as approved by the board of directors of the general partner.  In October 2004, we announced a $0.54 per unit quarterly distribution to be paid on November 12, 2004, to unitholders of record on November 3, 2004.

11.   SEGMENT INFORMATION

    Segment information has been prepared in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information.   Under SFAS No. 131, operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision-making group, in assessing performance.  Our chief operating decision-making group consists of the Chief Executive Officer and other senior officials.  This group routinely reviews and makes operating and resource allocation decisions among our coal royalty operations, coal services operations, and timber operations.  Accordingly, our reportable segments are as follows:

Coal Royalty

    The coal royalty segment includes management of our coal located in the Appalachian region of the United States and New Mexico.

Coal Services

    Our coal services segment consists primarily of fee-based infrastructure facilities leased to certain lessees to generate additional coal services revenues.  In July 2004, we entered into a joint venture with affiliates of Massey Energy Company and expanded our coal services business to provide coal handling facilities to end-user industrial plants.

Timber

 Our timber segment consists of the selling of standing timber on our properties.

The following is a summary of certain financial information relating to the Partnership's segments:

	Coal Royalty	Coal Services	Timber	Consolidated
	(in thousands)
For the Three Months Ended September 30, 2004:
Revenues	$ 18,140	$ 1,053	$ 204	$ 19,397
Operating costs and expenses	3,751	137	205	4,093
Depreciation, depletion and amortization	4,173	585	6	4,764
Operating income (loss)	$ 10,216	$ 331	$ (7)	$ 10,540
Interest expense, net				(1.393)
Net income				$ 9,147
Total assets	$ 240,563	$ 43,026	$ 357	$ 283,946

For the Three Months Ended September 30, 2003:
Revenues	$ 12,248	$ 484	$ 80	$ 12,812
Operating costs and expenses	2,098	549	156	2,803
Depreciation, depletion and amortization	3,287	371	1	3,659
Operating income (loss)	$ 6,863	$ (436)	$ (77)	$ 6,350
Interest expense, net				(1,081)
Net income				$ 5,269
Total assets	$ 248,748	$ 11,282	$ 167	$ 260,197

	Coal Royalty	Coal Services	Timber	Consolidated
	(in thousands)
For the Nine Months Ended September 30, 2004:
Revenues	$ 52,814	$ 2,779	$ 499	$ 56,092
Operating costs and expenses	11,105	716	542	12,363
Depreciation, depletion and amortization	12,624	1,754	7	14,385
Operating income (loss)	$ 29,085	$ 309	$ (50)	$ 29,344
Interest expense, net				(3,601)
Net income				$ 25,743
Total assets	$ 240,563	$ 43,026	$ 357	$ 283,946

For the Nine Months Ended September 30, 2003:
Revenues	$ 36,982	$ 1,523	$ 829	$ 39,334
Operating costs and expenses	6,311	1,884	470	8,665
Depreciation, depletion and amortization	11,150	872	5	12,027
Operating income (loss)	$ 19,521	$ (1,233)	$ 354	$ 18,642
Interest expense, net				(2,593)
Cumulative effect of change in accounting principle				(107)
Net income				$ 15,942
Total assets	$ 248,748	$ 11,282	$ 167	$ 260,197

12.  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, under which we classified our leased coal mineral rights as intangible assets.  In April 2004, the FASB issued a FASB Staff Position ("FSP") that clarifies certain sections of SFAS No. 141 and No. 142 relating to the characterization of coal mineral rights.  The FSP is effective for the first reporting period beginning after April 29, 2004.  As allowed by the FSP, we early adopted the FSP in April 2004 and, accordingly, reclassified our leased coal mineral rights back to tangible property.  We discontinued straight-line amortization upon adoption and will deplete its coal mineral rights using the units-of-production method on a prospective basis.  The amount capitalized related to mineral rights represents its fair value at the time such right was acquired, less accumulated amortization.  Pursuant to the FSP, for comparative presentation purposes, $4.9 million was reclassified from other noncurrent assets to net property and equipment as of December 31, 2003, on the accompanying consolidated balance sheet.

13.  SUBSEQUENT EVENT

        In August 2004, one of our lessees dislodged a boulder while repairing a surface mine access road.  The boulder rolled down a hillside, damaging a residence and causing a fatality.  On October 29, 2004, A&G Coal Corp., our lessee, Penn Virginia Operating Co., LLC, our wholly owned subsidiary, and we were named along with several other defendants in a lawsuit brought by the family of the deceased in the Circuit Court of Wise County, Virginia.  The lawsuit is seeking $26.5 million in punitive and compensatory damages.  While the ultimate result of the lawsuit cannot be predicted with certainty, based on the facts currently available to us, management believes that the case will not have a material adverse effect on our financial position, results of operations or cash flows.

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

          Both in our current limited partnership form and in our previous corporate form, we have managed coal properties since 1882.  We currently conduct operations in three business segments:  coal royalty, coal services and timber.  For the nine months ended September 30, 2004, 94 percent of our revenues were attributable to our coal royalty operations, five percent of our revenues were attributable to our coal services operations and one percent of our revenues were attributable to our timber operations.

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

          *     the northern Appalachia property, located in Barbour, Harrison, Lewis, Monongalia and Upshur Counties,
                 West Virginia;

*     the Spruce Laurel property, located in Boone and Logan Counties, West Virginia; and

          *     the Buchanan property, located in Buchanan County, Virginia.

    In our coal royalty operations, we enter into long-term leases with experienced, third-party mine operators, giving them the right to mine our coal reserves in exchange for royalty payments. We do not operate any mines.  For the nine months ended September 30, 2004, our lessees produced 23.9 million tons of coal from our properties and paid us coal royalty revenues of $52.4 million.  Approximately 78 percent of our coal royalty revenues for the first three quarters of 2004 and 69 percent of our first three quarters 2003 coal royalty revenues were based on the higher of a percentage of the gross sales price or a fixed price per ton of coal sold, with pre-established minimum monthly or annual rental payments.  The remainder of our coal royalty revenues for the respective periods was derived from fixed royalty rate leases, which escalate annually, with pre-established minimum monthly payments.  In managing our properties, we actively work with our lessees to develop efficient methods to exploit our reserves and to maximize production from our properties.  We also derive revenues from minimum rental payments. Minimum rental payments are initially deferred and are recognized as minimum rental revenues when our lessees fail to meet specified production levels for certain predetermined periods. The recoupment period on most of our leases generally ranges from one to three years.

    In addition to our coal royalty revenues, we also generate coal services revenues from fees we charge to our lessees for the use of our coal preparation and transportation facilities. These facilities provide efficient methods to enhance lessee production levels and exploit our reserves.  The coal service facility we purchased in November 2002 on our West Coal River property in West Virginia began operations in the third quarter of 2003.  In January 2004, we completed construction of a $4.4 million coal loadout facility for another lessee in West Virginia (see "Bull Creek Loadout Facility" below).  Our coal services revenues totaled $2.8 million for the nine months ended September 30, 2004.  In July 2004, we entered into a joint venture with affiliates of Massey Energy Company and expanded our coal services business to provide coal handling facilities to end-user industrial plants.  We recognized equity earnings of $0.2 million from the joint venture as equity earnings during the third quarter.

     We also earn revenues from the sale of standing timber on our properties.  The timber revenues we receive are dependent on harvest levels and the species and quality of timber harvested. Our harvest levels in any given year will depend upon a number of factors, including anticipated mining activity, timber maturation and market conditions. Any timber which would otherwise be removed due to lessee mining operations is harvested in advance to prevent loss of the resource. For the nine months ended September 30, 2004, we sold 2.0 million board feet of timber for $0.5 million.

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

    During the first three quarters of 2004, coal supply in central Appalachia was constrained due to shortages of skilled labor and railcars.  Notwithstanding those constraints, general coal market conditions were very strong over that period, particularly in central Appalachia where most of our properties are located, and demand for coal increased.   We benefited from those conditions in the form of increased coal tonnage mined from our properties and higher prices received by our lessees during the first three quarters of 2004, which in turn resulted in higher royalty revenues to us.  We expect these general market conditions to continue through the remainder of 2004.

    We are not an operating company and do not employ any coal miners.  There are several key distinctions between our coal royalty business and a coal operating business which include:

    *     higher operating margins due to no risk in variable mining costs;

    *     more cash flow stability because we have a diversified lessee base;

    *     fewer capital reinvestment requirements because we do not maintain coal mining or preparation equipment;

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

    Opportunities, Challenges and Risks

    Our revenues and profitability will be adversely affected in the future if we are unable to replace or increase our reserves through acquisitions.  Our management continues to focus on acquisitions of assets and energy sources necessary to meet the requirements of diverse markets and environmental regulations.  Personnel were added in 2003 to evaluate coal reserves, coal industry-related infrastructure and the acquisition of oil and gas mid-stream assets, such as oil and gas gathering, processing and transportation facilities. We continue to review a number of potential acquisition opportunities in that sector as well as other appropriate assets.

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

Acquisitions and Investments in Coal Facilities

     Capital expenditures, including noncash items, were as follows:

	Nine Months Ended September 30,
	2004	2003
	(in thousands)
Acquisition of coal handling joint venture interest	$ 28,442	$ -
Acquisitions of coal reserves	1,164	6,330
Coal services and land management additions	785	1,995
Other property and equipment expenditures	49	81
Total capital expenditures	$ 30,440	$ 8,406

Coal Handling Joint Venture

    Effective July 1, 2004, we acquired from affiliates of Massey Energy Company a 50 percent interest in a joint venture formed to own and operate end-user coal handling facilities.  The purchase price was $28.4 million and was funded through the Partnership's credit facility.

    The joint venture owns coal handling facilities which unload shipments, store and transfer coal for three industrial coal consumers in the chemical, paper and lime production industries located in Tennessee, Virginia and Kentucky, respectively.  A combination of fixed monthly fees and per ton throughput fees is paid by those consumers under long-term leases expiring between 2007 and 2019.  We recognized equity earnings of $0.2 million related to our ownership in the joint venture in the third quarter of 2004. After adding back noncash expenses consisting primarily of depreciation, depletion and amortization ("DD&A"), we expect to receive a joint venture distribution of approximately $1.0 million during the fourth quarter of 2004 relating to third quarter operations.

Peabody Acquisition

     In February 2004, we released 51,000 units, which had been held in escrow since December 2002, to affiliates of Peabody Energy Corporation.  In exchange for the units, we received additional reserves on our northern Appalachia properties.

Bull Creek Loadout Facility

    In January 2004, we completed the construction of a new coal loadout facility for one of our lessees on our Coal River property in West Virginia.  The $4.4 million loadout facility is designed for the high-speed loading of 150-car unit trains and became operational on February 1, 2004.  We expect this facility to generate revenues of approximately $0.5 million in 2004.

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

 Results of Operations

Three Months Ended September 30, 2004 Compared With Three Months Ended September 30, 2003.

     The following table sets forth our revenues, operating expenses and operating statistics for the three months ended September 30, 2004, compared with the same period in 2003.

	Three Months
	Ended September 30,		Percentage
	2004 2003		Change
Financial Highlights	(in thousands)
Revenues
Coal royalties	$ 18,018	$ 11,960	51%
Coal services	888	484	83%
Timber	204	80	155%
Minimum rentals	5	220	(98%)
Equity earnings	165	-	-
Other	117	68	72%
Total revenues	19,397	12,812	51%

Operating costs and expenses
Royalties	1,496	533	181%
Operating	281	220	28%
Taxes other than income	239	389	(39%)
General and administrative	2,077	1,661	25%
Depreciation, depletion and amortization	4,764	3,659	30%
Total operating costs and expenses	8,857	6,462	37%

Operating income	10,450	6,350	66%

Interest expense, net	(1,393)	(1,081)	29%

Net Income	$ 9,147	$ 5,269	74%

Operating Statistics

Royalty coal tons produced by lessees (tons in thousands)	7,971	6,229	28%
Average royalty per ton ($/ton)	$ 2.26	$ 1.92	18%

    Revenues. Our revenues in the third quarter of 2004 were $19.4 million compared with $12.8 million for the same period in 2003, an increase of $6.6 million, or 51 percent.  The increase in revenues primarily related to increased coal royalties received from our lessees.

    Coal royalty revenues for the three months ended September 30, 2004, were $18.0 million compared with $12.0 million for the same period in 2003, an increase of $6.0 million, or 51 percent.  Production by our lessees increased by 1.7 million tons, or 28 percent, to 8.0 million tons in the third quarter of 2004 from 6.2 million tons in the third quarter of 2003.  Average royalties per ton increased to $2.26 in the third quarter of 2004 from $1.92 in the comparable 2003 period. The increase in the average royalties per ton was primarily due to stronger market conditions for coal and the resulting higher coal prices.  At the property level, these variances were primarily due to the following factors:

        *    Production on the Coal River property increased by 0.9 million tons and revenues increased by $2.9 million.  One lessee, which utilizes longwall mining, began mining on one of our subleased properties from an adjacent property during the first quarter of 2004, which resulted in an additional 0.7 million tons of coal production, or $1.7 million in revenues in the third quarter of 2004.  The addition of a mine operator and a new mine by another of our lessees contributed approximately 0.1 million tons of coal production, or $0.3 million of revenue.  The commencement of operations in third quarter 2003 on our West Coal River property contributed an additional 0.1 million tons, or $0.4 million of revenue.  Increased demand also fueled a coal sales price increase in the region, which in turn resulted in a 12 percent increase in our average gross royalty per ton on the Coal River property, from $2.36 per ton in the third quarter of 2003 to $2.65 per ton in the third quarter of 2004.

        *    Production on the Wise property increased by 0.2 million tons, and revenues increased $1.7 million.  The revenue increase was primarily due to increased coal sales prices fueled by a stronger demand in the region, resulting in higher price realizations by our lessees.  This caused the average gross royalty per ton to increase 22 percent from $2.31 per ton in the third quarter of 2003 to $2.81 per ton in the third quarter of 2004.

       *   Production on the Spruce Laurel property increased by 0.1 million tons and revenues increased by $0.4 million.  The revenue increase was primarily due to increased coal sales prices fueled by a stronger demand in the region.  The higher royalty rates received from our lessees resulted in a 21 percent increase in the average gross royalty per ton on the Spruce Laurel property, from $1.90 per ton in the third quarter of 2003 to $2.29 per ton in the third quarter of 2004.

       *   Production on the New Mexico property increased by 0.5 million tons and revenues increased by $1.0 million as a result of short-term increased market demand by local utilities.

        Coal services revenues were $0.9 million for the three months ended September 30, 2004, compared with $0.5 million for the three months ended September 30, 2003, an increase of $0.4 million, or 83 percent.  The increase was primarily the result of start-up operations at our West Coal River and Bull Creek facilities in July 2003 and February 2004, respectively.

    Timber revenues doubled from $0.1 million for the three months ended September 30, 2003, to $0.2 million for the three months ended September 30, 2004, as a result of selling species that bring higher prices in the timber market.

    Minimum rental revenues decreased to less than $0.1 million for the three months ended September 30, 2004, from $0.2 million in the comparable period of 2003.  Almost all lessees met or exceeded their minimum obligations during the third quarter of 2004.

    We recognized equity earnings of $0.2 million in the third quarter of 2004 from our investment in a coal handling joint venture which is accounted for under the equity method.  We acquired our interest in the joint venture in July 2004.  See Note 3 in the Notes to Consolidated Financial Statements.

    Operating Costs and Expenses. Our aggregate operating costs and expenses for the third quarter of 2004 were $8.9 million, compared with $6.5 million for the same period in 2003, an increase of $2.4 million, or 37 percent. The increase in operating costs and expenses primarily related to increases in royalty expenses and DD&A.

    Royalty expenses were $1.5 million for the three months ended September 30, 2004, compared with $0.5 million for the three months ended September 30, 2003, an increase of $1.0 million.  This increase was the result of higher production by lessees on subleased properties, primarily on our Coal River property.  Production on these subleased properties increased to 1.0 million tons in the third quarter of 2004 from 0.3 million tons in the third quarter of 2003, representing a 0.7 million ton increase.

    Taxes other than income decreased by 39% to $0.2 million in the third quarter of 2004 from $0.4 million in the third quarter of 2003. The decrease was primarily attributable to additional West Virginia property taxes in 2003 relating to the West Coal River property. We leased our West Coal River property in May 2003 and the on-going property taxes were assumed by the new lessee as of that date.

    General and administrative expenses increased $0.4 million, or 25 percent, to $2.1 million in the third quarter of 2004, from $1.7 million in the same period of 2003. The increase was primarily attributable to increased consulting fees used to evaluate acquisition opportunities and increased payroll costs allocated to the Partnership by the general partner.

    DD&A for the three months ended September 30, 2004, was $4.8 million compared with $3.7 million for the same period of 2003, an increase of $1.1 million, or 30 percent.  This increase was the result of increased production by several of our lessees over the comparable periods and depreciation on our Bull Creek facility which began start-up operations in February 2004.

    Interest Expense. Interest expense, net of interest income, was $1.4 million for the three months ended September 30, 2004, compared with $1.1 million for the same period in 2003, an increase of $0.3 million, or 29 percent. The increase was primarily due to additional borrowings of $28.5 million on our revolving credit facility in the third quarter of 2004 for our investment in a coal handling joint venture.

Nine Months Ended September 30, 2004 Compared With Nine Months Ended September 30, 2003.

     The following table sets forth our revenues, operating expenses and operating statistics for the nine months ended September 30, 2004, compared with the same period in 2003.

	Nine Months Ended September 30,
			Percentage
	2004	2003	Change
Financial Highlights	(in thousands)

Revenues
Coal royalties	$ 52,395	$ 35,658	47%
Coal services	2,614	1,523	72%
Timber	499	829	(40%)
Minimum rentals	5	1,035	(100%)
Equity earnings	165	-	-
Other	414	289	43%
Total revenues	56,092	39,334	43%

Operating costs and expenses
Royalties	4,907	1,263	289%
Operating	667	1,225	(46%)
Taxes other than income	753	978	(23%)
General and administrative	6,036	5,199	16%
Depreciation, depletion and amortization	14,385	12,027	20%
Total operating costs and expenses	26,748	20,692	29%

Operating income	29,344	18,642	57%

Interest expense, net	(3,601)	(2,593)	39%
	25,743	16,049	60%
Cumulative effect of change in accounting principle	-	(107)	(100%)

Net income	$ 25,743	$ 15,942	61%

Operating Statistics
Royalty coal tons produced by lessees (tons in thousands)	23,865	19,252	24%
Average royalty per ton ($/ton)	$ 2.20	$ 1.85	19%

    Revenues. Our revenues in the first three quarters of 2004 were $56.1 million compared with $39.3 million for the same period in 2003, an increase of $16.8 million, or 43 percent.  The increase in revenues primarily related to increased coal royalties received from our lessees.

    Coal royalty revenues for the nine months ended September 30, 2004, were $52.4 million compared with $35.7 million for the same period in 2003, an increase of $16.7 million, or 47 percent.  Production by our lessees increased by 4.6 million tons, or 24 percent, to 23.9 million tons in the first three quarters of 2004 from 19.3 million tons in the first three quarters of 2003.  Average royalties per ton increased to $2.20 in the first three quarters of 2004 from $1.85 in the comparable 2003 period.  The increase in the average royalties per ton was primarily due to stronger market conditions for coal and the resulting higher coal prices.  At the property level, these variances were primarily due to the following factors:

        *    Production on the Coal River property increased by 3.7 million tons and revenues increased by $10.0 million.  One lessee, which utilizes longwall mining, began mining on one of our subleased properties from an adjacent property during the first quarter of 2004, which resulted in an additional 2.6 million tons of coal production, or $5.7 million in revenues in the first three quarters of 2004.  The addition of a mine operator and a new mine by another of our lessees contributed approximately 0.6 million tons of coal production, or $2.5 million of revenue.  The commencement of operations in July 2003 on our West Coal River property also contributed an additional 0.5 million tons, or $1.2 million of revenue.  Increased demand also fueled a coal sales price increase in the region, which in turn resulted in an nine percent increase in our average gross royalty per ton on the Coal River property, from $2.35 per ton in the first three quarters of 2003 to $2.56 per ton in the first three quarters of 2004.

        *    Production on the Wise property increased by 0.6 million tons and revenues increased by $4.4 million, of which approximately $2.8 million related to the average royalty rate received from our lessees.  Increased coal prices fueled by stronger demand in the region resulted in higher price realizations by our lessees.  This caused a 18 percent increase in the average gross royalty per ton from $2.27 per ton in the first three quarters of 2003 to $2.67 per ton in the first three quarters of 2004.  Production increased primarily due to additional mining equipment being added by two of our lessees.

        *    Production on the Spruce Laurel property increased by 0.3 million tons and revenues increased by $1.3 million. The revenue increase was primarily the result of increased coal sales prices fueled by stronger demand in the region.  The higher royalty rates received from our lessees resulted in a 27 percent increase in the average gross royalty per ton on the Spruce Laurel property, from $1.90 per ton in the first three quarters of 2003 to $2.42 per ton in the first three quarters of 2004.

    Coal services revenues were $2.6 million for the nine months ended September 30, 2004, compared with $1.5 million for the nine months ended September 30, 2003, an increase of $1.1 million, or 72 percent.  This increase was primarily the result of start-up operations at our West Coal River and Bull Creek facilities in July 2003 and February 2004, respectively.

    Timber revenues decreased to $0.5 million for the nine months ended September 30, 2004, compared with $0.8 million in the first three quarters of 2003, a decrease of $0.3 million, or 40 percent.  The decrease was due to the timing of a parcel sale of our standing timber in 2003 and poor weather conditions in the second quarter of 2004.

    Minimum rental revenues decreased to less than $0.1 million for the nine months ended September 30, 2004, from $1.0 million in the comparable period of 2003.  Almost all lessees met their minimum obligations during the first nine months of 2004.  The $1.0 million recognized in the first three quarters of 2003 primarily related to four leases. Each of these leases was assigned to a new lessee approved by us.  The leases were amended at the time of assignment to allow the new lessees additional time to offset actual production against minimum rental payments.

    We recognized equity earnings of $0.2 million in the third quarter of 2004 from our investment in a coal handling joint venture which is accounted for under the equity method.  We acquired our interest in the joint venture in July 2004.  See Note 3 in the Notes to Consolidated Financial Statements.

    Operating Costs and Expenses. Our aggregate operating costs and expenses for the first three quarters of 2004 were $26.7 million, compared with $20.7 million for the same period in 2003, an increase of $6.0 million, or 29 percent. The increase in operating costs and expenses primarily related to increases in royalty expenses, general and administrative expenses and DD&A, offset by decreases in operating expenses and taxes other than income.

    Royalty expenses were $4.9 million for the nine months ended September 30, 2004, compared with $1.3 million for the nine months ended September 30, 2003, an increase of $3.6 million.  This increase was the result of an increase in production by lessees on subleased properties, primarily on our Coal River property.  Production on these subleased properties increased to 3.4 million tons in the first three quarters of 2004 from 0.8 million tons in the first three quarters of 2003, representing a 2.6 million ton increase.

    Operating expenses decreased by 46 percent, to $0.7 million in the first three quarters of 2004 compared with $1.2 million in the same period of 2003.  The decrease was due to the assumption by a new lessee of costs incurred after May 2003 to maintain idled mines on our West Coal River property, which is part of our Coal River property. We paid these costs through May 2003.

    Taxes other than income decreased by 23 percent to $0.8 million for the nine months ended September 30, 2004, from $1.0 million for the nine months ended September 30, 2003. The decrease was attributable to property taxes in 2003 resulting from the assumption of the property tax obligation on our West Coal River property upon re-acquiring the lease from the bankrupt lessee.

    General and administrative expenses increased $0.8 million, or 16 percent, to $6.0 million in the first three quarters of 2004, from $5.2 million in the same period of 2003. Approximately $0.2 million was attributable to costs related to a secondary public offering for the sale of common units held by an affiliate of Peabody Energy Corporation.  The remainder is primarily attributable to increased consulting fees used to evaluate acquisition opportunities and increased payroll costs allocated to the Partnership by the general partner.

    DD&A for the nine months ended September 30, 2004, was $14.4 million compared with $12.0 million for the same period of 2003, an increase of $2.4 million, or 20 percent.  This increase was a result of increased production by several of our lessees over the comparable periods and depreciation on our West Coal River and Bull Creek facilities which began start-up operations in July 2003 and February 2004, respectively.

     Interest Expense. Interest expense, net of interest income, was $3.6 million for the nine months ended September 30, 2004, compared with $2.6 million for the same period in 2003, an increase of $1.0 million, or 39 percent. The increase was primarily due to our closing in March 2003 of a private placement of $90 million ten-year senior unsecured notes payable (the "Notes"), which bear interest at a fixed rate of 5.77 percent.  Prior to the private placement, the $90 million was included on our revolving credit facility, which bears interest at a generally lower rate based on the Eurodollar rate plus an applicable margin, which ranges from 1.25 to 2.25 percent. Also, we borrowed an additional $28.5 million on our revolving credit facility in the third quarter of 2004 for our investment in a coal handling joint venture.

    Liquidity and Capital Resources

      Since the Partnership's inception in 2001, cash generated from operations and our borrowing capacity, supplemented with the issuance of new common units, have been sufficient to meet our scheduled cash distributions, working capital requirements and capital expenditures. Our primary cash requirements consist of distributions to our general partner and unitholders, normal operating and administrative expenses, interest and principal payments on our long-term debt capital investment in fee-based coal handling facilities and acquisitions of new assets or businesses.

     Cash Flows. Net cash provided by operating activities was $38.7 million in the first three quarters of 2004 compared with $28.1 million in first three quarters of 2003. The increase was largely due to increased production by our lessees and higher average gross royalties per ton.

     Net cash used in investing activities was $28.8 million in the first three quarters of 2004 compared with $3.0 million in first three quarters of 2003. Cash used in investing activities for the nine months ended September 30, 2004, primarily related to a $28.4 million equity investment in a coal handling joint venture as well as the completion of a new coal loading facility on our Coal River property in West Virginia and two smaller infrastructure projects.  Net cash used in investing activities for the nine months ended September 30, 2003 primarily related to additional expenditures to complete the close of an acquisition in December 2002.

     Net cash used in financing activities was $3.2 million in the first three quarters of 2004 compared with $26.7 million in first three quarters of 2003. Distributions to partners increased to $29.2 million for the first nine months of 2004 from $27.1 million in the same period of 2003.  Changes in borrowings, primarily to fund the equity investment, and debt issuance costs accounted for the remainder of the decrease.

     In July 2004, we announced a $0.02 per unit increase in our quarterly distribution to $0.54, or $2.16 per unit on an annualized basis, which was paid on August 13, 2004 to unitholders of record August 4, 2004.  The increased rate will also apply to a quarterly distribution announced in October 2004 payable on November 12, 2004, to unitholders of record on November 3, 2004.

    Long-Term Debt.  As of September 30, 2004, we had outstanding borrowings of $117.9 million, consisting of $30.0 million borrowed under our revolving credit facility and $88.5 million of the Notes, partially offset by $0.6 million fair value of the interest rate swap described below.   The current portion of the Notes as of September 30, 2004, was $4.8 million.

    Hedging Activities. In March 2003, we entered into an interest rate swap agreement with a notional amount of $29.5 million, to hedge a portion of the fair value of the Notes. This swap is designated as a fair value hedge and has been reflected as a decrease in long-term debt of $0.6 million as of September 30, 2004, with a corresponding increase in other liabilities. Under the terms of the interest rate swap agreement, the counterparty pays us a fixed annual rate of 5.77 percent on a total notional amount of $29.5 million, and we pay the counterparty a variable rate equal to the floating interest rate, which is determined semi-annually and is based on the six month London Interbank Offering Rate ("LIBOR") plus 2.36 percent.

    Investment in Joint Venture.  In July 2004, we acquired from affiliates of Massey Energy Company a 50 percent interest in a joint venture formed to own and operate end-user coal handling facilities.   The purchase price was $28.4 million and was funded through the Partnership's credit facility.

    The joint venture owns coal handling facilities which unload shipments, store and transfer coal for three industrial coal consumers in the chemical, paper and lime production industries located in Tennessee, Virginia and Kentucky, respectively.  A combination of fixed monthly fees and per ton throughput fees are paid by those consumers under long-term leases expiring between 2007 and 2019.  We recognized equity earnings of $0.2 million in the third quarter. After adding back noncash expenses consisting primarily of depreciation, depletion and amortization ("DD&A"), we expect to receive a joint venture distribution of approximately $1.0 million during the fourth quarter of 2004 relating to third quarter operations.

    Future Capital Needs and Commitments. For the remainder of 2004, we anticipate making additional capital expenditures, excluding acquisitions, of up to approximately $0.4 million for coal services related projects and other property and equipment.  Part of our strategy is to make acquisitions which increase cash available for distribution to our unitholders. Our ability to make these acquisitions in the future will depend in part on the availability of debt financing and on our ability to periodically use equity financing through the issuance of new units. Since completing a large acquisition in late 2002 and the coal handling joint venture in July 2004, our ability to incur additional debt has been restricted due to limitations in our debt instruments.  At September 30, 2004, we have approximately $32 million of borrowing capacity available under our revolving credit facility.  This limitation may necessitate the issuance of new units, as opposed to using debt, to provide a large part of the funding for acquisitions in the future.

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

    We have certain reclamation bonding requirements with respect to certain of our unleased and inactive properties.  As of September 30, 2004, the Partnership's environmental liabilities totaled $1.5 million.  Given the uncertainty of when the reclamation area will meet regulatory standards, a change in this estimate could occur in the future.

 Recent Accounting Pronouncements

      See Note 12 in the Notes to Consolidated Financial Statements for a description of recent accounting pronouncements.

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

    As of September 30, 2004, $88.5 million of our borrowings were financed with debt which has a fixed interest rate throughout its term.  In connection with this financing, we executed an interest rate derivative transaction to effectively convert the interest rate on one-third of the amount financed from a fixed rate of 5.77 percent to a floating rate of LIBOR plus 2.36 percent.  The interest rate swap has been accounted for as a fair value hedge in compliance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138.

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

        *     the projected demand for coal;

        *     the projected supply of coal;

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

(b) Changes in Internal Control Over Financial Reporting.

     No changes were made in the Partnership's internal control over financial reporting during the quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     However, in connection with our ongoing evaluation of the effectiveness of our internal control over financial reporting, we discovered a material weakness in the user access controls related to our accounting system.  Although we are unaware of any misstatement of financial position, results of operations or cash flows resulting from this control deficiency, management has determined that there is more than a remote likelihood that a material misstatement could occur as a result of such control deficiency.  We have updated our software and implemented stricter user access controls which took effect during the fourth quarter of 2004.

PART II.   Other Information

Items 2, 3, 4 and 5 are not applicable and have been omitted.

Item 1. Legal Proceedings

In August 2004, one of our lessees dislodged a boulder while repairing a surface mine access road.  The boulder rolled down a hillside, damaging a residence and causing a fatality.  On October 29, 2004, A&G Coal Corp., our lessee, Penn Virginia Operating Co., LLC, our wholly owned subsidiary, and we were named along with several other defendants in a lawsuit brought by the family of the deceased in the Circuit Court of Wise County, Virginia.  The lawsuit is seeking $26.5 million in punitive and compensatory damages.  While the ultimate result of the lawsuit cannot be predicted with certainty, based on the facts currently available to us, management believes that the case will not have a material adverse effect on our financial position, results of operations or cash flows.

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

31.1      Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              Reports on Form 8-K

    The partnership furnished a Form 8-K on August 4, 2004, announcing that it issued a press release regarding its financial results for the three and six months ended June 30, 2004.

    On July 20, 2004, the Partnership furnished a Form 8-K announcing the acquisition from affiliates of Massey Energy Company of a 50 percent interest in a joint venture formed to own and operate end-user coal handling facilities.  The purchase price was $28.4 million and was funded through the Partnership's credit facility. The purchase agreement was attached to the Form 8-K as Exhibit 10.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENN VIRGINIA RESOURCE PARTNERS, L.P.

Date:	November 4, 2004	By:	/s/ Frank A. Pici
Frank A. Pici, Vice President and
Chief Financial Officer

Date:	November 4, 2004	By:	/s/ Forrest W. McNair
Forrest W. McNair, Vice President and Controller