Form 10-K
period 2004-12-31
PENN VIRGINIA RESOURCE PARTNERS L P
filed 2005-03-01
CIK 1144945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file number: 1-16735

Penn Virginia Resource Partners, L.P.

Delaware	23-3087517
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification Number

Three Radnor Corporate Center, Suite 230

100 Matsonford Road

Radnor, Pennsylvania 19087

Registrant’s telephone number, including area code: (610) 687-8900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Units	New York Stock Exchange

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

The aggregate market value of common units held by non-affiliates of the registrant was $327,232,978 as of June 30, 2004 (the last business day of its most recently completed second fiscal quarter), based on the last sale price of such units as quoted on the New York Stock Exchange. Shares of common units held by each director and executive officer and by each person who owns 10 percent or more of the outstanding common units or who is otherwise believed by the Company to be in a control position have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 24, 2005, 12,338,458 common units and 5,737,410 subordinated units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

PENN VIRGINIA RESOURCE PARTNERS, L.P., AND SUBSIDIARIES

Part I

Item 1.	Business

General

Penn Virginia Resource Partners, L.P. (“the Partnership,” “we,” “our” or “us”) is a Delaware limited partnership formed by Penn Virginia Corporation (“Penn Virginia”) in 2001 to primarily engage in the business of managing coal properties in the United States. We conduct operations in two business segments: coal royalty and land leasing (which includes timber) and coal services (for our lessees and other third party end-users). In 2004, approximately 95 percent of our revenues were attributable to our coal royalty and land leasing operations and approximately five percent of our revenues were attributable to our coal services operations.

In our coal royalty and land leasing operations, we enter into long-term leases with experienced, third-party mine operators providing them the right to mine our coal reserves in exchange for royalty payments. We do not operate any mines. As of December 31, 2004, our properties contained approximately 558 million tons of proven and probable coal reserves located on 241,000 acres in Virginia, West Virginia, New Mexico and eastern Kentucky. In 2004, our lessees produced 31.2 million tons of coal from our properties and paid us coal royalty revenues of $69.6 million. As of December 31, 2004, we had leased an aggregate of approximately 89 percent of our reserves under 55 leases to 29 different operators who mine coal at 65 mines. Approximately 79 percent of our 2004 coal royalty revenues and 72 percent of our 2003 coal royalty revenues were derived from coal mined on our properties and sold by our lessees multiplied by a royalty rate per ton resulting from the higher of a percentage of the gross sales price or a fixed price per ton of coal, with pre-established minimum monthly or annual rental payments. The balance of our 2004 and 2003 coal royalty revenues was derived from coal mined on two of our properties under leases containing fixed royalty rates per ton of coal mined and sold. The royalty rates under those leases escalate annually, with pre-established minimum monthly payments (see “Acquisitions and Investments—The Peabody Acquisition” below). Included in our coal royalty and land leasing segment are revenues earned from the sale of standing timber on our properties.

In our coal services segment, we generate revenues from providing fee-based coal preparation and transportation services to our lessees, which enhances their production levels and generates additional coal royalty revenues. In this segment we also earn revenues from third party end-users by owning and operating coal handling facilities through our joint venture with Massey Energy Company (see “Acquisitions and Investments—Coal Handling Joint Venture” below).

Acquisitions and Investments

The Cantera Acquisition

In November 2004, we entered into an agreement to purchase from Cantera Resources Holdings LLC (“Cantera”) a natural gas gathering and processing business with assets in Oklahoma and Texas for $191 million of cash (the “Cantera Acquisition”). Upon closing this acquisition, we will own and operate a set of midstream assets including approximately 3,400 miles of gas gathering pipelines that supply three natural gas processing facilities, which have 160 million cubic feet per day (MMcfd) of total capacity. We anticipate that the Cantera Acquisition will close in the first quarter of 2005. At closing, the Cantera Acquisition will be funded by our credit facility, which we expect to revise and expand concurrent with the closing of the acquisition. We anticipate using a combination of our credit facility and new equity capital to permanently finance this acquisition. As of December 31, 2004, we capitalized $0.7 million for costs related to the Cantera Acquisition. In order to mitigate the risk of price volatility, in January 2005, we entered into notional derivative contracts for approximately 75 percent of the net volume of natural gas liquids expected to be sold from April 2005 through December 2006. As of February 25, 2005, the derivative instruments had an aggregate fair value of $6.7 million, favorable to the counterparty. Upon closing of the Cantera Acquisition, we expect the derivative instruments to qualify as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Until closing the acquisition, the derivative instruments will not qualify for hedge accounting; thus, changes in the derivative instruments’ fair value prior to the closing will be recognized in earnings immediately. The fair value of the derivative instruments will change as the market prices of the underlying commodities change. Any settlement of the derivative instruments will be paid or received over the 21-month term of the contracts.

Coal Handling Joint Venture

In July 2004, we acquired from affiliates of Massey Energy Company a 50 percent interest in a joint venture formed to own and operate end-user coal handling facilities. The purchase price was $28.4 million and was funded through the Partnership’s credit facility.

The joint venture owns coal handling facilities which unload shipments and store and transfer coal for three industrial coal consumers in the chemical, paper and lime production industries located in Tennessee, Virginia and Kentucky, respectively. A combination of fixed monthly fees and per ton throughput fees is paid by those consumers under long-term leases expiring between 2007 and 2019. We recognized equity earnings of $0.4 million related to our ownership in the joint venture in 2004. We received a joint venture distribution of approximately $1.0 million during the fourth quarter of 2004 relating to third quarter operations.

Bull Creek Loadout Facility

In January 2004, we completed the construction of a new coal loadout facility for one of our lessees on our Coal River property in West Virginia. The $4.4 million loadout facility is designed for the high-speed loading of 150-car unit trains and became operational on February 1, 2004. This facility generated additional revenues of approximately $0.5 million in 2004, and we believe it resulted in increased coal production of approximately 0.4 million tons from this lessee during 2004.

The Peabody Acquisition

In December 2002, we acquired (the “Peabody Acquisition”) 120 million tons of proven and probable coal reserves (the “Reserves”) located in New Mexico (80 million tons) and West Virginia (40 million tons) from Peabody Energy Corporation (“Peabody”). All of the Reserves were leased back to subsidiaries of Peabody by the Partnership under leases containing the terms described below under “Coal Leases.” The Peabody Acquisition provided geographic diversity by exposing us to new markets in the western United States and in northern Appalachia. The inclusion of Peabody as a significant part of our lessee mix added strength and stability to our lessee group. The acquisition was funded with $72.5 million of cash, 1.53 million common units and 1.23 million class B common units. All of the Class B common units were converted into common units in accordance with their terms, upon the approval of PVR common unitholders in July 2003. In December 2003 and January 2004, Peabody sold 1.15 million of its common units in public offerings sponsored by the Partnership, and, as of December 31, 2004, Peabody held 0.84 million common units.

The Upshur Acquisition

In August 2002, we purchased approximately 16 million tons of proven and probable coal reserves located on the Upshur properties in northern Appalachia for $12.3 million (the “Upshur Acquisition”). The properties, which include approximately 18,000 mineral acres, contain predominantly high sulfur, high BTU coal reserves.

The West Coal River Acquisition

In May 2001, we acquired the Fork Creek property in West Virginia, which we now refer to as our West Coal River property, by purchasing from and leasing back to the operator approximately 53 million tons of coal reserves for $33 million. After this acquisition, the operator filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code, and, in November 2002, we purchased through the bankruptcy proceeding various infrastructure at West Coal River, including a 900 ton per hour coal preparation plant, a unit train loading facility and a railroad-granted rebate on coal loaded through the facility for $5.1 million plus the assumption of approximately $3.0 million in reclamation and stream mitigation obligations. We leased this property to another operator in May 2003 and have assigned all reclamation and mitigation liabilities to the new lessee, which has agreed to be responsible for those liabilities. The new lessee began operations in the third quarter of 2003.

Business Strategy

Our principal business strategies are to:

•	Pursue coal reserve acquisition opportunities. We have been engaged in the coal land management business in Appalachia since 1882. We intend to continue to actively pursue opportunities to expand our eastern reserves through acquisition of additional coal reserves and development of our existing properties. We are also considering ways to continue to expand geographically by evaluating acquisition opportunities in several basins including the Illinois basin. Although Illinois basin coals tend to be high sulfur, we believe the growth of Illinois basin coal production is likely, as environmental constraints cause more utilities to scrub their coal and as low sulfur eastern reserves deplete,.

•	Expand our coal services segment. Coal infrastructure projects are typically long-lived, fee-based assets which generally produce steady and predictable cash flows, and, therefore, are attractive to master limited partnerships. In 2004, we put the Bull Creek loadout facility into service and entered into the coal handling joint venture with Massey Energy, which has allowed us to invest in fee-based coal-related infrastructure projects involving end users of coal in the chemical, paper and lime production industries in Tennessee, Virginia and Kentucky. We intend to continue to look for growth opportunities in this segment.

•	Enter the natural gas midstream business and expand that segment. The Cantera Acquisition will add natural gas midstream operations to our existing business, and we expect it to become a platform from which to grow the midstream business. Additionally, our relationship with Penn Virginia exposes us to a number of opportunities to purchase other oil and natural gas gathering systems and other infrastructure assets. Such assets are generally well suited for master limited partnerships. See Item 1, “Business,—Ownership by and Relationship with Penn Virginia Corporation.”

•	Maintain financial flexibility. We presently have an investment grade debt rating on the $88.5 million of unsecured private notes we issued in 2003. We intend to continue to be fiscally conservative and manage our capital structure for the long term, which means that we will continue to be cautious regarding debt levels and distribution increases. For example, in order to reduce our debt level, we intend to complete a secondary public offering of new partnership units in 2005 following the closing of the Cantera Acquisition.

Coal Leases

The Partnership earns most of its coal royalty revenues under long-term leases that generally require our lessees to make royalty payments to us based on the higher of a percentage of the gross sales price or a fixed price per ton of coal they sell. Approximately 79 percent of our 2004 coal royalty revenues and 72 percent of our 2003 coal royalty revenues were collected under this type of variable rate lease. The balance of our coal royalty revenues are earned under two long term leases with affiliates of Peabody that require the lessees to make royalty payments to us based on fixed royalty rates which escalate annually through 2014. A typical lease either expires upon exhaustion of the leased reserves, which is the case with the two Peabody leases, or has a five to ten-year base term, with the lessee having an option to extend the lease for at least five years after the expiration of the base term.

Substantially all of our leases require the lessee to pay minimum rental payments in monthly or annual installments, even if no mining activities are ongoing. These minimum rentals are recoupable, usually over a period from one to three years from the time of payment, against the production royalties owed to the Partnership once coal production commences.

In addition to the terms described above, substantially all of our leases impose obligations on the lessees to diligently mine the leased coal using modern mining techniques, indemnify us for any damages we incur in connection with the lessee’s mining operations, including any damages we may incur due to our lessee’s failure to fulfill reclamation or other environmental obligations, conduct mining operations in compliance with all applicable laws, obtain our written consent prior to assigning the lease, and maintain commercially reasonable amounts of general liability and other insurance. Substantially all of the leases grant us the right to review all lessee mining plans and maps, enter the leased premises to examine mine workings and conduct audits of lessees’ compliance with lease terms. In the event of a default by a lessee, substantially all of the leases give us the right to terminate the lease and take possession of the leased premises.

Ownership by and Relationship with Penn Virginia Corporation

One of the Partnership’s attributes is its relationship with Penn Virginia, a publicly held energy company based in Radnor, Pennsylvania. Penn Virginia has been engaged in the coal royalty business since 1882 and is also engaged in the exploration, development and production of oil and natural gas. Penn Virginia formed the Partnership in July 2001 to own and operate substantially all of the assets and assume the liabilities relating to Penn Virginia’s coal land management business. The Partnership completed its initial public offering (the “IPO”) of 7,475,000 common units at a price of $21.00 per unit on October 30, 2001. Penn Virginia has a significant interest in the Partnership through its indirect ownership of a 42 percent limited partner interest and the two percent sole general partner interest in us.

Penn Virginia has a history of successfully completing energy acquisitions. The Partnership pursues acquisitions independently and has the opportunity to participate jointly with Penn Virginia in reviewing potential acquisitions. These may include acquisitions of properties containing multiple natural resources, such as oil, natural gas, coal and timber as well as infrastructure related to those resources such as natural gas gathering systems and coal preparation plants and loading facilities. The Partnership would expect to retain all coal reserves and related infrastructure, all timber resources and all natural gas gathering systems acquired in any such joint acquisition and to allocate the remaining purchased assets between the Partnership and Penn Virginia as appropriate after considering each entity’s characteristics and strategies. We expect that our ability to participate in potential acquisitions with, and our access to the experienced management team and industry contacts of, Penn Virginia will benefit us.

Our partnership agreement provides that our general partner, which is an indirect wholly owned subsidiary of Penn Virginia, is restricted by agreement from engaging in any coal-related business activities other than those incidental to its ownership of interests in us. Under an omnibus agreement we entered into with Penn Virginia and our general partner concurrently with the closing of our IPO, Penn Virginia agreed, and caused its controlled affiliates to agree, not to engage in the businesses of (i) owning, mining, processing, marketing or transporting coal, (ii) owning, acquiring or leasing coal reserves or (iii) growing, harvesting or selling timber unless it first offers us the opportunity to acquire such businesses or assets and the board of directors of the general partner, with the concurrence of its conflicts committee, elects to cause us not to pursue such opportunity or acquisition. This restriction did not apply to the assets and businesses retained by Penn Virginia at the closing of the IPO. Under the omnibus agreement, Penn Virginia will be able to purchase any business which includes the purchase of coal reserves, timber and/or infrastructure relating to the production or transportation of coal if the majority value of such business is not derived from owning, mining, processing, marketing or transporting coal or growing, harvesting or selling timber. If Penn Virginia makes any such acquisition, it must offer us the opportunity to purchase the coal reserves, timber and/or related infrastructure following the acquisition.

Concurrently with the closing of the IPO, Penn Virginia also agreed to indemnify us through October 2006 for certain pre-existing tax and environmental liabilities of up to $10 million.

Partnership Structure and Management

Our operations are conducted through, and our operating assets are owned by, our subsidiaries. We own our subsidiaries through an operating company, Penn Virginia Operating Co., LLC (the “Operating Company”). At February 24, 2005, our Partnership structure was as follows:

•	Penn Virginia Resource GP, LLC, our general partner and an indirect wholly owned subsidiary of Penn Virginia, owns the two percent general partner interest in us;

•	Penn Virginia Resource LP Corp., Kanawha Rail Corp. and Penn Virginia Resource GP, LLC, indirect wholly owned subsidiaries of Penn Virginia, own an aggregate of 2,048,426 common units and 5,737,410 subordinated units, representing an aggregate 42 percent limited partner interest in us;

•	we own 100 percent of the member interests in the Operating Company; and

•	the Operating Company owns 100 percent of the member interests in its subsidiaries, which include Fieldcrest, LLC, Suncrest, LLC, Loadout, LLC, K Rail, LLC and Wise, LLC.

Our general partner and its affiliates are entitled to distributions on the general partner interest and on any common units and subordinated units they hold. Additionally, our general partner is entitled to distributions on its incentive distribution rights. Our general partner has sole responsibility for conducting our business and for managing our operations. Our general partner will not receive any management fee or other compensation in connection with its management of our business, but will be entitled to be reimbursed for all direct and indirect expenses incurred on our behalf. See Note 11, “Related Party Transactions—General and Administrative,” in the Notes to Consolidated Financial Statements.

Partnership Distributions

Cash Distributions

We paid cash distributions of $2.12 per common and subordinated unit during the year ended December 31, 2004. For 2005, we expect to make quarterly distributions of $0.5625 ($2.25 annual) or more per common and subordinated unit.

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

•	First, 98 percent to all unitholders, and two percent to the general partner, until each unitholder has received a total of $0.55 per unit for that quarter (the “first target distribution”);

•	Second, 85 percent to all unitholders, and 15 percent to the general partner, until each unitholder has received a total of $0.65 per unit for that quarter (the “second target distribution”);

•	Third, 75 percent to all unitholders, and 25 percent to the general partner, until each unitholder has received a total of $0.75 per unit for that quarter (the “third target distribution”); and

•	Thereafter, 50 percent to all unitholders and 50 percent to the general partner.

In each case, the amount of the target distribution set forth above is exclusive of any distributions to common unitholders to eliminate any cumulative arrearages in payment of the minimum quarterly distribution on the common units. In conjunction with the Peabody Acquisition, our general partner issued a special membership interest which entitles Peabody to receive increased percentages, starting at zero and increasing up to 40 percent, of payments we make to our general partner with respect to incentive distribution rights if we purchase additional assets from Peabody in the future. We have not purchased any additional assets from Peabody since closing the Peabody Acquisition in December 2002.

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

Definition of Subordination Period. The subordination period will continue until the first day of any quarter beginning after September 30, 2006, in which each of the following events occur:

•	distributions of available cash from operating surplus on each of the common units and the subordinated units equaled or exceeded the minimum quarterly distribution for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date;

•	the adjusted operating surplus generated during each of the three immediately preceding, non-overlapping four-quarter periods equaled or exceeded the sum of the minimum quarterly distributions on all of the outstanding common units and subordinated units during those periods on a fully diluted basis and the related distribution on the two percent general partner interest during those periods; and

•	there are no arrearages in payment of the minimum quarterly distribution on the common units.

Early Conversion of Subordinated Units. Before the end of the subordination period, 50 percent of the subordinated units, or up to 3,824,940 subordinated units were eligible for conversion into common units on a one-for-one basis immediately after the distribution of available cash to partners in respect of any quarter ending on or after:

•	September 30, 2004 with respect to 25 percent of the subordinated units; and

•	September 30, 2005 with respect to 25 percent of the subordinated units.

The early conversions occur if at the end of the applicable quarter each of the following three tests are met:

•	distributions of available cash from operating surplus on each common unit and subordinated unit equaled or exceeded the minimum quarterly distribution for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date;

•	the adjusted operating surplus generated during each of the three immediately preceding, non-overlapping four-quarter periods equaled or exceeded the sum of the minimum quarterly distributions on all of the outstanding common units and subordinated units during those periods on a fully diluted basis and the related distribution on the two percent general partner interest during those periods; and

•	there are no arrearages in payment of the minimum quarterly distribution on the common units.

Because we met these financial tests at September 30, 2004, 25 percent of the subordinated units converted to common units on November 12, 2004.

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

The subordinated units are not entitled to vote on approval of the withdrawal of our general partner or the transfer by our general partner of its general partner interest or incentive distribution rights. Removal of our general partner requires:

•	the affirmative vote of 66 2/3 percent of all outstanding units voting as a single class; and

•	the election of a successor general partner by the holders of a majority of the outstanding common units and subordinated units, voting as separate classes.

Under our partnership agreement, our general partner generally will be permitted to effect amendments to our partnership agreement that do not materially adversely affect unitholders without the approval of any unitholders.

Limited Call Right

If at any time persons other than our general partner and its affiliates do not own more than 20 percent of the outstanding common units, our general partner has the right, but not the obligation, to purchase all of the remaining common units at a price not less than the then current market price of the common units.

Certain Conflicts of Interest

Our general partner has a legal duty to manage us in a manner beneficial to our unitholders. This legal duty originates in state statutes and judicial decisions and is commonly referred to as a “fiduciary” duty. However, because our general partner is an indirect, wholly owned subsidiary of Penn Virginia, our general partner’s officers and directors also have fiduciary duties to manage our general partner’s business in a manner beneficial to shareholders of Penn Virginia. Certain officers and directors of our general partner have significant relationships with, and responsibilities to, Penn Virginia. As a result of these relationships, conflicts of interest may arise in the future between us and our unitholders, on the one hand, and our general partner and its affiliates, on the other hand.

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

In order to become a limited partner of our partnership, a common unitholder is required to agree to be bound by the provisions in our partnership agreement, including the provisions discussed above. This is in accordance with the policy of the Delaware General Corporation Law favoring the principle of freedom of contract and the enforceability of partnership agreements. The failure of a limited partner or assignee to sign a partnership agreement does not render the partnership agreement unenforceable against that person.

We are required to indemnify our general partner and its officers, directors, employees, affiliates, partners, members, agents and trustees to the fullest extent permitted by law against liabilities, costs and expenses incurred by our general partner or these other persons. This indemnification is required if our general partner or any of these persons acted in good faith and in a manner they reasonably believed to be in, or (in the case of a person other than our general partner) not opposed to, our best interests. Indemnification is required for criminal proceedings if our general partner or these other persons had no reasonable cause to believe their conduct was unlawful. Thus, our general partner could be indemnified for its negligent acts if it met these requirements concerning good faith and our best interests.

Competition

The coal industry is intensely competitive primarily as a result of the existence of numerous producers. Our lessees compete with coal producers in various regions of the United States for domestic sales. The industry has undergone significant consolidation which has led to some of the competitors of our lessees having significantly larger financial and operating resources than most of our lessees. Our lessees primarily compete with both large and small producers in Appalachia as well as in the western United States. Our lessees compete on the basis of coal price at the mine, coal quality (including sulfur content), transportation cost from the mine to the customer and the reliability of supply. Continued demand for our coal and the prices that our lessees obtain are also affected by demand for electricity, demand for metallurgical coal, access to transportation, environmental and government regulations, technological developments and the availability and price of alternative fuel supplies, including nuclear, natural gas, oil and hydroelectric power. Demand for our low sulfur coal and the prices our lessees will be able to obtain for it will also be affected by the price and availability of high sulfur coal, which can be marketed in tandem with emissions allowances which permit the high sulfur coal to meet federal Clean Air Act requirements.

Risks Inherent in Our Business

Our business involves several inherent risks. These risks include:

Business Related Risks

•	We may not have sufficient cash to enable us to pay the minimum quarterly distribution each quarter.

•	Our business will be adversely affected if we are unable to replace or increase our reserves through acquisitions.

•	If our lessees do not manage their operations well, their production volumes and our coal royalty revenues could decrease.

•	Lessees could satisfy obligations to their customers with coal from properties other than ours, depriving us of the ability to receive amounts in excess of the minimum royalty payments.

•	Coal mining operations are subject to numerous operational risks that could result in lower coal royalty revenues and also reduce reserve recovery.

•	A substantial or extended decline in coal prices could reduce our coal royalty revenues and the value of our coal reserves.

•	We depend on a limited number of primary operators for a significant portion of our coal royalty revenues, and the loss of or reduction in production from any of our major lessees could reduce our coal royalty revenues.

•	If our lessees do not receive payments on a timely basis from their customers, their cash flow would be adversely affected, which could cause our cash flow to adversely affected.

•	Due to restrictions under our existing or future debt agreements, competition from other coal companies, or the lack of suitable acquisition candidates, we may not be able to grow and our business will be adversely affected if we are unable to replace or increase our reserves through acquisitions.

•	Any debt we incur could reduce our ability to pay distributions to unitholders.

•	Our lessees could experience labor disruptions, and our lessees’ work force could become increasingly unionized, in the future.

•	Fluctuations in transportation costs and the availability or reliability of transportation could reduce the production of coal mined from our properties

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

In addition, the utility industry, which is the most significant end-user of coal, is subject to extensive regulation regarding the environmental impact of its power generation activities which could affect demand for coal mined by our lessees. The possibility exists that new legislation or regulations may be adopted which may have a significant impact on the mining operations of our lessees or their customers’ ability to use coal and may require us, our lessees or their customers to change operations significantly or incur substantial costs.

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

The Clean Air Act also imposes standards on sources of hazardous air pollutants. These standards have not yet been extended to coal mining operations. However, on January 30, 2004, the EPA proposed regulations to control emissions of mercury, a hazardous air pollutant, from power plants that combust coal, as well as nitrogen oxides and sulfur dioxide, which are also power plant pollutants, in 29 states. Like other environmental regulations, these standards and future standards could result in a decreased demand for coal.

In addition to EPA proposals, various members of Congress have proposed so-called multi-pollutant bills, which could regulate nitrogen oxides, sulfur dioxide and other emissions, including carbon dioxide, from power plants that combust coal, and the regulation of greenhouse gases that might contribute to global warming could occur either pursuant to regulatory changes under the Clean Air Act, regulations by states or future U.S. treaty obligations. Moreover, a number of states have proposed to regulate emissions of mercury and are proposing in some cases to set limits on emissions of carbon dioxide and in other cases to implement a cap and trade program to reduce emissions of carbon dioxide. The uncertainty about the regulation of mercury and carbon dioxide in particular is substantial, as a number of lawsuits have been filed challenging both proposals by EPA for a cap-and trade program for mercury and EPA’s conclusion that carbon dioxide is not covered by the Clean Air Act. While the details of proposed initiatives to regulate air emissions vary, and the outcome of the legislative, regulatory and judicial disputes cannot be resolved, there is certainly a movement toward increased regulation of emissions of pollutants from the combustion of fossil fuels, including coal. If such initiatives are enacted into law, power plants could choose to shift away from coal as a fuel source to meet these requirements.

Surface Mining Control and Reclamation Act of 1977. The Surface Mining Control and Reclamation Act of 1977 (“SMCRA”) and similar state statutes impose on mine operators the responsibility of restoring the land to its original state and compensating the landowner for types of damages occurring as a result of mining operations, and require mine operators to post performance bonds to ensure compliance with any reclamation obligations. Regulatory authorities may attempt to assign the liabilities of our lessees to us if any of our lessees are not financially capable of fulfilling those obligations. In conjunction with mining the property, our lessees are contractually obligated under the terms of their leases to comply with all state and local laws, including SMCRA, with obligations including the reclamation and restoration of the mined areas by grading, shaping and reseeding the soil. Upon completion of the mining, reclamation generally is completed by seeding with grasses or planting trees for use as pasture or timberland, as specified in the approved reclamation plan.

CERCLA. We could become liable under federal and state Superfund and waste management statutes if our lessees are unable to pay environmental cleanup costs. The Comprehensive Environmental Response, Compensation and Liability Act, known as CERCLA or “Superfund,” and similar state laws create liabilities for the investigation and remediation of releases and threatened releases of hazardous substances into the environment and damages to natural resources. As a landowner, we are potentially subject to liability for these investigation and remediation obligations.

Surface Mining Valley Fills. Over the course of the last several years, opponents of surface mining have filed three lawsuits challenging the legality of permits authorizing the construction of valley fills for the disposal of coal mining overburden under federal and state laws applicable to surface mining activities. Although two of these challenges were successful in the United States District Court for the Southern District of West Virginia (the “District Court”), the United States Court of Appeals for the Fourth Circuit overturned both of those decisions in Bragg v. Robertson in 2001 and Kentuckians for The Commonwealth V. Rivenburgh in 2003.

A ruling on July 8, 2004, which was made by the District Court in connection with a third lawsuit, may impair our lessees’ ability to obtain permits that are needed to conduct surface mining operations. In this case, Ohio Valley Environmental Coalition v. Bulen, the District Court determined that the Army Corps of Engineers (the “Corps”) violated the Clean Water Act (“the Clean Water Act”) and other federal statutes when it issued Nationwide Permit 21 (“NWP21”). This ruling is currently on appeal, but no decision has been issued by the appeals court as of yet.

In January of 2005, Kentucky Riverkeepers, Inc. and several other groups filed suit in federal district court in Kentucky challenging the legality of Nationwide Permit 21, and seeking to enjoin the Corps from issuing any general permits thereunder for fills associated with coal mining in Kentucky. Should the district court hearing this case follow the reasoning of Ohio Valley Environmental Coalition v. Bulen and similarly enjoin the Corps from issuing general permits for coal mining under that general permit, companies seeking permits under Section 404 of the Clean Water Act in Kentucky may have to file for individual permits that may result in increases in coal mining costs. We do not have a substantial amount of reserves in Kentucky and do not expect that our lessees would be affected significantly by the outcome in this case.

West Virginia Anti-degradation Policy. A September 2003 decision by the District Court in Ohio Valley Environmental Coalition v. Whitman vacated the EPA’s approval of the State of West Virginia’s anti-degradation implementation policy, which applies to discharges into waters that have been designated as high quality waters by the State. The District Court determined that the State’s policy did not comply with the requirements of the CWA. The West Virginia anti-degradation policy had included a number of exceptions, including one for parties holding general CWA permits, from anti-degradation review requirements. The District Court ruled that this exemption and certain other provisions of the West Virginia anti-degradation policy were not consistent with the requirements of the CWA. The EPA Region III subsequently sent a letter to the West Virginia Department of Environmental Protection approving portions of its plan, denying approval of other portions pending further study, and recommending the removal of other provisions of the plan. The West Virginia Department of Environmental Protection is reportedly reviewing this letter. Our lessees seek permits to discharge into high quality waters under a new policy which does not include such an exception. As a result of this decision, permit applications will likely be required to undergo the public and intergovernmental scrutiny associated with an anti-degradation review, which may either delay the issuance or reissuance of CWA permits, require the use of more costly control measures or lead to the denial of these permits. The delay, denial or added costs of complying with these permits may increase the costs of coal production, potentially reducing our royalty revenues.

Mine Health and Safety Laws. The operations of our lessees are subject to stringent health and safety standards that have been imposed by federal legislation since the adoption of the Mine Health and Safety Act of 1969. However, since we do not operate any mines and do not employ any coal miners, we are not subject to such laws and regulations. The Mine Health and Safety Act of 1969 resulted in increased operating costs and reduced productivity. The Mine Safety and Health Act of 1977, which significantly expanded the enforcement of health and safety standards of the Mine Health and Safety Act of 1969, imposes comprehensive health and safety standards on all mining operations. In addition, as part of the Mine Health and Safety Acts of 1969 and 1977, the Black Lung Acts require payments of benefits by all businesses conducting current mining operations to coal miners with black lung or pneumoconiosis and to some beneficiaries of miners who have died from this disease.

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

In order to obtain mining permits and approvals from state regulatory authorities, mine operators, including our lessees, must submit a reclamation plan for restoring, upon the completion of mining operations, the mined property to its prior condition, productive use or other permitted condition. Typically, our lessees submit the necessary permit applications between 12 and 24 months before they plan to begin mining a new area. In our experience, permits generally are approved within 12 months after a completed application is submitted. In the past, our lessees have generally obtained their mining permits without significant delay. Our lessees have obtained or applied for permits to mine a majority of the reserves that are currently planned to be mined over the next five years. Our lessees are also in the planning phase for obtaining permits for the additional reserves planned to be mined over the following five years. However, there are no assurances that they will not experience difficulty in obtaining mining permits in the future.

Timber Regulations. Our timber operations are subject to federal, state and local laws and regulations, including those related to the environment, protection of endangered species, foresting activities and health and safety. We believe we are managing our timberlands in substantial compliance with applicable federal and state regulations.

See also Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” for a discussion of interest rate risk.

Employees and Labor Relations

We have no employees. To carry out our operations, our general partner and its affiliates employed 32 employees who directly supported our operations at December 31, 2004. The general partner considers current employee relations to be favorable.

Available Information

The Partnership’s internet address is www.pvresource.com. We make available free of charge on or through our Internet website, our Governance Principles, Code of Business Conduct and Ethics, Executive and Financial Officer Code of Ethics and Audit Committee Charter, and we will provide copies of such documents to any unitholder who so requests. We also make available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Item 2.	Properties

Title to Property

Of the 558 million tons of proven and probable coal reserves we controlled as of December 31, 2004, we owned the mineral interests and the majority of related surface rights to 519 million tons, or 93 percent, and we lease the remaining 39 million tons, or seven percent, from unaffiliated third parties. In addition to the royalties we receive from our coal business, we also earn revenues from the sale of timber. See the following “Timber” section. At December 31, 2004, we owned 114,500 surface acres of timberland containing 167 Mbf of timber inventory.

Coal Reserves and Production

As of December 31, 2004, we had approximately 558 million tons of proven and probable coal reserves located on 241,000 acres in Virginia, West Virginia, New Mexico and eastern Kentucky. Our reserves are located on six separate properties:

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

Probable Reserves—Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are more widely spaced or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

In areas where geologic conditions indicate potential inconsistencies related to coal reserves, we perform additional exploration to ensure the continuity and mineability of the coal reserves. Consequently, sampling in those areas involves drill holes or channel samples that are spaced closer together than those distances cited above.

Our lessees mine coal using both underground and surface methods. Our lessees currently operate 24 surface mines and 41 underground mines. Approximately 64 percent of the coal produced from our properties in 2004 came from underground mines and 36 percent came from surface mines. Most of our lessees use the continuous mining method in all of their underground mines located on our properties. In continuous mining, main airways and transportation entries are developed and remote-controlled continuous miners extract coal from “rooms,” leaving “pillars” to support the roof. Shuttle cars transport coal to a conveyor belt for transportation to the surface. In several underground mines, our lessees use two continuous miners running at the same time, also known as a supersection, to improve productivity and reduce unit costs.

Two of our lessees use the longwall mining method to mine underground reserves. Longwall mining uses hydraulic jacks or shields, varying from four feet to twelve feet in height, to support the roof of the mine while a mobile cutting shearer advances through the coal. Chain conveyors then move the coal to a standard deep mine conveyor belt system for delivery to the surface. Continuous mining is used to develop access to long rectangular panels of coal that are mined with longwall equipment, allowing controlled caving behind the advancing machinery. Longwall mining is typically highly productive when used for large blocks of medium to thick coal seams.

Surface mining methods used by our lessees include auger and highwall miners, in conjunction with surface mining, to enhance production, improve reserve recovery and reduce unit costs. On our New Mexico property, a combination of the dragline and truck-and-shovel surface mining methods is used to mine the coal. Dragline and truck-and-shovel mining uses large capacity machines to remove overburden to expose the coal seams. Wheel loaders then load the coal in haul trucks for transportation to a loading facility.

Our lessees’ customers are primarily utilities. Coal produced from our properties is transported by rail, barge and truck, or a combination of these means of transportation. Coal from the Virginia portion of the Wise property and the Buchanan property is primarily shipped to electric utilities in the Southeast by the Norfolk Southern railroad. Coal from the Kentucky portion of the Wise property is primarily shipped to electric utilities in the Southeast by the CSX railroad. Coal from the Coal River and Spruce Laurel properties is shipped to steam and metallurgical customers by the CSX railroad, by barge along the Kanawha River and by truck or by a combination thereof. Coal from the Northern Appalachia property is shipped by barge on the Monongahela River, by truck and by the CSX and Norfolk Southern railroads. Coal from the New Mexico property is shipped to steam markets in New Mexico and Arizona by the Burlington Northern Santa Fe railroad. All of our properties contain and have access to numerous roads and state or interstate highways.

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

	2004		2003		2002
Property	Royalty Revenues	Minimum Rentals	Royalty Revenues	Minimum Rentals	Royalty Revenues	Minimum Rentals
	(in thousands)
Wise	$27,289	3,894	$21,413	$3,894	$20,420	$3,996
Coal River	20,274	4,717	9,469	4,542	5,263	3,532
New Mexico	8,804	2,000	9,398	2,000	259	70
Northern Appalachia	7,338	5,105	6,273	5,000	816	280
Spruce Laurel	4,923	1,865	3,052	1,570	3,732	695
Buchanan	1,015	460	707	460	868	540

Grand Total	$69,643	$18,041	$50,312	$17,466	$31,358	$9,113

The following table sets forth production data and reserve information with respect to each of our six properties:

	Production Year Ended December 31,			Proven and Probable Reserves at December 31, 2004
Property	2004	2003	2002	Under- ground	Surface	Total
	(tons in millions)
Wise	10.0	9.3	8.9	181.6	22.7	204.3
Coal River	7.8	3.9	2.5	121.6	72.6	194.2
New Mexico	5.5	6.3	0.2	—	67.8	67.8
Northern Appalachia	5.6	5.1	0.4	42.1	2.4	44.5
Spruce Laurel	1.9	1.5	1.8	30.3	15.7	46.0
Buchanan	0.4	0.4	0.5	1.2	0.1	1.3

Total	31.2	26.5	14.3	376.8	181.3	558.1

Of the 558.1 million tons of proven and probable coal reserves to which we had rights as of December 31, 2004, we owned the mineral interests and the related surface rights to 382.1 million tons, or 68.5 percent, and we owned only the mineral interests to 136.5 million tons, or 24.5 percent. We lease the mineral rights to the remaining 39.5 million tons, or 7.0 percent, from unaffiliated third parties and, in turn, sublease these reserves to our lessees. For the reserves we lease from third parties, we pay royalties to the owner based on the amount of coal produced from the lease reserves. Additionally, in some instances, we purchase surface rights or otherwise compensate surface right owners for mining activities on their properties. In 2004, our expenses to third-party surface and mineral owners aggregated $6.0 million.

The following table sets forth the coal reserves we own and lease with respect to each of our coal properties as of December 31, 2004:

Property	Owned	Leased	Total
	(tons in millions)
Wise	204.3	—	204.3
Coal River	162.9	31.3	194.2
New Mexico	64.0	3.8	67.8
Northern Appalachia	44.5	—	44.5
Spruce Laurel	42.5	3.5	46.0
Buchanan	0.4	0.9	1.3

Total	518.6	39.5	558.1

Our reserve estimates are prepared from geological data assembled and analyzed by our general partner’s geologists and engineers. These estimates are compiled using geological data taken from thousands of drill holes, geophysical logs, adjacent mine workings, outcrop prospect openings and other sources. These estimates also take into account legal, qualitative technical and economic limitations that may keep coal from being mined. Reserve estimates will change from time to time due to mining activities, analysis of new engineering and geological data, acquisition or divestment of reserve holdings, modification of mining plans or mining methods and other factors.

We classify low sulfur coal as coal with a sulfur content of less than 1.0 percent, medium sulfur coal as coal with a sulfur content between 1.0 percent and 1.5 percent and high sulfur coal as coal with a sulfur content of greater than 1.5 percent. Compliance coal is that portion of low sulfur coal that meets compliance standards for the Clean Air Act. As of December 31, 2004, approximately 31.8 percent of our reserves met compliance standards for the Clean Air Act. There were no compliance reserves in the reserves acquired in the Peabody Acquisition. The following table sets forth our estimate of the sulfur content and the typical clean coal quality of our recoverable coal reserves at December 31, 2004.

			Sulfur Content					Typical Clean Coal Quality
			Reserves as of 12/31/04					Heat Content
Property	Type of Coal	Compliance(1)	Low Sulfur(2)	Medium Sulfur	High Sulfur	Sulfur Unclassified	Total	Btu per Pound(3)	Sulfur (%)	Ash (%)
	(tons in millions)
Wise	Steam/Metallurgical	50.7	110.6	49.6	33.6	10.5	204.3	12,700	1.20	9.50
Coal River	Steam/Metallurgical	99.1	147.1	25.4	7.3	14.4	194.2	12,500	0.82	6.00
New Mexico	Steam	0.0	38.6	23.5	5.7	0.0	67.8	9,200	0.89	17.80
Northern Appalachia	Steam/Metallurgical	0.0	0.0	0.0	44.5	0.0	44.5	12,900	2.58	8.80
Spruce Laurel	Steam/Metallurgical	27.0	37.6	3.3	0.1	5.0	46.0	12,700	0.80	5.50
Buchanan	Steam/Metallurgical	0.7	1.3	0.0	0.0	0.0	1.3	12,900	0.83	6.20

Total		177.5	335.2	101.8	91.2	29.9	558.1

(1)	Compliance coal is low sulfur coal which, when burned, emits less than 1.2 pounds of sulfur dioxide per million Btu. Compliance coal meets the sulfur dioxide emission standards imposed by the Clean Air Act without blending in other coals or using sulfur dioxide reduction technologies. Compliance coal is a subset of low sulfur coal and is, therefore, also reported within the amounts for low sulfur coal.
(2)	Includes compliance coal.
(3)	As-received Btu per pound includes the weight of moisture in the coal on an as sold basis.

The following table shows the reserves we lease to mine operators by property.

	Proven And Probable Reserves As of December 31, 2004
Property	Controlled	Leased (Out)	Percentage Leased (Out)
	(tons in millions)
Wise	204.3	166.5	81.5%
Coal River	194.2	172.6	88.9%
New Mexico	67.8	67.8	100.0%
Northern Appalachia	44.5	44.3	99.6%
Spruce Laurel	46.0	46.0	100.0%
Buchanan	1.3	1.3	100.0%

Total	558.1	498.5	89.3%

The Wise Property

The Wise property consists of 103,000 acres located in Wise and Lee Counties, Virginia, and Letcher and Harlan Counties, Kentucky. We own 66,000 acres in fee and own the mineral interests in an additional 37,000 acres. We first acquired the majority of this property in 1882, and the first lease entered into with a lessee for a portion of this property was in 1902. As of December 31, 2004, the property included 204 million tons of coal reserves and related infrastructure, including a unit train loadout facility capable of loading 4,500 tons of coal per hour that can sample, blend and load coal into unit trains of up to 108 railcars within a four-hour period.

As of December 31, 2004, we had leased 81.5 percent of the Wise property reserves pursuant to 26 separate leases. Production from the property totaled 10.0 million tons for the year ended December 31, 2004, and was shipped to our lessees’ customers via truck, the Norfolk Southern railroad and the CSX railroad.

The Coal River Property

The Coal River property consists of 84,000 acres located in Boone, Fayette, Kanawha, Lincoln and Raleigh Counties, West Virginia. We own 53,000 acres in fee, the mineral interests to 19,000 acres and lease 12,000 acres from third parties. We acquired rights to this property pursuant to four acquisitions between 1996 and 2002, and the first lease we entered into with a lessee for this property was in 1996. As of December 31, 2004, the Coal River property included 194 million tons of proven and probable coal reserves in West Virginia and related infrastructure and other assets, including a coal loading dock on the Kanawha River, a 900-ton per hour coal preparation plant and a unit train loading facility. In January 2004, we completed the construction of a new coal loadout facility for one of our lessees on our Coal River property in West Virginia. The $4.4 million loadout facility is designed for the high-speed loading of 150-car unit trains and became operational on February 1, 2004.

As of December 31, 2004, we had leased 88.9 percent of the Coal River property reserves pursuant to nine leases. Production from the property totaled 7.8 million tons for the year ended December 31, 2004, and was shipped to our lessees’ customers via truck, barge and the CSX railroad.

The New Mexico Property

The New Mexico property consists of over 4,000 acres located in McKinley County, New Mexico. We acquired the mineral interests to this property in December 2002 in connection with the Peabody Acquisition. As of December 31, 2004, the New Mexico property included approximately 68 million tons of proven and probable coal reserves.

As of December 31, 2004, we had leased all of the New Mexico property reserves to Peabody. Production from the property totaled 5.5 million tons for the year ended December 31, 2004, and was shipped to our lessee’s customers via the Burlington Northern Santa Fe railroad.

The Northern Appalachia Property

The Northern Appalachia property consists of over 18,000 acres of mineral interests located in Barbour, Harrison, Lewis, Monongalia and Upshur Counties, West Virginia. We acquired the mineral interests to this property through the Upshur Acquisition in August 2002 and the Peabody Acquisition in December 2002. As of December 31, 2004, the Northern Appalachia property included approximately 44 million tons of proven and probable coal reserves.

As of December 31, 2004, we had leased substantially all of the Northern Appalachia property reserves pursuant to eight leases. Production from the property totaled 5.6 million tons for the year ended December 31, 2004, and was shipped to our lessees’ customers via truck, barge and the CSX and Norfolk Southern railroads.

The Spruce Laurel Property

The Spruce Laurel property consists of 12,000 acres located in Boone and Logan Counties, West Virginia. We own 10,000 acres in fee and lease 2,000 acres from third parties. We first acquired the rights to this property in 1963. As of December 31, 2004, the Spruce Laurel property included approximately 46 million tons of proven and probable coal reserves.

As of December 31, 2004, we had leased all of the Spruce Laurel property reserves pursuant to eight leases. Production from the Spruce Laurel property was 1.9 million tons for the year ended December 31, 2004, and was shipped to our lessees’ customers via a belt line and the CSX railroad.

The Buchanan Property

The Buchanan property consists of 20,000 acres located in Buchanan County, Virginia. We own the mineral interests to 6,500 acres, and we lease the mineral rights to 13,400 acres from third parties. We first acquired the rights to this property in 1997. As of December 31, 2004, the Buchanan property included approximately 1.3 million tons of coal reserves.

As of December 31, 2004, we had leased all of the Buchanan property reserves pursuant to three leases. Production from the Buchanan property was 0.4 million tons for the year ended December 31, 2004, and was shipped to our lessees’ customers via the Norfolk Southern railroad and via truck.

Timber

The Partnership’s approximately 167 Mbf of timber inventory only includes timber that can be harvested and is greater than 12 inches in diameter. Our timberlands are located on our Wise, Spruce Laurel and Coal River properties and contain various hardwood species, including red oak, white oak, yellow poplar and black cherry. In 2004, we sold 2.6 Mbf of timber, which generated timber revenues of $0.7 million. Timber is sold in a competitive bid process involving sales of standing timber on individual parcels and, from time to time, on a contract basis where independent contractors harvest and sell the timber. Timber revenues are recognized when the timber has been sold or harvested by the independent contractors. Title and risk of loss pass to the independent contractors upon the execution of the contract. In addition, if the contractors do not harvest the timber within the specified time period, the title of the timber reverts back to the Partnership with no refund of original payment.

Coal Preparation and Transloading Facilities

In our coal services segment, we generate revenues from fees we charge to our lessees for the use of our coal preparation and transloading facilities. The facilities provide efficient methods to enhance lessee production levels and exploit our reserves. Historically, the majority of these fees have been generated by our unit train loadout facility on our Wise property, which accommodates 108 car unit trains that can be loaded in approximately four hours. Some of our lessees utilize the unit train loadout facility to reduce the delivery costs incurred by their customers. The coal service facility we purchased in November 2002 on our West Coal River property in West Virginia (formerly referred to as “Fork Creek”) began operations late in the third quarter of 2003. In the first quarter of 2004, we placed into service a newly constructed coal loadout facility for another lessee in West Virginia for $4.4 million.

Item 3.	Legal Proceedings

Legal Proceedings

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceedings. In addition, we are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us, under the various environmental protection statutes to which we are subject. See Item 1, “Business, Risks Inherent in Our Business,” for a more detailed discussion of our material environmental obligations.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

Part II

Item 5.	Market for the Registrant’s Common Units and Related Unitholder Matters

Market Information

Our common units are listed on the New York Stock Exchange, Inc. (the “Exchange”) under the symbol “PVR.” The high and low sales prices (composite transactions) in 2004 and 2003, respectively, were as follows:

Quarter Ended	High	Low
December 31, 2004	$54.30	$39.30
September 30, 2004	$41.00	$35.75
June 30, 2004	$36.30	$31.65
March 31, 2004	$37.10	$30.00
December 31, 2003	$35.30	$29.70
September 30, 2003	$30.30	$27.78
June 30, 2003	$29.50	$24.20
March 31, 2003	$24.38	$20.95

The quarterly cash distributions paid in 2003 and 2004 were as follows:

Period Covered by Distribution	Record Date	Payment Date	Amount Per Unit
Fourth quarter 2002	January 28, 2003	February 14, 2003	$0.50
First quarter 2003	May 6, 2003	May 14, 2003	$0.52
Second quarter 2003	August 5, 2003	August 14, 2003	$0.52
Third quarter 2003	November 4, 2003	November 14, 2003	$0.52
Fourth quarter 2003	January 30, 2004	February 13, 2004	$0.52
First quarter 2004	May 5, 2004	May 14, 2004	$0.52
Second quarter 2004	August 4, 2004	August 13, 2004	$0.54
Third quarter 2004	November 3, 2004	November 12, 2004	$0.54

We issued subordinated units in October 2001, all of which are held by two affiliates of our general partner. There is no established public trading market for these units.

Equity Holders

As of February 24, 2005, there were approximately 8,000 holders of our common units and two holders of our subordinated units.

Distributions

For the year ended December 31, 2004, the Partnership paid cash distributions of $2.12 per common and subordinated unit. For 2005, we expect to pay distributions of at least $2.25 per common unit and subordinated unit.

If cash distributions per unit exceed $0.55 in any quarter, our general partner will receive a higher percentage of the cash we distribute in excess of that amount in increasing percentages up to 50 percent. See Item 1, “Business, Partnership Distributions, Incentive Distribution Rights.” The board of directors has declared a cash distribution payable in February 2005 for the fourth quarter of 2004 of $0.5625 per unit, exceeding the $0.55 threshold.

There is no guarantee that we will pay quarterly cash distributions on the common units in any quarter, and we will be prohibited from making any distributions to unitholders if it would cause an event of default under our credit facility. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 6.	Selected Financial Data

On October 30, 2001, the Partnership completed its initial public offering whereby the Partnership became the successor to the business of the Penn Virginia Coal Business (predecessor). For the purposes of this selected financial data, the Partnership refers to the Penn Virginia Coal Business for the periods prior to October 30, 2001, and to Penn Virginia Resource Partners, L.P. for the periods subsequent to October 30, 2001. The following selected historical financial information was derived from the financial statements of the Partnership as of December 31, 2004, 2003, 2002, 2001 and 2000, and for the five years then ended. The selected financial data should be read in conjunction with the combined financial statements, including the notes thereto, and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per unit data and operating data)
Income Statement Data:
Revenues:
Coal royalties	$69,643	$50,312	$31,358	$32,365	$24,308
Coal services	3,391	2,111	1,704	1,660	1,385
Timber	702	1,020	1,640	1,732	2,388
Minimum rentals	757	1,720	2,840	941	819
Equity earnings	396	—	—	—	—
Other	741	479	1,066	815	1,289

Total revenues	75,630	55,642	38,608	37,513	30,189
Expenses:
Royalty	6,099	2,712	1,765	2,051	1,634
Operating	1,125	1,523	1,147	1,145	1,183
Taxes other than income	948	1,256	895	616	663
General and administrative	8,307	7,013	6,419	5,459	4,847
Depreciation, depletion and amortization	18,632	16,578	3,955	3,084	2,047

Total expenses	35,111	29,082	14,181	12,355	10,374

Income from operations	40,519	26,560	24,427	25,158	19,815
Other income (expense):
Interest expense	(7,267)	(4,986)	(1,758)	(7,272)	(7,670)
Interest income and other	1,063	1,223	2,017	4,904	4,697

Income before taxes and cumulative effect of change in accounting principle	34,315	22,797	24,686	22,790	16,842
Income tax expense	—	—	—	6,691	5,287

Income before cumulative effect of change in accounting principle	34,315	22,797	24,686	16,099	11,555
Cumulative effect of change in accounting principle	—	(107)	—	—	—

Net income	$34,315	$22,690	$24,686	$16,099	$11,555

Net income per unit, basic and diluted (a)	$1.86	$1.24	$1.57	0.24 (a)	N/A

Balance Sheet Data:
U.S. Treasuries securing long-term debt	$—	$—	$—	$43,387	$—
Property and equipment, net	221,615	238,146	248,068	104,494	73,995
Total assets	284,435	259,892	266,575	162,638	135,936
Long-term debt	112,926	90,286	90,887	43,387	104,333
Total liabilities	134,451	106,092	104,043	48,131	109,243
Partners’ capital / owner’s equity	149,984	153,800	162,532	114,507	26,693

Cash Flow Data:
Net cash flow provided by (used in):
Operating activities	$54,782	$41,077	$30,342	$21,595	$16,508
Investing activities	(28,426)	(4,711)	(48,976)	(95,718)	(28,010)
Financing activities	(14,425)	(36,920)	19,919	81,740	10,764
Distributions paid	(39,191)	(36,708)	(28,723)	—	—
Distributions paid per unit	$2.12	$2.06	1.84	—	—

Other Data:
Royalty coal tons produced by lessees (in thousands)	31,181	26,463	14,281	15,306	12,536
Average gross coal royalty per ton	$2.23	$1.90	$2.20	$2.11	$1.94

(a)	Net income per unit relates to the period from October 31, 2001 (commencement of operations) to December 31, 2001.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following review of the financial condition and results of operations of Penn Virginia Resource Partners, L.P. should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

Overview

Penn Virginia Resource Partners, L.P. is a Delaware limited partnership formed by Penn Virginia Corporation in 2001 to primarily engage in the business of managing coal properties and related assets in the United States. Penn Virginia contributed its coal properties and related assets to the Partnership and, effective with the closing of its initial public offering in October 2001, our common units began trading publicly on the New York Stock Exchange.

Both in our current limited partnership form and in our previous corporate form, we have managed coal properties since 1882. We conduct operations in two business segments: coal royalty and land leasing (which includes timber), and coal services (for lessees and other third-party end-users). In 2004, approximately 95 percent of our revenues were attributable to our coal royalty and land leasing operations and approximately five percent of our revenues were attributable to our coal services operations.

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

In our coal royalty and land leasing operations, we enter into long-term leases with experienced, third-party mine operators for the right to mine our coal reserves in exchange for royalty payments. We do not operate any mines. As of December 31, 2004, our properties contained approximately 558 million tons of proven and probable coal reserves located on 241,000 acres in Virginia, West Virginia, New Mexico and eastern Kentucky. In 2004, our lessees produced 31.2 million tons of coal from our properties and paid us coal royalty revenues of $69.6 million. As of December 31, 2004, we leased an aggregate of approximately 89 percent of our reserves under 55 leases to 29 different operators who mine coal at 65 mines. Approximately 79 percent of our 2004 coal royalty revenues and 72 percent of our 2003 coal royalty revenues were based on the higher of a percentage of the gross sales price or a fixed price per ton of coal our lessees sell, with pre-established minimum monthly or annual rental payments. The balance of our 2004 and 2003 coal royalty revenues was derived from fixed royalty rate leases, which escalate annually, with pre-established minimum monthly payments (see “Acquisitions and Investments—The Peabody Acquisition” following). In managing our properties, we actively work with our lessees to develop efficient methods to exploit our reserves and to maximize production from our properties. We also derive revenues from minimum rental payments. Minimum rental payments are initially deferred and are recognized as minimum rental revenues when our lessees fail to meet specified production levels for certain predetermined periods. The recoupment period on most of our leases generally ranges from one to three years. During 2004, we recognized $0.8 million of minimum rental revenues.

Included in our coal royalty and land leasing segment are revenues earned from the sale of standing timber on our properties. As of December 31, 2004, we owned approximately 114,500 surface acres of timberland containing approximately 167 Mbf of inventory. In 2004, we sold 2.6 Mbf of timber, which generated revenues of $0.7 million. The timber revenues we receive are dependent on harvest levels and the species and quality of timber harvested. Our harvest levels in any given year will depend upon a number of factors, including anticipated mining activity, timber maturation and market conditions. Any timber, which would otherwise be removed due to lessee mining operations, is harvested in advance to prevent loss of the resource.

In our coal services segment, we generate revenues from providing fee-based coal preparation and transportation services to our lessees which enhances their production levels and generates additional coal royalty revenues, and through our coal handling facility joint venture with Massey Energy Company (see “Acquisitions and Investments—Coal Handling Joint Venture”). Historically, the majority of these fees have been generated by our unit train loadout facility, which accommodates 108 car unit trains that can be loaded in approximately four hours. Some of our lessees utilize the unit train loadout facility to reduce the delivery costs incurred by their customers. The coal service facility we purchased in November 2002 on our West Coal River property in West Virginia (formerly referred to as “Fork Creek”) began operations late in the third quarter of 2003. In addition, we completed construction of a coal loadout facility for another lessee in West Virginia for $4.4 million in February 2004 (see “Bull Creek Loadout Facility” following). Our coal services revenues totaled $3.4 million for 2004. We expect the operations of the West Coal River infrastructure and the Bull Creek facility to increase coal services revenues to over $4.1 million in 2005.

We account for our investment in the coal handling joint venture with Massey Energy under the equity method of accounting. In 2004, the original cash investment of $28.4 million was capitalized. In accordance with the equity method, we recognized equity earnings of $0.4 million in 2004 with a corresponding increase in the investment. We received cash distributions of approximately $1.0 million from the joint venture in 2004 which were recorded as a reduction of the investment.

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

Royalty expenses that we incur in our coal business consist primarily of lease payments on property which we lease from third parties and sublease to our lessees. Our lease payment obligations vary based on the production from these properties. Of the 558 million tons of proven and probable coal reserves to which we had rights as of December 31, 2004, we owned the mineral interests to 519 million tons and leased the mineral rights to 39 million tons. With respect to the 39 million tons that we lease, we are granted mining rights in exchange for per ton royalty payments. We also incur costs related to lease administration and property maintenance as well as technical and support personnel.

2004 Performance

Our coal royalty revenues increased 38 percent from $50.3 million in 2003 to $69.6 million in 2004. This increase was a result of an increase in coal production by 4.7 million tons, or 18 percent, combined with a 17 percent increase in the average gross royalties per ton from $1.90 in 2003 to $2.23 in 2004. These increases were primarily due to an increase in production at our Coal River property related to a longwall mining operation started by one of our lessees in the first quarter of 2004. This longwall operation increased production by 2.6 million tons and added $5.6 million in revenues in 2004. The addition of a mine operator and a new mine by another of our Coal River lessees contributed approximately 0.7 million tons of coal production, or $3.1 million of revenues. Increased demand drove a coal sales price increase in the region, which in turn resulted in a seven percent increase in our average gross royalty per ton on the Coal River property, from $2.42 per ton in 2003 to $2.60 per ton in 2004. Revenues at the Wise property increased by $5.9 million primarily as a result of a 19 percent increase in the average royalty rate from $2.29 per ton in 2003 to $2.72 per ton in 2004. Revenues from the Spruce Laurel property increased by $1.9 million, primarily the result of increased coal sales prices fueled by stronger demand in the region. The higher royalty rates received from our lessees resulted in a 23 percent increase in the average gross royalty per ton on the Spruce Laurel property, from $2.07 per ton in 2003 to $2.54 per ton in 2004.

As part of our coal land management business, we own approximately 167 Mbf of standing timber. We generally sell cutting rights to various contractors who cut in advance of a mining project. Timber revenues in 2004 were $0.7 million, down from $1.0 million in 2003.

Coal prices, especially in central Appalachia where the majority of our production is located, have increased significantly since the beginning of 2003. The price increase stems from several causes including increased electricity demand and decreasing coal production in central Appalachia.

We also collect fees and railroad rebates related to our ownership of the coal preparation plant and coal loading facility on the West Coal River property. This new facility and several smaller modular coal preparation plants are resulting in additional coal services revenues, supplementing revenues from the Shober loading facility in Virginia. We also spent approximately $4.4 million to construct a third large-scale coal loading facility on our Coal River property, which began operating in February 2004. Coal services revenues increased to $3.4 million in 2004 from $2.1 million in 2003, and are expected to increase to over $4.1 million in 2005. We believe that these types of fee-based infrastructure assets provide good investment and cash flow opportunities for the Partnership, and we continue to look for additional investments of this type as well as other primarily fee-based assets, including oil and gas midstream assets.

We were able to take advantage of other growth opportunities in 2004 by acquiring from affiliates of Massey Energy Company for $28.4 million a 50 percent interest in a joint venture formed to own and operate end-user coal handling facilities. The joint venture is pursuing additional projects to build and operate coal handing facilities for industrial customers.

In November 2004, we entered into the Cantera Acquisition agreement to purchase a natural gas gathering and processing business with assets in Oklahoma and Texas from Cantera for $191 million of cash. With the closing of this acquisition, we will own and operate a set of midstream assets including approximately 3,400 miles of gas gathering pipelines that supply three natural gas processing facilities, which have 160 MMcfd of total capacity. We anticipate the acquisition will close in the first quarter of 2005.

Economic and Industry Factors

The United States relies significantly on coal as a primary fuel source. Coal is used as a fuel source for about half of domestic electricity generation and represents approximately 85 percent of fossil fuel reserves in the United States. As environmental regulations evolve, we expect the coal industry to become increasingly environmentally friendly, and we are optimistic, therefore, that coal will continue to play a vital role in the generation of electricity. Most of our lessees have favorable transportation options to their customers, which are mostly major utilities.

We are not an operating company and do not employ any coal miners. There are several key distinctions between our coal royalty business and a coal operating business which include:

•	we have higher operating margins than coal mine operators because we have no risk in variable mining costs;

•	we have fewer capital reinvestment requirements than coal mine operators because we do not maintain coal mining or preparation equipment;

•	we are not subject to the social obligations under the numerous mine health and safety laws and regulations applicable to coal mine operators; and

•	we have no significant exposure to the reclamation obligations incurred by coal mine operators because our lessees assume, and post performance bonds for, those obligations.

Our lessees are obligated to conduct mining operations in compliance with all applicable federal, state and local laws and regulations. Because of extensive and comprehensive regulatory requirements, violations during mining operations are not unusual in the industry and, notwithstanding compliance efforts, we do not believe violations by our lessees can be eliminated completely. None of our lessees’ violations to date, or the monetary penalties assessed, have had a material adverse effect on us or, to our knowledge, on our lessees. We do not currently expect that future compliance will have a material adverse effect on us.

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

In addition, the utility industry, which is the most significant end-user of coal, is subject to extensive regulation regarding the environmental impact of its power generation activities which could affect demand for our lessees’ coal. The possibility exists that new legislation or regulations may be adopted which may have a significant impact on the mining operations of our lessees or their customers’ ability to use coal and may require us, our lessees or their customers to change operations significantly or incur substantial costs. See Item 1, “Business—Risks Inherent in Our Business.”

Opportunities, Challenges and Risks

Our revenues and profitability will be adversely affected in the future if we are unable to replace or increase our reserves through acquisitions. Our management continues to focus on acquisitions of assets and energy sources necessary to meet the requirements of diverse markets and environmental regulations. Personnel were added in 2003 to evaluate acquisitions of coal reserves and coal industry-related infrastructure as well as the acquisition of oil and gas mid-stream assets.

Coal is the most abundant fossil fuel energy resource in the United States, and it continues to be substantially more economical than other fossil fuel alternatives in generating electricity. Although coal represents fuel for about half of the nation’s electricity, coal combustion emits sulfur dioxide, nitrous oxides and carbon dioxide, all of which are considered pollutants. A challenge for the industry is to continue to reduce emissions while maintaining coal’s cost advantage.

Acquisitions and Investments

Capital expenditures, including noncash items, for each of the three years ended December 31, 2004, were as follows:

	2004	2003	2002
	(in thousands)
Acquisition of coal handling joint venture interest	$28,442	$—	$—
Acquisitions of coal reserves *	1,293	6,330	138,450
Coal services capital projects and acquisitions	785	4,009	9,016
Other property and equipment expenditures	70	119	69

Total capital expenditures	$30,590	$10,458	$147,535

*	Includes noncash expenditure of $1.1 million in 2004, $5.2 million in 2003 and $54.7 million in 2002 to acquire additional reserves in our northern Appalachia properties in exchange for common and Class B units in the Peabody Acquisition.

The Cantera Acquisition

In November 2004, we entered into an agreement to purchase from Cantera Resources Holdings LLC a natural gas gathering and processing business with assets in Oklahoma and Texas for $191 million of cash. Upon closing this acquisition, we will own and operate a set of midstream assets including approximately 3,400 miles of gas gathering pipelines that supply three natural gas processing facilities, which have 160 MMcfd of total capacity. We anticipate that the Cantera Acquisition will close in the first quarter of 2005. At closing, the Cantera Acquisition will be funded by our credit facility, which we expect to revise and expand concurrent with the closing of the acquisition. We anticipate using a combination of our credit facility and new equity capital to permanently finance this acquisition. As of December 31, 2004, we capitalized $0.7 million for costs related to the Cantera Acquisition. In order to mitigate the risk of price volatility, in January 2005, we entered into notional derivative contracts for approximately 75 percent of the net volume of natural gas liquids expected to be sold from April 2005 through December 2006. As of February 25, 2005, the derivative instruments had an aggregate fair value of $6.7 million, favorable to the counterparty. Upon closing of the Cantera Acquisition, we expect the derivative instruments to qualify as cash flow hedges in accordance with SFAS No. 133. Until closing the acquisition, the derivative instruments will not qualify for hedge accounting; thus, changes in the derivative instruments’ fair value prior to the closing will be recognized in earnings immediately. The fair value of the derivative instruments will change as the market prices of the underlying commodities change. Any settlement of the derivative instruments will be paid or received over the 21-month term of the contracts.

Coal Handling Joint Venture

In July 2004, we acquired from affiliates of Massey Energy Company a 50 percent interest in a joint venture formed to own and operate end-user coal handling facilities. The purchase price was $28.4 million and was funded through the Partnership’s credit facility.

The joint venture owns coal handling facilities which unload shipments and store and transfer coal for three industrial coal consumers in the chemical, paper and lime production industries located in Tennessee, Virginia and Kentucky, respectively. A combination of fixed monthly fees and per ton throughput fees is paid by those consumers under long-term leases expiring between 2007 and 2019. We recognized equity earnings of $0.4 million related to our ownership in the joint venture in 2004. We received a joint venture distribution of approximately $1.0 million during the fourth quarter of 2004 relating to third quarter operations.

Bull Creek Loadout Facility

In January 2004, we completed the construction of a new coal loadout facility for one of our lessees on our Coal River property in West Virginia. The $4.4 million loadout facility is designed for the high-speed loading of 150-car unit trains and became operational on February 1, 2004, contributing $0.5 million to 2004 coal service revenues. We expect this facility to generate coal service revenues of approximately $0.5 million in 2005.

The Peabody Acquisition

In December 2002, we completed the Peabody Acquisition, acquiring 120 million tons of proven and probable coal reserves located in New Mexico (80 million tons) and West Virginia (40 million tons) from Peabody. All of these reserves were leased back to subsidiaries of Peabody by the Partnership under leases containing the terms described above (See Item 1, “Business—Coal Leases”). The Peabody Acquisition provided geographic diversity by exposing us to new markets in the western United States and in northern Appalachia. The inclusion of Peabody as a significant part of our lessee mix added strength and stability to our lessee group. The acquisition was funded with $72.5 million of cash, 1.53 million common units and 1.23 million class B common units. All of the Class B common units were converted into common units in accordance with their terms, upon the approval of PVR common unitholders in July 2003. In December 2003 and January 2004, Peabody sold 1.15 million of its common units in public offerings sponsored by the Partnership, and, as of December 31, 2004, Peabody held 0.84 million common units.

The Upshur Acquisition

In August 2002, we completed the Upshur Acquisition, purchasing approximately 16 million tons of proven and probable coal reserves located on the Upshur properties in northern Appalachia for $12.3 million. The properties, which include approximately 18,000 mineral acres, contain predominantly high sulfur, high BTU coal reserves.

The West Coal River Acquisition

In May 2001, we acquired the Fork Creek property in West Virginia, which we now refer to as our West Coal River property, by purchasing from and leasing back to the operator approximately 53 million tons of coal reserves for $33 million. After this acquisition, the operator filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code and, in November 2002, we purchased through the bankruptcy proceeding various infrastructure at West Coal River, including a 900 ton per hour coal preparation plant, a unit train loading facility and a railroad-granted rebate on coal loaded through the facility for $5.1 million plus the assumption of approximately $3.0 million in reclamation and stream mitigation obligations. We leased this property to another operator in May 2003 and have assigned all reclamation and mitigation liabilities to the new lessee, which has agreed to be responsible for those liabilities. The new lessee began operations in the third quarter of 2003.

Critical Accounting Policies and Estimates

Depletion. Coal properties are depleted on an area-by-area basis at a rate based on the cost of the mineral properties and the number of tons of estimated proven and probable coal reserves contained therein. Proven and probable reserves have been estimated internally by our geologists. Our estimates of coal reserves are updated annually and may result in adjustments to coal reserves and depletion rates that are recognized prospectively. The Partnership estimates its timber inventory using statistical information and data obtained from physical measurements, site maps, photo-types and other information gathering techniques. These estimates are updated annually and may result in adjustments of timber volumes and depletion rates, which are recognized prospectively.

Coal Royalty Revenues. Coal royalty revenues are recognized on the basis of tons of coal sold by our lessees and the corresponding revenues from those sales. Since we do not operate any coal mines, we do not have access to actual production and revenues information until approximately 30 days following the month of production. Therefore, our financial results include estimated revenues and accounts receivable for this 30-day period. Any differences between the actual amounts ultimately received and the original estimates are recorded in the period they become finalized.

Results of Operations

The following table sets forth our revenues, operating expenses and operating statistics for the years ended December 31, 2004, 2003 and 2002.

	2004	2003	% Change 2003 to 2004	2002	% Change 2002 to 2003
	(in thousands, except prices)
Financial Highlights:
Revenues:
Coal royalties	$69,643	$50,312	38%	$31,358	60%
Coal services	3,391	2,111	61%	1,704	24%
Timber	702	1,020	(31%)	1,640	(38%)
Minimum rentals	757	1,720	(56%)	2,840	(39%)
Equity earnings	396	—	100%	—	—
Other	741	479	55%	1,066	(55%)

Total revenues	75,630	55,642	36%	38,608	44%

Operating Costs and Expenses:
Royalties	6,099	2,712	125%	1,765	54%
Operating	1,125	1,523	(26%)	1,147	33%
Taxes other than income	948	1,256	(25%)	895	40%
General and administrative	8,307	7,013	18%	6,419	9%
Depreciation, depletion and amortization	18,632	16,578	12%	3,955	319%

Total operating costs and expenses	35,111	29,082	21%	14,181	105%

Income from operations	40,519	26,560	53%	24,427	8%

Other Income (Expense):
Interest expense	(7,267)	(4,986)	46%	(1,758)	184%
Interest income	1,063	1,223	(13%)	2,017	(39%)

Income before cumulative effect of change in accounting principle	34,315	22,797	51%	24,686	(8%)
Cumulative effect of change in accounting principle	—	(107)	—	—	—

Net income	$34,315	$22,690	51%	$24,686	(8%)

Operating Statistics:
Coal:
Royalty coal tons produced by lessees (tons in thousands)	31,181	26,463	18%	14,281	85%
Average gross royalties per ton	$2.23	$1.90	17%	$2.20	(14%)

Timber:
Timber sales (Mbf)	2,567	5,250	(51%)	8,345	(37%)
Average timber sales price per Mbf	$249	$179	39%	$187	(4%)

Year Ended December 31, 2004 Compared With Year Ended December 31, 2003

Revenues. The increase in combined revenues primarily related to increased royalties received from our lessees.

Coal royalty revenues increased due to increased production by our lessees and higher royalty rates. Production increased by 18 percent primarily due to the factors listed below. Average gross royalties per ton increased by 17 percent due primarily to stronger market conditions for coal and the resulting higher coal prices.

•	Production on the Coal River property increased by 3.9 million tons, which resulted in an increase in revenues of $10.8 million. One lessee, which utilizes longwall mining, began mining on one of our subleased properties from an adjacent property during the first quarter of 2004, which resulted in an additional 2.6 million tons of coal production, or $5.6 million in revenues in 2004. The addition of a mine operator and a new mine by another of our lessees contributed approximately 0.7 million tons of coal production, or $3.1 million of revenues. The commencement of operations in July 2003 on our West Coal River property also contributed an additional 0.5 million tons, or $1.5 million of revenues. Increased demand also fueled a coal sales price increase in the region, which in turn resulted in a seven percent increase in our average gross royalty per ton on the Coal River property, from $2.42 per ton in 2003 to $2.60 per ton in 2004.

•	Production on the Wise property increased by 0.7 million tons and revenues increased by $5.9 million, of which approximately $4.0 million related to an increase in the average royalty rate received from our lessees. Increased coal prices fueled by stronger demand in the region resulted in higher price realizations by our lessees. This caused a 19 percent increase in the average gross royalty per ton from $2.29 per ton in 2003 to $2.72 per ton in 2004. Production increased primarily due to four new mines, including one new lessee, and certain lessees’ ability to increase operating days in response to higher coal demand.

•	Production on the Spruce Laurel property increased by 0.5 million tons, and revenues increased by $1.9 million. The revenue increase was primarily the result of increased coal sales prices fueled by stronger demand in the region. The higher royalty rates received from our lessees resulted in a 23 percent increase in the average gross royalty per ton on the Spruce Laurel property, from $2.07 per ton in 2003 to $2.54 per ton in 2004.

Coal services revenues increased primarily as a result of start-up operations at our West Coal River and Bull Creek facilities in July 2003 and February 2004, respectively.

Timber revenues decreased due to the timing of a parcel sale of our standing timber in 2003 and poor weather conditions in the second quarter of 2004.

Minimum rental revenues decreased primarily due to the timing of expiring recoupments from our lessees. The amount recognized in 2003 primarily related to four leases. Each of these leases was assigned to a new lessee approved by us. The leases were amended at the time of assignment to allow the new lessees additional time to offset actual production against minimum rental payments.

Equity earnings represent our portion of earnings from our investment in the coal handling joint venture with Massey Energy since we acquired the equity investment in July 2004.

Other revenues increased primarily due to a gain on the 2004 sale of surface property in Virginia.

Operating Costs and Expenses. The increase in aggregate operating costs and expenses primarily relates to an increase in royalty expenses, partially offset by decreases in operating expenses and taxes other than income.

Royalty expenses increased due to an increase in production by lessees on our subleased properties, primarily our Coal River property. Production from subleased properties doubled to 7.8 million tons in 2004 from 3.9 million tons in 2003.

Operating expenses decreased due to the assumption by a new lessee of costs incurred after May 2003 to maintain idled mines on our West Coal River property, which is part of our Coal River property. We paid these costs through May 2003.

The decrease in taxes other than income was attributable to the assumption by a new lessee of the property tax obligation on our West Coal River property for which we had been responsible since the bankruptcy of our initial West Coal River lessee.

General and administrative expenses increased by $1.3 million. Approximately $0.2 million was attributable to costs related to a secondary public offering for the sale of common units held by an affiliate of Peabody. The remainder is primarily attributable to increased professional fees and payroll costs relating to evaluating acquisition opportunities and compliance with the Sarbanes-Oxley Act of 2002.

Depreciation, depletion and amortization expense increased primarily as a result of increased production and depreciation on our West Coal River and Bull Creek coal services facilities which began start-up operations in July 2003 and February 2004, respectively.

Interest Expense. Interest expense increased primarily due to bridge loan issue costs that were expensed upon the termination of the bridge loan agreement in December 2004 and higher debt levels resulting from the coal handling joint venture investment in July 2004.

Interest Income. Interest income decreased primarily due to the declining principal balance on our note receivable.

Year Ended December 31, 2003 Compared With Year Ended December 31, 2002

Revenues. The increase in combined revenues primarily related to increased royalties received from our lessees.

Coal royalty revenues increased due to increased production by our lessees, partially offset by a decline in royalty rates. Average gross royalties per ton decreased by 14 percent as a result of the lower royalty rates attributable to our leases with Peabody. Over these same periods, production increased by 85 percent primarily due to the following factors:

•	Production on the New Mexico property increased by 6.1 million tons, which resulted in an increase in revenues of $9.1 million. The increase was a direct result of the Peabody Acquisition in December 2002.

•	Production on the Northern Appalachia property increased by 4.7 million tons, which resulted in an increase in revenues of $5.5 million. The increase was a direct result of the Peabody Acquisition in December 2002 and the Upshur Acquisition in August 2002.

•	Production on the Coal River property increased by 1.4 million tons, which resulted in an increase in revenues of $4.2 million. The addition of a mine operator and a new mine by one of our lessees contributed 0.6 million tons, or $1.7 million in revenues. One lessee mined onto our property from an adjacent property in 2003, which resulted in an additional 0.6 million tons, or $1.4 million in revenues. The remainder of the increase was primarily due to one lessee beginning operations in late 2002 and reaching full production in 2003 and start-up operations on our West Coal River property. Additional production from two of our lessees with high royalty rates coupled with an increased demand in the region resulted in a 15 percent increase in the average gross royalty per ton on the Coal River property, from $2.11 per ton in 2002 to $2.42 per ton in 2003.

•	Production on the Wise property increased by 0.4 million tons, which resulted in an increase in revenues of $1.0 million. The increase was primarily due to additional mining equipment being added by two of our lessees and another lessee beginning operations in late 2002 and reaching full production in 2003.

•	Production on the Spruce Laurel property decreased by 0.3 million tons, which resulted in a decrease in revenues of $0.7 million. The decrease was the result of the depletion of two mines in 2003.

•	Production on the Buchanan property decreased by 0.1 million tons, which resulted in a $0.2 million decrease in revenues as this property continues to approach the end of its reserve life.

Coal services revenues increased as a direct result of our West Coal River preparation and transportation facility beginning operations in July 2003 and the addition of a small preparation plant.

Timber revenues decreased due to decreased volume and sales price. Volume sold declined 3,095 Mbf, or 37 percent, to 5,250 Mbf in 2003, compared to 8,345 Mbf for 2002, due to the timing of parcel sales.

Minimum rental revenues decreased primarily due to a lessee rejecting our lease in bankruptcy in 2002; consequently, $0.8 million of deferred revenues from this respective lessee was recognized as income in 2002. The remainder of the decrease was primarily due to the timing of expiring recoupments from our lessees.

Other revenues decreased primarily due to the expiration of a railroad rebate received for the use of a specific portion of railroad by one of our lessees, which was paid in full in the fourth quarter of 2002.

Operating Costs and Expenses. The increase in aggregate operating costs and expenses primarily relates to increases in depreciation, depletion and amortization and royalty expenses.

Royalty expenses increased due to an increase in production by lessees on our subleased properties, including increased production on one lease with higher royalty rates payable by us to the mineral interest owners. Aggregate production from subleased properties increased to 2.0 million tons for the year ended December 31, 2003, from 1.8 million tons for the year ended December 31, 2002, an increase of 0.2 million tons, or 11 percent.

Operating expenses increased primarily due to maintenance costs for idled mines on our West Coal River property. We leased our West Coal River property in May 2003 and the on-going maintenance costs were assumed by the new lessee as of that date.

The increase in taxes other than income was attributable to higher property taxes as a result of our assumption of the property tax obligation on our West Coal River property when we took back our lease on this property from the bankrupt lessee. We leased our West Coal River property in May 2003 and the on-going property taxes were assumed by the new lessee as of that date.

General and administrative expenses increased primarily due to increased payroll, an increase in insurance premiums, additional recurring expenses associated with the Peabody Acquisition and costs related to the secondary offering of units for Peabody.

Depreciation, depletion and amortization expense increased as a result of higher depletion rates caused by higher cost bases relative to reserves added as well as increased production, both of which related primarily to the Peabody and Upshur Acquisitions completed in the last half of 2002.

Interest Expense. Interest expense increased primarily due to long-term borrowings in connection with the Peabody Acquisition in December 2002.

Interest Income. Interest income decreased primarily due to the liquidation of $43.4 million of U.S. Treasury notes in the last half of 2002, which was used to purchase a portion of the Peabody Acquisition and all of the Upshur Acquisition.

Cumulative effect of change in accounting principle. On January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” As a result of the adoption, we recognized a cumulative effect of accounting change. See Note 8, “Asset Retirement Obligations,” in the Notes to Consolidated Financial Statements.

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

Cash Flows. Net cash provided by operating activities was $54.8 million in 2004, $41.1 million in 2003 and $30.3 million in 2002. The overall increase in cash provided by operations in 2004 compared to 2003 was largely due to increased production by our lessees and higher coal royalty rates. The overall increase in cash provided by operations in 2003 compared to 2002 was largely due to increased production by our lessees, as a direct result of the Peabody and Upshur Acquisitions in the last half of 2002 and additional mine openings.

Net cash used in investing activities was $28.4 million in 2004, $4.7 million in 2003 and $49.0 million in 2002. Cash used in investing activities in 2004 primarily related to our investment in the coal handling joint venture with Massey Energy Company, which has been accounted for as an equity investment. Cash used in investing activities in 2003 primarily related to our construction of a new coal loading facility on our Coal River property in West Virginia. Net cash used in 2002 investing activities primarily reflected $92.8 million of capital expenditures related to acquisitions, offset by $43.4 million from the sale of U.S. Treasury notes.

Net cash provided by (used in) financing activities was ($14.4) million in 2004, ($36.9) million in 2003 and $19.9 million in 2002. Net cash used in financing activities in 2004 included distributions to partners of $39.2 million and debt issuance costs of $1.2 million, offset by additional borrowings related to our senior unsecured notes (see “Liquidity and Capital Resources—Senior Unsecured Notes”). Net cash used by financing activities in 2003 included distributions to partners of $36.7 million and debt issuance costs of $2.1 million, offset by additional borrowings related to the senior notes. Net cash provided by financing activities in 2002 included $47.5 million of borrowings to fund acquisitions and a $1.1 million contribution from the general partner, offset by $28.7 million of distributions to unitholders.

Long-Term Debt. As of December 31, 2004, we had outstanding borrowings of $117.7 million, consisting of $30.0 million borrowed under our revolving credit facility and $88.5 million outstanding under our senior unsecured notes, partially offset by $0.8 million fair value of interest rate swap (see “Liquidity and Capital Resources—Hedging Activities”).

Revolving Credit Facility. On October 31, 2003, we entered into an amendment to our revolving credit facility (the “Revolver”) to increase the facility from $50 million to $100 million and to extend the maturity date to October 2006. The Revolver is with a syndicate of financial institutions led by PNC Bank, National Association, as its agent. Based primarily on the total debt to consolidated EBITDA covenant and subsequent to our issuance of senior unsecured notes, as described below, available borrowing capacity under the Revolver as of December 31, 2004, was approximately $38.6 million. The Revolver is available for general partnership purposes, including working capital, capital expenditures and acquisitions, and includes a $5.0 million sublimit available for working capital needs and distributions and a $5.0 million sublimit for the issuance of letters of credit.

Indebtedness under the Revolver bears interest at our option at either (i) the higher of the federal funds rate plus 0.50 percent or the prime rate as announced by PNC Bank, National Association or (ii) the Eurodollar rate plus an applicable margin which ranges from 1.25 percent to 2.25 percent based on our ratio of consolidated indebtedness to consolidated EBITDA (as defined in the Revolver) for the four most recently completed fiscal quarters. We will incur a commitment fee on the unused portion of the Revolver at a rate per annum ranging from 0.40 percent to 0.50 percent based upon the ratio of our consolidated indebtedness to consolidated EBITDA for the four most recently completed fiscal quarters. When the Revolver matures in October 2006, it will terminate and all outstanding amounts will be due and payable. We may prepay the Revolver at any time without penalty. We are required to reduce all working capital borrowings under the working capital sublimit under the Revolver to zero for a period of at least 15 consecutive days once each calendar year.

The Revolver prohibits us from making distributions to unitholders and distributions in excess of available cash if any potential default or event of default, as defined in the Revolver, occurs or would result from the distribution. In addition, the Revolver contains various covenants that limit, among other things, our ability to incur indebtedness, grant liens, make certain loans, acquisitions and investments, make any material change to the nature of our business, acquire another company or enter into a merger or sale of assets, including the sale or transfer of interests in our subsidiaries. At December 31, 2004, we were in compliance with the covenants in the Revolver.

Senior Unsecured Notes. In March 2003, we closed a private placement of $90 million of senior unsecured notes payable (the “Notes”). The Notes bear interest at a fixed rate of 5.77 percent and mature over a ten year period ending in March 2013, with semi-annual interest payments through March 2004 followed by semi-annual principal and interest payments beginning in September 2004. Proceeds of the Notes after the payment of expenses related to the offering were used to repay and retire a $43.4 million term loan and to repay the majority of debt outstanding on our Revolver.

The Notes prohibit us from making distributions to unitholders and distributions in excess of available cash if any potential default or event of default, as defined in the Notes, occurs or would result from the distribution. In addition, the Notes contain various covenants that are similar to those contained in the Revolver. At December 31, 2004, we were in compliance with the covenants in the Notes. In November 2004, our investment grade debt rating of BBB (low) was confirmed by Dominion Bond Rating Services, an accredited bond rating agency.

Hedging Activities. In March 2003, we entered into an interest rate swap agreement with a notional amount of $29.5 million to hedge a portion of the fair value of the Notes. This swap is designated as a fair value hedge and has been reflected as a decrease in long-term debt of $0.8 million as of December 31, 2004, with a corresponding increase in other liabilities. Under the terms of the interest rate swap agreement, the counterparty pays us a fixed annual rate of 5.77 percent on a total notional amount of $29.5 million, and we pay the counterparty a variable rate equal to the floating interest rate which is determined semi-annually and is based on the six month London Interbank Offering Rate (“LIBOR”) plus 2.36 percent.

Future Capital Needs and Commitments. Part of our strategy is to make acquisitions which increase cash available for distribution to our unitholders. Our ability to make these acquisitions in the future will depend in part on the availability of debt financing and on our ability to periodically use equity financing through the issuance of new units. Since completing the Peabody Acquisition in late 2002 and the coal handling joint venture in July 2004, our ability to incur additional debt has been restricted due to limitations in our debt instruments. At December 31, 2004, we had approximately $38.6 million of borrowing capacity available under our revolving credit facility.

During the first quarter of 2005, we anticipate making capital expenditures of approximately $191 million, plus closing fees and adjustments, for the acquisition of a midstream natural gas business from Cantera Resources Holdings LLC. We expect to fund this acquisition at closing with debt from a new, expanded credit facility which we are currently negotiating. We expect to reduce that debt with the proceeds from a secondary public offering of common units shortly after closing the acquisition. If the secondary public offering is successful, we expect to have significantly expanded borrowing capacity available. We also anticipate 2005 capital expenditures of $0.3 million for coal services related projects and other property and equipment, which we expect to fund with cash flow provided by operating activities. Limitations on the availability of debt financing may necessitate the issuance of new units, as opposed to using debt, to provide a large part of the funding for acquisitions in the future.

In connection with our anticipated Cantera Acquisition, during the fourth quarter of 2004, we entered into a bridge loan commitment with two financial institutions. The bridge loan was terminated late in the fourth quarter of 2004, and we expect to replace it with the expanded credit facility we are currently negotiating. In the fourth quarter of 2004, we paid loan issue costs of approximately $1.0 million related to the bridge loan commitment, which were recorded as interest expense during the fourth quarter of 2004.

Contractual Obligations

Our contractual cash obligations as of December 31, 2004, were as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	Thereafter
	(in thousands)
Contractual Obligations:
Revolving credit facility	$30,000	$—	$30,000	$—	$—
Senior unsecured notes	88,500	4,800	19,300	26,800	37,600
Rental commitments (1)	2,406	402	802	801	—

Total contractual cash obligations (2)	$120,906	$5,202	$50,102	$27,601	$37,600

(1)	The Partnership’s rental commitments primarily relate to reserve-based properties which are, or are intended to be, subleased by the Partnership to third parties. The obligation expires when the property has been mined to exhaustion or the lease has been canceled. The timing of mining by third party operators is difficult to estimate due to numerous factors. See Item 1, “Business—Risks Inherent in Our Business.” We believe the obligation after five years cannot be estimated with certainty; however, based on historical trends, we believe the Partnership will incur approximately $0.4 million in rental commitments in perpetuity until the reserves have been exhausted.
(2)	The total contractual cash obligations do not include general partner reimbursement. The general partner of the Partnership is entitled to receive reimbursement of direct and indirect expenses incurred on our behalf until the Partnership has been dissolved.

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

A ruling on July 8, 2004, which was made by the District Court in connection with a third lawsuit, may impair our lessees’ ability to obtain permits that are needed to conduct surface mining operations. In this case, Ohio Valley Environmental Coalition v. Bulen, the District Court determined that the Army Corps of Engineers (the “Corps”) violated the Clean Water Act (“the Clean Water Act”) and other federal statutes when it issued Nationwide Permit 21 (“NWP21”). This ruling is currently on appeal, but no decision has been issued by the appeals court as of yet.

In January of 2005, Kentucky Riverkeepers, Inc. and several other groups filed suit in federal district court in Kentucky challenging the legality of Nationwide Permit 21, and seeking to enjoin the Corps from issuing any general permits thereunder for fills associated with coal mining in Kentucky. Should the district court hearing this case follow the reasoning of Ohio Valley Environmental Coalition v. Bulen and similarly enjoin the Corps from issuing general permits for coal mining under that general permit, companies seeking permits under Section 404 of the Clean Water Act in Kentucky may have to file for individual permits that may result in increases in coal mining costs. We do not have a substantial amount of reserves in Kentucky and do not expect that our lessees would be affected significantly by the outcome in this case.

Mine Health and Safety Laws. The operations of our lessees are subject to stringent health and safety standards that have been imposed by federal legislation since the adoption of the Mine Health and Safety Act of 1969. The Mine Health and Safety Act of 1969 resulted in increased operating costs and reduced productivity. The Mine Safety and Health Act of 1977, which significantly expanded the enforcement of health and safety standards of the Mine Health and Safety Act of 1969, imposes comprehensive health and safety standards on all mining operations. In addition, as part of the Mine Health and Safety Acts of 1969 and 1977, the Black Lung Acts require payments of benefits by all businesses conducting current mining operations to coal miners with black lung or pneumoconiosis and to some beneficiaries of miners who have died from this disease.

Environmental Compliance. The operations of our lessees are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. The terms of the Partnership’s coal property leases impose liability for all environmental and reclamation liabilities arising under those laws and regulations on the relevant lessees. The lessees are bonded and have indemnified the Partnership against any and all future environmental liabilities. The Partnership regularly visits coal properties under lease to monitor lessee compliance with environmental laws and regulations and to review mining activities. Management believes that the Partnership’s lessees will be able to comply with existing regulations and does not expect any material impact on the Partnership’s financial condition or results of operations.

We have certain reclamation bonding requirements with respect to certain of our unleased and inactive properties. As of December 31, 2004 and 2003, the Partnership’s environmental liabilities totaled $1.5 million and $1.6 million, respectively. The environmental liabilities are not covered by the indemnification agreement with Penn Virginia. Given the uncertainty of when the reclamation area will meet regulatory standards, a change in this estimate could occur in the future.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” under which we classified leased coal mineral rights as intangible assets. In April 2004, the FASB issued a FASB Staff Position (“FSP”) that amends certain sections of SFAS No. 141 and No. 142 relating to the characterization of coal mineral rights. As allowed by the FSP, we early adopted the FSP in April 2004 and, accordingly, reclassified leased coal mineral rights back to tangible property. We discontinued straight-line amortization upon adoption, and we will deplete coal mineral rights using the units-of-production method on a prospective basis. The amount capitalized related to a mineral right represents its fair value at the time such right was acquired, less accumulated amortization. Pursuant to the FSP, for comparative presentation purposes, $4.9 million was reclassified from a separate line item in other noncurrent assets to net property and equipment as of December 31, 2003, on the accompanying consolidated balance sheet.

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

The Partnership cautions that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements, since those statements are made based upon management’s current plans, expectations, estimates, assumptions and beliefs concerning future events impacting the Partnership and, therefore, involve a number of risks, uncertainties and contingencies. These risks, uncertainties and contingencies include, but are not limited to, the following:

*	the price of coal and its comparison to the price of natural gas and oil;

*	the volatility of commodity prices for coal;

*	the projected demand for coal;

*	the projected supply of coal;

*	the ability to acquire new coal reserves on satisfactory terms;

*	the price for which such reserves can be acquired;

*	the ability to lease new and existing coal reserves;

*	the ability of lessees to produce sufficient quantities of coal on an economic basis from the Partnership’s reserves;

*	the ability of lessees to obtain favorable contracts for coal produced from the Partnership’s reserves;

*	competition among producers in the coal industry generally;

*	the extent to which the amount and quality of actual production differs from estimated recoverable proved coal reserves;

*	unanticipated geological problems;

*	availability of required materials and equipment;

*	the occurrence of unusual weather or operating conditions including force majeure events;

*	the failure of PVR’s infrastructure and its lessees’ mining equipment or processes to operate in accordance with specifications or expectations;

*	delays in anticipated start-up dates of lessees’ mining operations and related coal infrastructure projects;

*	environmental risks affecting the mining of coal reserves;

*	the timing of receipt of necessary governmental permits by the Partnership’s lessees;

*	the risks associated with having or not having price risk management programs;

*	labor relations and costs;

*	accidents;

*	changes in governmental regulation or enforcement practices, especially with respect to environmental, health and safety matters, including with respect to emissions levels applicable to coal-burning power generators;

*	uncertainties relating to the outcome of litigation regarding permitting of the disposal of coal overburden;

*	risks and uncertainties relating to general domestic and international economic (including inflation and interest rates) and political conditions (including the impact of potential terrorist attacks);

*	the experience and financial condition of lessees, including their ability to satisfy their royalty, environmental, reclamation and other obligations to the Partnership and others;

*	coal handling joint venture operations;

*	changes in financial market conditions; and

*	other risk factors as detailed in the Partnership’s Securities and Exchange Commission filings on Annual Report on Form 10-K.

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

As of December 31, 2004, $88.5 million of our borrowings were financed with debt which has a fixed interest rate throughout its term. In connection with this financing, we executed an interest rate derivative transaction to effectively convert the interest rate on one-third of the amount financed from a fixed rate of 5.77 percent to a floating rate of LIBOR plus 2.36 percent. The interest rate swap has been accounted for as a fair value hedge in compliance with SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138.

In connection with the Cantera Acquisition, we entered into notional derivative contracts in January 2005 to mitigate the risk of price volatility for approximately 75 percent of the net volume of natural gas liquids expected to be sold from April 2005 through December 2006. As of February 25, 2005, the derivative instruments had an aggregate fair value of $6.7 million, favorable to the counterparty. Upon closing of the Cantera Acquisition, we expect the derivative instruments to qualify as cash flow hedges in accordance with SFAS No. 133. Until closing the acquisition, the derivative instruments will not qualify for hedge accounting; thus, changes in the derivative instruments’ fair value prior to closing will be recognized in earnings immediately. The fair value of the derivative instruments will change as the market prices of the underlying commodities change. Any settlement of the derivative instruments will be paid or received over the 21-month term of the contracts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENN VIRGINIA RESOURCE PARTNERS, L.P. By: PENN VIRGINIA RESOURCE GP, LLC

	By:	/s/ FRANK A. PICI
March 1, 2005		(Frank A. Pici, Vice President and Chief Financial Officer)

	By:	/s/ FORREST W. MCNAIR
March 1, 2005		(Forrest W. McNair, Vice President and Principal Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ A. JAMES DEARLOVE (A. James Dearlove)	Chairman of the Board and Chief Executive Officer	March 1, 2005

/s/ EDWARD B. CLOUES, II (Edward B. Cloues, II)	Director	March 1, 2005

/s/ JOHN P. DESBARRES (John P. Desbarres)	Director	March 1, 2005

/s/ KEITH D. HORTON (Keith D. Horton)	President, Chief Operating Officer and Director	March 1, 2005

/s/ KEITH B. JARRETT (Keith B. Jarrett)	Director	March 1, 2005

/s/ JAMES R. MONTAGUE (James R. Montague)	Director	March 1, 2005

/s/ FRANK A. PICI (Frank A. Pici)	Vice President, Chief Financial Officer and Director	March 1, 2005

/s/ NANCY M. SNYDER (Nancy M. Snyder)	Vice President, General Counsel and Director	March 1, 2005

/s/ RICHARD M. WHITING (Richard M. Whiting)	Director	March 1, 2005

Item 8.	Financial Statements and Supplementary Data

Penn Virginia Resources, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Penn Virginia Resource Partners, L. P.:

We have audited the accompanying consolidated balance sheets of Penn Virginia Resource Partners, L. P., a Delaware limited partnership, and subsidiaries (collectively “the Partnership”) as of December 31, 2004 and 2003, and the related consolidated statements of income, partners’ capital and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Penn Virginia Resource Partners, L. P. (and subsidiaries) as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 8 to the consolidated financial statements, effective January 1, 2003, the Partnership changed its method of accounting for asset retirement obligations.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2005 expressed an unqualified opinion.

KPMG LLP

Houston, Texas

February 25, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Penn Virginia Resource Partners L. P.:

We have audited management’s assessment on Internal Control Over Financial Reporting, appearing under Item 9A, that Penn Virginia Resource Partners L. P., a Delaware limited partnership, and subsidiaries (collectively “the Partnership”), maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Partnership’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Partnership maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Partnership as of December 31, 2004 and 2003, and the related consolidated statements of income, partners’ capital and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated February 25, 2005 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Houston, Texas

February 25, 2005

PENN VIRGINIA RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per unit amounts)

	Year Ended December 31,
	2004	2003	2002
Revenues
Coal royalties	$69,643	$50,312	$31,358
Coal services	3,391	2,111	1,704
Timber	702	1,020	1,640
Minimum rentals	757	1,720	2,840
Equity earnings	396	—	—
Other	741	479	1,066

Total revenues	75,630	55,642	38,608

Expenses
Royalties	6,099	2,712	1,765
Operating	1,125	1,523	1,147
Taxes other than income	948	1,256	895
General and administrative	8,307	7,013	6,419
Depreciation, depletion and amortization	18,632	16,578	3,955

Total operating costs and expenses	35,111	29,082	14,181

Operating income	40,519	26,560	24,427

Other income (expense)
Interest expense	(7,267)	(4,986)	(1,758)
Interest income	1,063	1,223	2,017

Income before cumulative effect of change in accounting principle	34,315	22,797	24,686
Cumulative effect of change in account principle	—	(107)	—

Net income	$34,315	$22,690	$24,686

General partner’s interest in net income	$686	$454	$494

Limited partners’ interest in net income	$33,629	$22,236	$24,192

Basic and diluted net income per limited partner unit, common and subordinated:
Income before cumulative effect of change in accounting principle	$1.86	$1.25	$1.57
Cumulative effect of change in accounting principle	—	(0.01)	—

Net income per limited partner unit	$1.86	$1.24	$1.57

Weighted average number of units outstanding, basic and diluted:
Common	10,739	10,291	7,737

Subordinated	7,331	7,650	7,650

See accompanying notes to consolidated financial statements.

PENN VIRGINIA RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$20,997	$9,066
Accounts receivable	8,668	6,909
Other current assets	541	767

Total current assets	30,206	16,742

Property and equipment	271,546	269,966
Less: Accumulated depreciation, depletion and amortization	49,931	31,820

Net property and equipment	221,615	238,146

Equity investments	27,881	—
Debt issuance costs, net	1,621	2,065
Long-term prepaid minimums, net and other	3,112	2,939

Total assets	$284,435	$259,892

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities
Accounts payable	$1,046	$965
Accrued liabilities	2,943	2,910
Current portion of long-term debt	4,800	1,500
Deferred income	1,207	1,610

Total current liabilities	9,996	6,985
Deferred income	8,726	6,028
Other liabilities	2,803	2,793
Long-term debt	112,926	90,286

Commitments and contingencies (Note 13)

Partners’ Capital
Common units (12,337,151 units in 2004 and 10,373,288 units in 2003)	164,738	171,485
Subordinated units (5,737,410 units in 2004 and 7,649,880 in 2003)	(15,032)	(18,060)
General partner interest	278	375

Total partners’ capital	149,984	153,800

Total liabilities and partners’ capital	$284,435	$259,892

See accompanying notes to consolidated financial statements.

PENN VIRGINIA RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$34,315	$22,690	$24,686
Adjustments to reconcile operating income to net cash provided by operating activities:
Depreciation, depletion and amortization	18,632	16,578	3,955
Gain on sale of property and equipment	(233)	(5)	(9)
Noncash interest expense	1,678	520	319
Equity earnings, net of distributions	561	—	—
Cumulative effect of change in accounting principle	—	107	—
Changes in operating assets and liabilities:
Accounts receivable	(1,759)	(2,495)	(460)
Accounts payable	81	140	516
Accrued liabilities	33	1,456	693
Deferred income	2,295	2,321	1,389
Other assets and liabilities	(821)	(235)	(747)

Net cash provided by operating activities	54,782	41,077	30,342

Cash flows from investing activities:
Payment received on long-term notes	767	530	439
Proceeds from restricted U.S. Treasury notes	—	—	43,387
Proceeds from the sale of property and equipment	337	50	15
Equity investments	(28,442)	—	—
Acquisitions	(233)	(1,361)	(86,767)
Coal services and land management additions	(785)	(3,811)	(5,981)
Other property and equipment expenditures	(70)	(119)	(69)

Net cash used in investing activities	(28,426)	(4,711)	(48,976)

Cash flows from financing activities:
Payments for debt issuance costs	(1,234)	(2,142)	—
Proceeds from long-term debt	28,500	90,000	47,500
Repayments of long-term debt	(2,500)	(88,387)	—
Proceeds received from issuance of partners’ capital	—	317	1,142
Distributions	(39,191)	(36,708)	(28,723)

Net cash provided by (used in) financing activities	(14,425)	(36,920)	19,919

Net increase (decrease) in cash and cash equivalents	11,931	(554)	1,285
Cash and cash equivalents—beginning of period	9,066	9,620	8,335

Cash and cash equivalents—end of period	$20,997	$9,066	$9,620

Supplemental disclosures:
Cash paid during the period for interest	$5,472	$3,248	$1,694

Noncash investing and financing activities:
Issuance of partners’ capital for acquisitions	$1,060	$4,969	$50,920
Liabilities associated with acquisitions, net	—	198	3,798

See accompanying notes to consolidated financial statements.

PENN VIRGINIA RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands, except unit data)

	Common Units		Class B Common Units		Subordinated Units		General Partner	Total
	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2001	7,649,880	$124,599	—	$—	7,649,880	$(9,696)	$(396)	$114,507
Capital contributions	—	—	—	—	—	—	1,142	1,142
Issuance of units	1,522,325	31,390	947,133	19,530	—	—	—	50,920
2002 net income allocation	—	12,118	—	80	—	11,994	494	24,686
2002 distributions ($1.84 per unit)	—	(14,074)	—	—	—	(14,074)	(575)	(28,723)

Balance at December 31, 2002	9,172,205	154,033	947,133	19,610	7,649,880	(11,776)	665	162,532
Capital contributions	—	—	—	—	—	—	6	6
Issuance of units	12,950	311	241,000	4,969	—	—	—	5,280
Conversion of Class B units to common units	1,188,133	24,579	(1,188,133)	(24,579)	—	—	—	—
2003 net income allocation	—	12,058	—	702	—	9,476	454	22,690
2003 distributions ($2.06 per unit)	—	(19,496)	—	(702)	—	(15,760)	(750)	(36,708)

Balance at December 31, 2003	10,373,288	171,485	—	—	7,649,880	(18,060)	375	153,800
Issuance of units	51,393	1,060	—	—	—	—	—	1,060
Conversion of subordinated units	1,912,470	(5,483)	—	—	(1,912,470)	5,483	—	—
2004 net income allocation	—	19,866	—	—	—	13,763	686	34,315
2004 distributions ($2.12 per unit)	—	(22,190)	—	—	—	(16,218)	(783)	(39,191)

Balance at December 31, 2004	12,337,151	$164,738	—	$—	5,737,410	$(15,032)	$278	$149,984

See accompanying notes to consolidated financial statements.

PENN VIRGINIA RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Penn Virginia Resource Partners, L.P. (the “Partnership”, “we”, “our” or “us”), a Delaware limited partnership, was formed in July 2001 to own and manage the assets, liabilities and operations of Penn Virginia Corporation’s (“Penn Virginia”) coal business (the “Penn Virginia Coal Business” or the “Predecessor”). We completed an initial public offering in October 2001. Effective with the closing of the initial public offering, Penn Virginia’s wholly owned subsidiaries received common units, subordinated units and a two percent partnership interest in the ownership of the Partnership. The general partner of the Partnership is Penn Virginia Resource GP, LLC, a wholly owned subsidiary of Penn Virginia.

Through our wholly owned subsidiary, Penn Virginia Operating Co., LLC, we enter into leases with various third-party operators that give those operators the right to mine coal reserves on our land, located in the Appalachian region of the United States and in New Mexico, in exchange for royalty payments. Approximately 79 percent of our 2004 coal royalty revenues and 72 percent of our 2003 coal royalty revenues were derived from coal mined on our properties and sold by our lessees multiplied by a royalty rate per ton resulting from the higher of a percentage of the gross sales price or a fixed price per ton of coal, with pre-established minimum monthly or annual rental payments. The balance of our 2004 and 2003 coal royalty revenues was derived from coal mined on two of our properties under leases containing fixed royalty rates per ton of coal mined and sold. The royalty rates under those leases escalate annually, with pre-established minimum monthly payments. We also provide fee-based infrastructure facilities to certain of our lessees to enhance coal production and to generate additional coal royalty revenues and to third party end-users in connection with our Massey Energy Company joint venture (see Note 3, “Acquisitions”). We also sell timber growing on our land.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Partnership and all wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments have been reflected that are necessary for a fair presentation of the consolidated financial statements. Certain amounts have been reclassified to conform to the current year’s presentation.

Use of Estimates

Preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Property and Equipment

Property and equipment represent our ownership in coal fee mineral interests. Property and equipment are carried at cost and include expenditures for additions and improvements, such as roads and land improvements, which increase the productive lives of existing assets. Maintenance and repair costs are expensed as incurred. Depreciation and amortization of property and equipment is computed using the straight-line or declining balance

PENN VIRGINIA RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

methods over the estimated useful lives of such property and equipment, varying from three to 20 years. Coal properties are depleted on an area-by-area basis at a rate based upon the cost of the mineral properties and estimated proven and probable tonnage therein. From time to time, the Partnership carries out core-hole drilling activities on its coal properties in order to ascertain the quality and quantity of the coal contained in those properties. These core-drilling activities are expensed as incurred. When an asset is retired or sold, its cost and related accumulated depreciation and amortization are removed from the accounts. The difference between the net book value (net of any related asset retirement obligation) and proceeds from disposition is recorded as gain or loss.

Timber and timberlands are stated at cost less depletion and amortization for timber previously harvested. The cost of the timber harvested is determined based on the volume of timber harvested in relation to the amount of estimated net merchantable volume, utilizing a composite pool. We estimate timber inventory using statistical information and periodic data obtained from physical measurements, site maps, photo-types and other information gathering techniques. These estimates are updated annually and may result in adjustments of timber volumes and depletion rates, which are recognized prospectively. Changes in these estimates have no effect on cash flow.

Impairment of Long-Lived Assets

We review long-lived assets to be held and used whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss must be recognized when the carrying amount of an asset exceeds the sum of the undiscounted estimated future cash flows. In this circumstance, we would recognize an impairment loss equal to the difference between the carrying value and the fair value of the asset. Fair value is estimated to be the present value of future net cash flows from proved reserves, discounted utilizing a rate commensurate with the risk and remaining lives of the assets.

Equity Investments

We use the equity method of accounting to account for our investment in a coal handling joint venture, recording our initial investment at cost. Subsequently, the carrying amount of the investment is increased to reflect our share of income of the investee and is reduced to reflect our share of losses of the investee or distributions received from the investee as the joint venture reports them. Our share of earnings or losses from the investment is shown as equity earnings in the consolidated statements of income.

Debt Issuance Costs

Debt issuance costs relating to long-term debt have been capitalized and are being amortized over the term of the related debt instrument.

Long-Term Prepaid Minimums

We lease a portion of our reserves from third parties which require monthly or annual minimum rental payments. The prepaid minimums are recoupable from future production and are deferred and charged to royalty expense as the coal is subsequently produced. We evaluate the recoverability of the prepaid minimums on a periodic basis; consequently, any prepaid minimums that cannot be recouped are charged to royalty expense.

Environmental Liabilities

Included in “Other Liabilities” are accruals for environmental liabilities that were either assumed in connection with certain acquisitions or recorded in operating expenses when it is probable that a liability has been incurred and the amount of that liability can be reasonably estimated.

PENN VIRGINIA RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Credit Risk

Substantially all of our accounts receivable at December 31, 2004, resulted from accrued revenues from lessee production. This concentration of lessees may impact our overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions. In determining whether or not to require collateral from a lessee, we analyze the lessee entity’s net worth, cash flows, earnings and credit ratings to the extent information is available. Receivables are generally not collateralized. Historical credit losses incurred on receivables have not been significant.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, note receivable, accounts payable, interest rate swap and long-term debt. The carrying values of all of these financial instruments, except long-term debt, approximate fair value. The fair value of long-term debt at December 31, 2004 and 2003, was $86.2 million and $88.9 million, respectively.

Revenues

Coal Royalties. Coal royalty revenues are recognized on the basis of tons of coal sold by our lessees and the corresponding revenues from those sales. Most coal leases are based on minimum monthly or annual payments, a minimum dollar royalty per ton and/or a percentage of the gross sales price. The remainder of our coal royalty revenues was derived from fixed royalty rate leases, which escalate annually, with pre-established minimum monthly payments. Coal royalty revenues are accrued on a monthly basis, based on our best estimates of coal mined on our properties.

Coal Services. Coal services revenues are recognized when lessees use our facilities for the processing, loading and/or transportation of coal. Coal services revenues consist of fees collected for the use of our loadout facility, coal preparation plants and dock loading facility.

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

Minimum Rentals. Most of the our lessees must make minimum monthly or annual payments that are generally recoupable over certain time periods. These minimum payments are recorded as deferred income. If the lessee recoups a minimum payment through production, the deferred income attributable to the minimum payment is recognized as coal royalty revenues. If a lessee fails to meet its minimum production for certain pre-determined time periods, the deferred income attributable to the minimum payment is recognized as minimum rental revenues.

Equity Earnings. We recognize our share of income or losses from our investment in a coal handling joint venture as the joint venture reports them to us.

Income Taxes

Subsequent to the initial formation of the Partnership, no provision for income taxes related to the operations of the Partnership has been included in the accompanying financial statements because, as a

PENN VIRGINIA RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Partnership, we are not subject to federal or state income taxes and the tax effect of our activities accrues to the unitholders. Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax bases and financial reporting bases of assets and liabilities and the taxable income allocation requirements under the Partnership agreement.

Net Income per Unit

Basic and diluted net income per unit is determined by dividing net income, after deducting the general partner’s two percent interest, by the weighted average number of outstanding common units and subordinated units. At December 31, 2004, there were no dilutive units.

New Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” under which we classified leased coal mineral rights as intangible assets. In April 2004, the FASB issued a FASB Staff Position (“FSP”) that amends certain sections of SFAS No. 141 and No. 142 relating to the characterization of coal mineral rights. As allowed by the FSP, we early adopted the FSP in April 2004 and, accordingly, reclassified leased coal mineral rights back to tangible property. We discontinued straight-line amortization upon adoption, and we will deplete coal mineral rights using the units-of-production method on a prospective basis. The amount capitalized related to a mineral right represents its fair value at the time such right was acquired, less accumulated amortization. Pursuant to the FSP, for comparative presentation purposes, $4.9 million was reclassified from a separate line item in other noncurrent assets to net property and equipment as of December 31, 2003, on the accompanying consolidated balance sheet.

3.	Acquisitions

In November 2004, we entered into an agreement to purchase from Cantera Resources Holdings LLC (“Cantera”) a natural gas gathering and processing business with assets in Oklahoma and Texas for $191 million of cash (the “Cantera Acquisition”). Upon closing this acquisition, we will own and operate a set of midstream assets including approximately 3,400 miles of gas gathering pipelines that supply three natural gas processing facilities which have 160 million cubic feet per day (MMcfd) of total capacity (unaudited). We anticipate that the Cantera Acquisition will close in the first quarter of 2005. At closing, the Cantera Acquisition will be funded by our credit facility, which we expect to revise and expand concurrent with the closing of the acquisition. We anticipate using a combination of our credit facility and new equity capital to permanently finance this acquisition. As of December 31, 2004, we capitalized $0.7 million for costs related to the Cantera Acquisition. In order to protect the economics of the Cantera Acquisition, we entered into derivative contracts in January 2005 as discussed in Note 17, “Subsequent Event.”

In July 2004, we acquired from affiliates of Massey Energy Company a 50 percent interest in a joint venture formed to own and operate end-user coal handling facilities. The purchase price was $28.4 million and was funded through our credit facility. The joint venture owns coal handling facilities which unload coal shipments and store and transfer coal for three industrial coal consumers in the chemical, paper and lime production industries located in Tennessee, Virginia and Kentucky, respectively. A combination of fixed monthly fees and per ton throughput fees is paid by those consumers under long-term leases expiring between 2007 and 2019. We recognized equity earnings of $0.4 million related to our ownership in the joint venture beginning in July 2004 and received distributions from the joint venture of approximately $1.0 million during 2004.

PENN VIRGINIA RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2004, we completed the construction of a new coal loadout facility for one of our lessees on our Coal River property in West Virginia. The $4.4 million loadout facility is designed for the high-speed loading of 150-car unit trains and became operational on February 1, 2004, contributing $0.5 million to 2004 coal services revenues.

In December 2002, we acquired two properties containing approximately 120 million tons of coal reserves (unaudited) from affiliates of Peabody Energy Corporation (“Peabody”) for 1,522,325 million common units, 1,240,833 million Class B common units (a combined common unit value of $57.0 million) and $72.5 million in cash plus closing costs (the “Peabody Acquisition”). Approximately $6.1 million, or 293,700 of the Class B common units were held in escrow at closing pending certain title transfers. In July 2003, 241,000 Class B common units were released from escrow in exchange for certain title transfers in New Mexico. In July 2003, all of the class B common units were converted to common units, in accordance with their terms, upon the approval of our common unitholders. As of December 31, 2003, 52,700 common units remained in escrow pending Peabody acquiring and transferring to us certain of the West Virginia reserves we purchased. As a result of the units held in escrow, approximately one million tons of coal reserves and 52,700 common units were not included in property, plant and equipment or partners’ capital, respectively, at December 31, 2003. In February 2004, we released from escrow 51,393 common units in exchange for certain title transfers in West Virginia. As of December 31, 2004, 1,307 of the common units were being held in escrow pending Peabody’s acquiring and transferring to us certain of the West Virginia reserves we purchased. As a result of the units held in escrow at December 31, 2004, 1,307 common units were not included in partners’ capital at that date. These 1,307 common units were released from escrow in January 2005. All of the coal reserves we purchased from Peabody are being leased back to Peabody for fixed royalty rates which escalate annually over the life of production. As part of the Peabody Acquisition, Peabody received the right to share in the general partner’s incentive distribution rights, if any, in exchange for additional properties Peabody may source to the Partnership in the future. The acquired coal reserves had existing productive operations that have been included in the Partnership’s statements of income since the closing date of the Peabody Acquisition.

In November 2002, we completed the acquisition of certain infrastructure-related equipment and other assets integral to mining on one of our West Virginia properties. The purchased assets included a 900-ton per hour coal preparation plant, a unit-train loading facility and a railroad-granted rebate on coal loaded through the facility. We acquired the assets from an independent private entity and its lessors for $5.1 million in cash, which was funded with proceeds from the sale of U.S. Treasury notes, plus the assumption of approximately $2.4 million in reclamation liabilities and approximately $0.6 million of stream mitigation obligations. These assets did not have existing productive operations at the time of acquisition. In 2003, we leased the property and related infrastructure to a third party who is actively mining coal reserves on the property. Consequently, all of the reclamation and stream mitigation liabilities were assigned to the new lessee.

In August 2002, we acquired approximately 16 million tons of coal reserves located in West Virginia for $12.3 million. The acquisition, which was purchased from an independent private entity, was funded with the proceeds from the sale of U.S. Treasury notes. The acquired reserves had existing productive operations that have been included in the statements of income as of the closing date of the acquisition.

The factors we used to determine the fair market value of acquisitions include, but are not limited to, discounted future net cash flows on a risked-adjusted basis, geographic location, quality of resources, potential marketability and financial condition of the lessees.

PENN VIRGINIA RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Property and Equipment

Property and equipment includes:

	December 31,
	2004	2003
	(in thousands)
Coal properties	$251,244	$249,950
Coal services equipment	17,442	16,660
Land	1,797	1,791
Timber	188	188
Other equipment	875	1,377

	271,546	269,966
Less: Accumulated depreciation, depletion and amortization	49,931	31,820

Net property and equipment	$221,615	$238,146

5.	Equity Investments

As described in Note 3, “Acquisitions,” we acquired a 50 percent interest in Coal Handling Solutions, LLC, a joint venture formed to own and operate end-user coal handling facilities. We account for the investment under the equity method of accounting. In 2004, the original cash investment of $28.4 million was capitalized. At December 31, 2004, our equity investment totaled $27.9 million, which exceeded our portion of the underlying equity in net assets by $12.7 million. The difference is being amortized to equity earnings over the life of coal services contracts in place at the time of the acquisition. In accordance with the equity method, we recognized equity earnings of $0.4 million in 2004 with a corresponding increase in the investment. Cash distributions of approximately $1.0 million received from the joint venture in 2004 were recorded as a reduction of the investment.

6.	Allowance for Prepaid Minimums

We establish provisions for losses on long-term prepaid minimums if we determine that we will not recoup all or part of the outstanding balance. Collectibility is reviewed periodically and an allowance is established or adjusted, as necessary, using the specific identification method. The allowance is netted against long-term prepaid minimums on the accompanying consolidated balance sheet. The following table presents the activity of our allowance for prepaid minimums for each of the last three years:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Balance at beginning of period	$1,334	$1,240	$1,475
Charges to expense	180	94	115
Deductions and other	—	—	(350)

Balance at end of period	$1,514	$1,334	$1,240

PENN VIRGINIA RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Accrued Liabilities

Accrued liabilities include:

	December 31,
	2004	2003
	(in thousands)
Accrued interest	$1,499	$1,382
Accrued property taxes	650	611
Accrued royalty expense	296	550
Other	498	367

Total accrued liabilities	$2,943	$2,910

8.	Asset Retirement Obligations

Effective January 1, 2003, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of assets.

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

We identified all required asset retirement obligations and determined the fair value of these obligations on the date of adoption. The determination of fair value was based upon regional market and facility type information. In conjunction with the initial application of SFAS No. 143, we recorded a cumulative effect of change in accounting principle of $0.1 million as a decrease to income in 2003. Below is a reconciliation of the beginning and ending aggregate carrying amount of our asset retirement obligations, which are included in other liabilities on the accompanying consolidated balance sheets.

	Year Ended December 31,
	2004	2003
	(in thousands)
Balance at beginning of period	$666	$—
Initial adoption entry	—	435
Liabilities incurred	—	198
Accretion expense	57	33

Balance at end of period	$723	$666

PENN VIRGINIA RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Long-Term Debt

Long-term debt includes:

	December 31,
	2004	2003
	(in thousands)
Revolving credit facility—variable rate of 4.1 percent at December 31, 2004	$30,000	$2,500
Senior unsecured notes, net of interest rate swap	87,726	89,286

	117,726	91,786
Less: Current maturities	4,800	1,500

Net long-term debt	$112,926	$90,286

Revolving Credit Facility

We have a $100 million unsecured revolving credit facility (the “Revolver”) that expires in October 2006. The Revolver is with a syndicate of financial institutions led by PNC Bank, National Association (“PNC”) as its agent. The Revolver is available for general partnership purposes, including working capital, capital expenditures and acquisitions, and includes a $5 million sublimit that is available for working capital needs and distributions and a $5 million sublimit for the issuance of letters of credit. We had utilized letters of credit of $1.6 million as of December 31, 2004 and 2003.

At our option, indebtedness under the Revolver will bear interest at either (i) the Eurodollar rate plus an applicable margin which ranges from 1.25 percent to 2.25 percent based on our ratio of consolidated indebtedness to consolidated EBITDA (as defined by the credit agreement) for the four most recently completed fiscal quarters, or (ii) the higher of the federal funds rate plus 0.50 percent or the prime rate as announced by PNC. We pay commitment fees on the unused portion of the Revolver. The financial covenants of the Revolver include, but are not limited to, maintaining levels of debt to consolidated EBITDA and consolidated EBITDA to interest. The financial covenants restricted our additional borrowing capacity under the Revolver to approximately $38.6 million at December 31, 2004. As of December 31, 2004, we were in compliance with all of the covenants.

In connection with the anticipated Cantera Acquisition, during the fourth quarter of 2004, we entered into a bridge loan commitment with two financial institutions. The bridge loan was terminated late in the fourth quarter of 2004, and we expect to replace it with the expanded credit facility we are currently negotiating. In the fourth quarter of 2004, we paid loan issue costs of approximately $1.2 million related to the bridge loan commitment, which were recorded as interest expense during the fourth quarter of 2004.

Senior Unsecured Notes

In March 2003, we closed a private placement of $90 million of senior unsecured notes (the “Notes”). The Notes bear interest at a fixed rate of 5.77 percent and mature over a ten-year period ending in March 2013, with semi-annual principal and interest payments. The Notes contain various covenants similar to those contained in the Revolver. The Notes rank pari passu in right of payment with all other unsecured indebtedness. As of December 31, 2004, we were in compliance with all of the covenants.

Interest Rate Swap

Concurrent with the closing of the Notes in March 2003, we entered into an interest rate swap agreement with an original notional amount of $30 million, to hedge a portion of the fair value of the Notes. The notional

PENN VIRGINIA RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amount decreases by one-third of each principal payment. Under the terms of the interest rate swap agreement, the counterparty pays a fixed annual rate of 5.77 percent on the notional amount and receives a variable rate equal to the floating interest rate which will be determined semi-annually and will be based on the six-month London Interbank Offering Rate plus 2.36 percent. Settlements on the swap are recorded as interest expense. At December 31, 2004, the notional amount was $29.5 million. This swap is designated as a fair value hedge because it has been determined that it is highly effective, and it has been reflected as a decrease in long-term debt of $0.8 million and $0.7 million as of December 31, 2004 and 2003, respectively.

Debt Maturities

Aggregate maturities of the principal amounts of long-term debt for the next five years and thereafter are as follows (in thousands):

2005	$4,800
2006	38,300
2007	11,000
2008	12,700
2009	14,100
Thereafter	37,600

118,500
Less: Interest rate swap	(774)

Total debt, including current maturities	$117,726

10.	Partnership Capital and Distributions

As of December 31, 2004, partners’ capital consisted of 12,337,151 common units representing a 66.9 percent limited partner interest, 5,737,410 subordinated units representing a 31.1 percent interest and a two percent general partner interest. As of December 31, 2004, affiliates of Penn Virginia, in the aggregate, owned a 44.2 percent interest in the Partnership consisting of 2,048,426 common units, 5,737,410 subordinated units and a two percent general partner interest.

We will distribute 100 percent of Available Cash (as defined in the partnership agreement) within 45 days after the end of each quarter to unitholders of record and to the general partner. Available Cash is generally defined as all cash and cash equivalents of the Partnership on hand at the end of each quarter less reserves established by the general partner for future requirements. The general partner has the discretion to establish cash reserves that are necessary or appropriate to (i) provide for the proper conduct of our business; (ii) comply with applicable law, any of our debt instruments or other agreements; or (iii) provide funds for distributions to unitholders and the general partner for any one or more of the next four quarters.

Cash Distributions

Distributions of Available Cash to holders of subordinated units are subject to the prior rights of holders of common units to receive the minimum quarterly distribution (“MQD”) for each quarter during the subordinated period and to receive any arrearages in the distribution of the MQD on the common units for the prior quarters during the subordination period. The MQD is $0.50 per unit ($2.00 per unit on an annual basis). We expect to make quarterly distributions of $0.50 or more per common unit to the extent we have sufficient cash from our operations after payment of fees and expenses. In general, we will pay any cash distributions we make each quarter in the following manner:

•	first, 98 percent to the common units and two percent to the general partner, until each common unit has received a minimum quarterly distribution of $0.50 plus any arrearages in the payment of the minimum quarterly distribution from prior quarters;

PENN VIRGINIA RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	second, 98 percent to the subordinated units and two percent to the general partner, until each subordinated unit has received a minimum quarterly distribution of $0.50; and

•	third, 98 percent to all units, pro rata, and two percent to the general partner, until each unit has received a distribution of $0.55.

•	fourth, 85 percent to all units, pro rata, and 15 percent to the general partner, until each unit has received a distribution of $0.65.

If cash distributions per unit exceed $0.65 in any quarter, our general partner will receive a higher percentage of the cash we distribute in excess of that amount in increasing percentages up to 50 percent.

In December 2004, we announced an increase of $0.0225 per unit in the quarterly distribution effective with the first quarter 2005 distribution. This increase results in a quarterly distribution of $0.5625 per unit, with the increase over $0.55 per unit paid 85 percent to all units, pro rata, and 15 percent to the general partner.

Subordination Period

During the subordination period, the common units will have the right to receive the MQD, plus arrearages, before we make any distributions on the subordinated units. The subordination period will end once we meet certain tests regarding the payments of distributions as defined in the partnership agreement, but it generally cannot end before September 30, 2006. When the subordination period ends, all remaining subordinated units will convert into common units on a one-for-one basis and the common units will no longer be entitled to arrearages.

Before the end of the subordination period, 50 percent of the subordinated units, or up to 3,824,940 subordinated units, will convert into common units on a one-for-one basis immediately after the distribution of available cash to partners in respect of any quarter ending on or after:

•	September 30, 2004 with respect to 25 percent of the subordinated units; and

•	September 30, 2005 with respect to 25 percent of the subordinated units.

The early conversions will occur if at the end of the applicable quarter each of the following three tests are met:

•	distributions of available cash from operating surplus on each common unit and subordinated unit equaled or exceeded the minimum quarterly distribution for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date;

•	the adjusted operating surplus generated during each of the three immediately preceding, non-overlapping four-quarter periods equaled or exceeded the sum of the minimum quarterly distributions on all of the outstanding common units and subordinated units during those periods on a fully diluted basis and the related distribution on the 2 percent general partner interest during those periods; and

•	there are no arrearages in payment of the minimum quarterly distribution on the common units.

Because we met these financial tests at September 30, 2004, 25 percent of the subordinated units converted to common units on November 12, 2004.

Limited Call Right

If at any time persons other than our general partner and its affiliates do not own more than 20 percent of the outstanding common units, our general partner has the right, but not the obligation, to purchase all of the

PENN VIRGINIA RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

remaining common units at a price not less than the then current market price of the common units. If quarterly distributions of Available Cash exceed the MQD or certain target distribution levels, the general partner will receive distributions, which are generally equal to 15 percent, then 25 percent and then 50 percent of the distributions of Available Cash that exceed the target distribution levels.

For the years ended December 31, 2004, 2003 and 2002, we declared and paid quarterly distributions of $2.12, $2.06 and $1.84 per unit to the unitholders, respectively. The quarterly distributions paid in 2002 included a first quarter distribution in the amount of $0.34 per unit to unitholders of record on January 31, 2002, which represented the pro rata MQD from October 30, 2001, the closing date of the initial public offering, through December 31, 2001.

11.	Related Party Transactions

General and Administrative

Penn Virginia charges us for certain corporate administrative expenses which are allocable to the Partnership. When allocating general corporate expenses, consideration is given to payroll, general corporate overhead and employee benefits. Any direct costs are charged directly to the Partnership. Total corporate administrative expenses charged to the Partnership totaled $1.5 million, $1.1 million and $1.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. These costs are reflected in general and administrative expenses in the accompanying consolidated statements of income. Management believes the allocation methodologies used are reasonable.

Accounts Payable—Affiliate

Amounts payable to related parties totaled $1.0 million and $0.6 million as of December 31, 2004 and 2003, respectively. This balance consists primarily of amounts due to the general partner for general and administrative expenses incurred on the Partnership’s behalf and is included in accounts payable on the accompanying consolidated balance sheets.

12.	Long-Term Incentive Plan

The long-term incentive plan is administered by the compensation committee of the general partner’s board of directors. We reimburse the general partner for all payments made pursuant to the programs. Grants may be made to employees and non-employee directors of restricted units, phantom units, options to purchase common units or deferred common units. Non-employee directors may also receive common units. The general partner must issue new units or acquire existing common units to be delivered upon the vesting of restricted units, common units to be issued upon the vesting of phantom units, or common units to be issued upon exercise of a unit option or upon the delivery of units underlying deferred common units. The general partner may purchase common units in the open market at the prevailing market price or directly from Penn Virginia Corporation or another third party, including units already owned by the general partner. The general partner is entitled to reimbursement by us for the cost incurred in acquiring these common units or in paying cash in lieu of common units upon vesting of the phantom units. The aggregate number of units reserved for issuance under the long-term incentive plan is 300,000.

For the year ended December 31, 2004, the general partner granted an aggregate of 21,361 units under the Plan with a weighted average grant-date fair value of $34.70 per unit, including 16,400 restricted common units granted to officers and employees of the general partner and 4,961 common units granted to non-employee directors. For the year ended December 31, 2003 the general partner granted an aggregate of 15,950 units under the Plan with a weighted average grant-date fair value of $23.41 per unit, including 8,950 restricted common

PENN VIRGINIA RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

units granted to officers and employees of the general partner, 4,000 restricted common units granted to non-employee directors and 3,000 common units granted to non-employee directors. For the year ended December 31, 2002 the general partner granted an aggregate of 37,500 units under the Plan with a weighted average grant-date fair value of $24.50 per unit, including 21,500 restricted common units granted to officers of the general partner and 16,000 restricted common units granted to non-employee directors, of which 4,000 vested in 2002. Twenty-five percent (15,713 units) of outstanding restricted units vested in November 2004.

The general partner is reimbursed for all direct compensation expenses incurred on our behalf, and the amount is charged to expense over the vesting period. General and administrative expenses relating to the vesting of restricted units totaled $0.4 million, $0.2 million and $0.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

13.	Commitments and Contingencies

Rental Commitments

Minimum annual rental commitments payable by the Partnership under all coal property non-cancelable operating leases in effect at December 31, 2004, were $0.4 million per year. The rental commitments relate to various coal reserves that we lease and do not expire until the respective reserves have been exhausted or the leases have been cancelled. We believe the future rental commitments cannot be estimated with certainty; however, based on historical trends, we believe that we will incur approximately $0.4 million in rental commitments in perpetuity until the reserves have been exhausted.

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

We have reclamation bonding requirements with respect to certain unleased and inactive properties. As of December 31, 2004 and 2003, environmental liabilities totaled $1.5 million and $1.6 million, respectively, which represents our best estimate of these liabilities as of those dates. Given the uncertainty of when the reclamation area will meet regulatory standards, a change in this estimate could occur in the future. The environmental liabilities are not covered by the indemnification agreement with Penn Virginia.

Mine Health and Safety Laws

There are numerous mine health and safety laws and regulations applicable to the coal mining industry. However, since we do not operate any mines and do not employ any coal miners, we are not subject to such laws and regulations. Accordingly, we have not accrued any related liabilities.

PENN VIRGINIA RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	Major Lessees

The Partnership depends on a few groups of lessees for a significant portion of its revenues. Each lessee group generally includes two or more affiliated entities which conduct mining operations at several locations. Revenues from major lessee groups that exceed ten percent of total revenues are as follows:

	Year Ended December 31,
	2004		2003		2002
	Revenues	%	Revenues	%	Revenues	%
	(dollars in thousands)
Lessee group A—Coal royalty segment	$15,085	19.9	$14,187	25.5	$706	1.8
Lessee group B—Coal royalty segment	13,219	17.5	6,775	12.2	5,175	13.4
Lessee group C—Coal royalty and coal services segments	10,541	13.9	5,179	9.3	2,800	7.3
Lessee group D—Coal royalty segment	10,193	13.5	7,906	14.2	7,059	18.3
Lessee group E—Coal royalty and coal services segments	9,289	12.3	6,760	12.1	6,738	17.5

15.	Segment Information

Segment information has been prepared in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” Pursuant to SFAS No. 131, operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision-making group, in assessing performance. Our chief operating decision-making group consists of the Chief Executive Officer and other senior officials. This group routinely reviews and makes operating and resource allocation decisions among our coal royalty and coal services operations. Our reportable segments are as follows:

Coal Royalty

The coal royalty segment includes management of coal properties located in the Appalachian region of the United States and New Mexico and other land management activities such as selling standing timber and real estate rentals.

Coal Services

The coal services segment consists primarily of fee-based infrastructure facilities leased to certain lessees to generate additional coal services revenues and our investment in a joint venture which provides coal handling facilities to end-user industrial plants.

PENN VIRGINIA RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of certain financial information relating to the Partnership’s segments:

	Coal Royalty	Coal Services	Total
	(in thousands)
For the year ended December 31, 2004
Revenues, before equity earnings	$71,843	$3,391	$75,234
Equity earnings	—	396	396
Operating costs and expenses	15,456	1,023	16,479
Depreciation, depletion and amortization	16,288	2,344	18,632

Operating income (loss)	$40,099	$420	$40,519

Interest expense			(7,267)
Interest income			1,063

Net income			$34,315

Total assets	$243,768	$40,667	$284,435
Equity investments	—	27,881	27,881
Capital expenditures (1)	1,363	785	2,148

For the year ended December 31, 2003
Revenues	$53,530	$2,112	$55,642
Operating costs and expenses	10,269	2,235	12,504
Depreciation, depletion and amortization	15,328	1,250	16,578

Operating income (loss)	$27,933	$(1,373)	$26,560

Interest expense			(4,986)
Interest income			1,223
Cumulative effect of change in accounting principle			(107)

Net income			$22,690

Total assets	$245,781	$14,111	$259,892
Capital expenditures (2)	6,449	4,009	10,458

For the year ended December 31, 2002
Revenues	$36,460	$2,148	$38,608
Operating costs and expenses	9,097	1,129	10,226
Depreciation, depletion and amortization	3,274	681	3,955

Operating income (loss)	$24,089	$338	$24,427

Interest expense			(1,758)
Interest income			2,017

Net income			$24,686

Total assets	$252,269	$14,306	$266,575
Capital expenditures (3)	138,520	9,015	147,535

(1)	Includes noncash expenditures of $1.1 million.
(2)	Includes noncash expenditures of $5.2 million.
(3)	Includes noncash expenditures of $54.7 million.

Operating income is equal to total revenues less operating costs and expenses and depreciation, depletion and amortization. Operating income does not include certain other income items, interest expense, interest income and income taxes. Identifiable assets are those assets used in the Partnership’s operations in each segment.

PENN VIRGINIA RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Quarterly Financial Information (Unaudited)

Summarized Quarterly Financial Data:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004	(in thousands, except share data)
Revenues	$17,963	$18,732	$19,397	$19,538
Operating income	9,188	9,616	10,540	11,175
Net income	$8,127	$8,469	$9,147	$8,572
Basic and diluted net income per limited partner unit, common and subordinated	$0.44	$0.46	$0.50	$0.46
Weighted average number of units outstanding, basic and diluted:
Common	10,407	10,425	10,425	11,700
Subordinated	7,650	7,650	7,650	6,375

2003
Revenues	$13,241	$13,281	$12,812	$16,308
Operating income	6,076	6,216	6,350	7,918
Net income	$5,514	$5,159	$5,269	$6,748
Basic and diluted net income per limited partner unit, common and subordinated: *	$0.30	$0.28	$0.29	$0.37
Weighted average number of units outstanding, basic and diluted:
Common	10,127	10,292	10,373	10,373
Subordinated	7,650	7,650	7,650	7,650

*	First quarter amount is net of $0.01 per limited partner unit cumulative effect of change in accounting principle.

17.	Subsequent Event

In connection with the Cantera Acquisition, we entered into notional derivative contracts in January 2005 to mitigate the risk of price volatility for approximately 75 percent of the net volume of natural gas liquids expected to be sold from April 2005 through December 2006. As of February 25, 2005, the derivative instruments had an aggregate fair value of $6.7 million, favorable to the counterparty. Upon closing of the Cantera Acquisition, we expect the derivative instruments to qualify as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Until closing the acquisition, the derivative instruments will not qualify for hedge accounting; thus, changes in the derivative instruments’ fair value prior to the closing will be recognized in earnings immediately. The fair value of the derivative instruments will change as the market prices of the underlying commodities change. Any settlement of the derivative instruments will be paid or received over the 21-month term of the contracts.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls	and Procedures

(a) Disclosure Controls and Procedures

The Partnership, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, performed an evaluation of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Securities and Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Partnership’s principal executive officer and principal financial officer concluded that such disclosure controls and procedures are effective to ensure that material information relating to the Partnership, including its consolidated subsidiaries, was accumulated and communicated to the Partnership’s management and made known to the principal executive officer and principal financial officer, during the period for which this periodic report was being prepared.

(b) Internal Control over Financial Reporting

Our management, including our chief executive officer and our chief financial officer, is responsible for establishing and maintaining adequate internal control over our financial reporting. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. This evaluation was completed in accordance with the framework published by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has concluded that, as of December 31, 2004, our internal control over financial reporting was effective. KPMG LLP has issued an attestation on our management’s assessment of our internal control over financial reporting.

(c) Changes in Internal Control over Financial Reporting

No changes were made in the Partnership’s internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as discussed in the following paragraph.

During the quarter ended December 31, 2004, we updated our software and implemented stricter user access controls in connection with our remediation of the material weakness we identified and disclosed in the quarter ended September 30, 2004.

Item 9B. Other	Information

There was no information which was required to be disclosed by the Company on a Current Report on Form 8-K during the fourth quarter of 2004, which the Company did not so disclose.

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

Name	Age	Position with the General Partner
A. James Dearlove	57	Chairman of the Board of Directors and Chief Executive Officer
Edward B. Cloues, II	57	Director
John P. DesBarres	65	Director
Keith B. Jarrett	56	Director
James R. Montague	57	Director
Richard M. Whiting	50	Director
Keith D. Horton	51	President, Chief Operating Officer and Director
Nancy M. Snyder	52	Vice President, General Counsel and Director
Frank A. Pici	49	Vice President, Chief Financial Officer and Director
Ronald K. Page	54	Vice President, Corporate Development

A. James Dearlove has served as the Chairman of the Board of Directors and Chief Executive Officer of the general partner since December 2002 and October 2001, respectively. He has served in various capacities with Penn Virginia Corporation since 1977, including as President and Chief Executive Officer since May 1996, President and Chief Operating Officer from 1994 to May 1996, Senior Vice President from 1992 to 1994 and Vice President from 1986 to 1992. He also serves as a director of the National Council of Coal Lessors.

Edward B. Cloues, II is a director of the general partner. Since January 1998, Mr. Cloues has served as Chairman of the Board and Chief Executive Officer of K-Tron International, Inc., a provider of material handling equipment and systems. From October 1979 to January 1998, Mr. Cloues was a partner of Morgan, Lewis & Bockius LLP, an international law firm. He also serves as a director of Penn Virginia Corporation and is the non-executive Chairman of the Board, a member of the Human Resources Committee and the Chairman of the Executive Committee, of AMREP Corporation.

John P. DesBarres is a director of the general partner. He is currently a private investor and leadership consultant residing in Park City, Utah. From 1991 to 1995 he served as the Chairman, President and Chief Executive Officer of Transco Energy Company, an energy company which merged with The Williams Companies, Inc. in 1995. Mr. DesBarres serves as a director of American Electric Power, Inc. (“AEP”) and Texas Eastern Products Pipeline, Inc., the general partner of TEPPCO Partners, LP (“TPP”). He serves as chairman of the Human Resources Committee of the AEP Board and also as a member of the AEP Governance Committee. He also serves as chairman of the TPP Special Committee and is a member of the Compensation and Audit Committees of the TPP Board.

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

James R. Montague is a director of the general partner. From 2001 to 2002, Mr. Montague served as President of EnCana Gulf of Mexico LLC, a subsidiary of EnCana Corporation, which is in the business of oil and gas exploration and production. From 1996 to June 2001, he served as President of two subsidiaries of International Paper Company, IP Petroleum Company, an exploration and production oil and gas company, and GCO Minerals Company, a company that manages International Paper Company’s mineral holdings. Mr. Montague also serves as Chairman of the Board of Memorial Hermann Healthcare System. Mr. Montague is a director, and a member of the Compensation Committee, of both the general partner of Magellan Midstream Partners and of The Meridian Resource Corporation.

Richard M. Whiting is a director of the general partner. Mr. Whiting has been employed by Peabody Energy Corporation in various capacities since 1976 and currently serves as Executive Vice President—Sales, Marketing and Trading.

Keith D. Horton has served as the President, Chief Operating Officer and a director of the general partner since October 2001. He has also served in various capacities with Penn Virginia Corporation since 1981, including as a director and Executive Vice President since December 2000, Vice President of Eastern Operations from 1999 to 2000 and Vice President from 1996 to 1999. Mr. Horton serves as a director of the Virginia Mining Association, Powell River Project and Eastern Coal Council.

Nancy M. Snyder has served as Vice President, General Counsel and a director of the general partner since October 2001. She has also served in various capacities with Penn Virginia Corporation since 1997, including as Senior Vice President since February 2003, as Vice President from December 2000 to February 2003 and as General Counsel and Corporate Secretary since 1997. From 1993 to 1997, Ms. Snyder was a solo practitioner representing clients generally in connection with mergers and acquisitions and general corporate matters. From 1990 to 1993, Ms. Snyder served as general counsel to Nan Duskin, Inc. and its affiliated companies, which were in the businesses of womens’ retail fashion and real estate. From 1983 to 1989, Ms. Snyder was an associate at the law firm of Duane Morris LLP, where she practiced securities, banking and general corporate law.

Frank A. Pici has served as Vice President and Chief Financial Officer of the general partner since October 2001 and as a director since October 2002. He has also served as Executive Vice President and Chief Financial Officer of Penn Virginia Corporation since September 2001. From 1996 to 2001 Mr. Pici served as Vice President—Finance and Chief Financial Officer of Mariner Energy, Inc., a Houston, Texas-based oil and gas exploration and production company. Mr. Pici worked in various positions at Cabot Oil & Gas Company including as Corporate Controller from 1994 to 1996, Director, Internal Audit from 1992 to 1994, and Region Accounting Manager from 1989 to 1992.

Ronald K. Page has served as Vice President, Corporate Development for the general partner since July 2003. From January 1998 to May 2003, Mr. Page served in various positions with El Paso Field Services Company, including Vice President of Commercial Operations—Texas Pipelines and Processing, Vice President of Business Development and Director of Business Development. From October 1995 through December 1997, Mr. Page was employed as Vice President of Business Development by TPC Corporation (formerly Texas Power Corporation). For 17 years prior to 1995, Mr. Page served in various positions at Seagull Energy Corporation, including Vice President of Operations at Seagull’s Enstar Natural Gas Company, Vice President of Pipelines and Marketing and Manager of Engineering.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors of the general partner and persons who own more than ten percent of a registered class of our equity securities to file reports of beneficial ownership and changes in beneficial ownership with the Securities and Exchange Commission and to furnish us with copies of all such reports. We believe that all such filings were made on a timely basis in 2004.

Item 11.	Executive Compensation

The officers of the general partner manage and operate our business. We do not directly employ any of the persons responsible for managing or operating our business, but instead reimburse the general partner for the services of such persons. The following table sets forth the compensation paid during 2004, 2003 and 2002 for services rendered in all capacities to the general partner’s Chief Executive Officer and the other four most highly compensated executive officers whose compensation exceeded $100,000 in 2004.

Summary Compensation Table

	Year	Annual Compensation			Long-Term Compensation	All Other Compensation ($)(4)
Name and Principal Position		Salary ($)(1)	Bonus ($)(1)	Other Annual Compensation ($)(1)(2)	LTIP Payouts ($)(3)
A. James Dearlove Chief Executive Officer	2004 2003 2002	170,000 165,000 155,000	110,000 62,500 62,500	238,000 35,715 138,900	145,777 — —	774 774 774

Keith D. Horton President and Chief Operating Officer	2004 2003 2002	217,800 211,500 202,500	130,500 72,000 27,000	217,800 35,715 196,775	154,612 — —	414 414 486

Ronald K. Page Vice President, Corporate Development(5)	2004 2003	148,500 72,000	90,000 28,800	180,000 16,950	13,827 —	287 207

Frank A. Pici Vice President and Chief Financial Officer	2004 2003 2002	116,500 113,000 107,500	70,000 40,000 30,000	140,000 23,810 81,025	60,740 — —	270 270 263

Nancy M. Snyder Vice President and General Counsel	2004 2003 2002	100,000 96,250 87,500	60,000 40,000 40,000	120,000 23,810 81,025	60,740 — —	414 414 264

(1)	Messrs. Dearlove, Horton, Page and Pici and Ms. Snyder devote approximately 50 percent, 90 percent, 90 percent, 50 percent and 50 percent of their professional time, respectively, to the business and affairs of the Partnership. They devote the balance of their professional time to the business and affairs of Penn Virginia Corporation, which is the indirect sole member of the general partner. For administrative purposes, Penn Virginia Corporation pays these amounts directly to these officers, and then the general partner reimburses such amounts to the general partner. The chart above does not include amounts paid to these officers in consideration for time devoted to the business of Penn Virginia Corporation.
(2)	These amounts include the value on the date of grant of restricted units granted under the general partner’s Long Term Incentive Plan. Generally, these restricted units vest 25 percent, 25 percent and 50 percent on October 30 of each of 2004, 2005 and 2006, respectively, if the Partnership has made all minimum quarterly distributions payable to unitholders as required under its partnership agreement prior to the time of such vesting. These amounts also include car allowances, which Penn Virginia Corporation pays directly to the named executives and then receives reimbursement from the general partner. The amounts of car allowance reimbursements made by the general partner range from approximately $3,000 to approximately $8,000 per year. Messrs. Dearlove, Horton, Page, Pici and Ms. Snyder received $25,020, $27,600, $2,390, $11,140 and $11,140, respectively, of distributions paid with respect to the restricted units in 2004. Restricted units may not be transferred, and are subject to forfeiture upon termination of employment, until such time as the restricted units vest.
(3)	Represents the value of restricted units which vested on November 12, 2004.
(4)	Reflects reimbursements to Penn Virginia Corporation for life insurance premiums.
(5)	Mr. Page joined the general partner in July 2003.

Compensation of Directors

During the year ended December 31, 2004, each non-employee director of the general partner was entitled to receive 4,000 restricted units upon election to the Board, 1,000 common units on the first business day of each year and quarterly cash payments of $3,750 each. Each non-employee director also received $1,000 for each Board of Directors and committee meeting he attended. Committee Chairmen received an additional $250 for each meeting they chaired.

Beginning on January 1, 2005, each non-employee director of the general partner will receive an annual retainer of $110,000, consisting of $20,000 of cash and $90,000 worth of deferred common units. The actual number of deferred common units awarded in any given year will be based on the fair market value of the Partnership’s units on the date on which such award is granted. Each deferred common unit represents one common unit representing a limited partner interest in the Partnership, which vests immediately upon issuance and is available to the holder upon termination or retirement from the Board. [Directors are restricted from selling such units until six months after such termination or retirement.] The Chairperson of the Audit Committee receives an annual cash retainer of $15,000, and each Audit Committee member receives an annual cash retainer of $10,000. The Chairpersons of all other Committees receive annual cash retainers of $2,500. In addition to annual retainers, each non-employee director receives $1,000 cash for each Board of Directors and Committee meeting he attends. Directors appointed during a year, or who cease to be directors during a year, receive a pro rata portion of cash and deferred common units. Directors may elect to receive any cash payments in common stock or deferred common units, and may elect to defer the receipt of any cash or units they receive under the Company’s Non-Employee Directors Deferred Compensation Plan.

Long-term Incentive Plan

The Amended and Restated Penn Virginia Resource GP, LLC, Long-Term Incentive Plan permits the grant of awards covering an aggregate of 300,000 common units to employees and directors of the general partner and employees of its affiliates who perform services for us. Awards under the long-term incentive plan can be for common units, restricted units, unit options, phantom units and deferred common units. The plan is administered by the compensation committee of the general partner’s board of directors.

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

Restricted Units. A restricted unit entitles the grantee to receive a common unit upon the vesting of the restricted unit. The general partner granted 16,400 restricted units to directors, officers and employees of the general partner in 2004 with respect to services rendered in 2003. Restricted units vest upon terms established by the committee, but in no case earlier than the conversion to common units of the Partnership’s outstanding subordinated units. In addition, the restricted units will vest upon a change of control of the general partner or Penn Virginia Corporation.

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

Deferred Common Units. The long-term incentive plan permits the grant of deferred common units to directors. Each deferred common unit represents one common unit, which vests immediately upon issuance and is available to the holder upon termination or retirement from the board of directors of the general partner. Deferred common units awarded to directors receive all cash or other distributions paid by the Partnership on account of its common units.

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The following table sets forth, as of February 24, 2005, the amount and percentage of the Partnership’s units beneficially owned by (i) each person known by the Partnership to own beneficially more than five percent of its units, (ii) each director of the general partner, (iii) each executive officer of the general partner and (iv) all executive officers and directors of the general partner as a group.

Name of Beneficial Owner	Common Units		Percentage of Common Units(1)	Subordinated Units	Percentage of Subordinated Units(1)	Percentage of Total Units
Penn Virginia Resource LP Corp. (2)	1,907,248		15.5	5,351,282	93.3	40.2
Kanawha Rail Corp (2)	139,178		1.1	386,128	6.7	2.9
Peabody Natural Resources Company	838,158		6.8	—	—	4.6
Edward B. Cloues, II	7,383	(3)	—	—	—	—
A. James Dearlove	18,600	(4)	—	—	—	—
John P. DesBarres	17,422	(3)	—	—	—	—
Keith D. Horton	18,300	(5)	—	—	—	—
Keith B. Jarrett	10,422	(3)	—	—	—	—
James R. Montague	7,922	(3)	—	—	—	—
Ronald K. Page	1,250	(7)	—	—	—	—
Frank A. Pici	7,000	(8)	—	—	—	—
Nancy M. Snyder	8,000	(8)	—	—	—	—
Richard M. Whiting	2,000
All directors and executive officers as a group (10 persons)	98,299		—	—	—	—

(1)	Based on 12,338,458 common units issued and outstanding February 24, 2005 and 5,737,410 subordinated units issued and outstanding on February 24, 2005. On February 24, 2005, there were approximately 8,000 holders of the Partnership’s common units and two holders of the Partnership’s subordinated units. Unless otherwise indicated, beneficial ownership is less than one percent of the Partnership’s common units and/or subordinated units.
(2)	Penn Virginia Corporation is the ultimate parent company of Penn Virginia Resource LP Corp., Kanawha Rail Corp. and Penn Virginia Resource GP, LLC. As such, Penn Virginia Corporation may be deemed to beneficially own the units held by Penn Virginia Resource LP Corp., Kanawha Rail Corp. and Penn Virginia Resource GP, LLC which, together, constitute 16.6 percent of the Partnership’s common units, and 100 percent of the Partnership’s subordinated units.
(3)	Includes 3,000 restricted units which are currently subject to a restriction against transfer and an obligation to forfeiture to the general partner upon termination of Board membership for any reason other than death. Such restrictions lapse at the same time and in the same proportion as our outstanding subordinated units are converted to common units during the Subordination Period (as defined in the Partnership’s Amended and Restated Agreement of Limited Partnership). See Item 11, “Executive Compensation—Long Term Incentive Plan.” Also includes 422 deferred common units.
(4)	Includes 9,900 Restricted Units.
(5)	Includes 10,500 Restricted Units.
(6)	Includes 1,275 Restricted Units.
(7)	Includes 938 Restricted Units.
(8)	Includes 4,125 Restricted Units.

Item 13. Certain	Relationships and Related Transactions

We are managed and controlled by our general partner pursuant to our partnership agreement. Under our partnership agreement, the general partner is reimbursed for all direct and indirect expenses it incurs or payments it makes on our behalf. These expenses include salaries, fees and other compensation and benefit expenses of employees, officers and directors, insurance, other administrative or overhead expenses and all other expenses necessary or appropriate to conduct our business. The costs allocated to us by the general partner for administrative services and overhead totaled $1.5 million, $1.1 million and $1.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

The partnership agreement provides for incentive distributions payable to the general partner out of the Partnership’s Available Cash (as defined in the partnership agreement) in the event quarterly distributions to unitholders exceed certain specified targets. In general, subject to certain limitations, if a quarterly distribution exceeds a target of $0.55 per common unit, the general partner will receive incentive distributions equal to (i) 15 percent of that portion of the distribution per common unit which exceeds but is not more than $0.65, plus (ii) 25 percent of that portion of the quarterly distribution per common unit which exceeds $0.65 but is not more than $0.75, plus (iii) 50 percent of that portion of the quarterly distribution per common unit which exceeds $0.75. See also Item 1, “Business—Ownership by and Relationship with Penn Virginia Corporation.”

Item 14. Principal	Accountant Fees and Services

The following table presents fees for professionals audit services rendered by KPMG LLP for the audit of the Partnership’s annual financial statements for 2004 and 2003, and fees billed for other services rendered by KPMG LLP.

	2004	2003
Audit fees (1)	$434,800	$279,950
Audit related fees (2)	14,200	5,000
Tax fees	—	—
All other fees	—	—

Total fees	$449,000	$284,950

(1)	Audit fees consist of fees for the audits of the Partnership’s and the General Partner’s financial statements, the audit of the Partnership’s internal controls over financial reporting (2004 only), consents for registration statements and comfort letters. Also included in audit fees are reimbursements of travel related expenses. In 2004, our audit fees include $193,000 pertaining to the audit of internal controls over financial reporting.
(2)	Audit-related fees in 2004 and 2003 include $5,000 pertaining to debt compliance letters issued by KPMG for our $90 million senior notes. In 2004, we paid additional audit-related fees of $9,200 pertaining to accounting consultations related to acquisitions. There were no such fees for 2003.

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

Part IV

Item 15. Exhibits,	Financial Statement Schedules and Reports on Form 8-K

The following documents are filed as exhibits to this Report on Form 10-K.

(a)    Financial Statements

1.	Financial Statements—The financial statements filed herewith are listed in the Index to Financial Statements on page 38 of this report.
2.	All schedules are omitted because they are not required, inapplicable or the information is included in the consolidated financial statements or the notes thereto.
3.	Exhibits
(3.1)	Certificate of Limited Partnership of Penn Virginia Resource Partners, L.P. (incorporated by reference to Exhibit 3.1 to Registrant’s Form S-1 filed on July 19, 2001)
(3.2)	First Amended and Restated Agreement of Limited Partnership of Penn Virginia Resource Partners, L.P. (incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)
(3.3)	Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of Penn Virginia Resource Partners, L. P. (incorporated by reference to Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)
(3.4)	Amendment No. 2 to First Amended and Restated Agreement of Limited Partnership of Penn Virginia Resource Partners, L. P. (incorporated by reference to Exhibit 3.4 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003)
(3.5)	Amendment No. 3 to First Amended and Restated Agreement of Limited Partnership of Penn Virginia Resource Partners, L. P. (incorporated by reference to Exhibit 3.5 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003)
(3.6)	Certificate of Formation of Penn Virginia Operating Co., LLC (incorporated by reference to Exhibit 3.3 to Amendment No. 2 to Registrant’s Form S-1 filed October 4, 2001)
(3.7)	Form of Amended and Restated Limited Liability Company Agreement of Penn Virginia Operating Co., LLC (incorporated by reference to Exhibit 3.4 to Amendment No. 3 to Registrant’s Form S-1 filed October 16, 2001)
(3.8)	Certificate of Formation of Penn Virginia Resource GP, LLC (incorporated by reference to Exhibit 3.5 to Amendment No. 1 to Registrant’s Form S-1 filed September 7, 2001)
(3.9)	Third Amended and Restated Limited Liability Company Agreement of Penn Virginia Resource GP, LLC (incorporated by reference to Exhibit 3.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)
(10.1)	Credit Agreement dated October 30, 2001 among Penn Virginia Operating Co., LLC, PNC Bank, National Association as agent and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to Registrant’s Form S-1 filed October 4, 2001)
(10.2)	Third Amendment to Credit Agreement dated as of October 31, 2003 among Penn Virginia Operating Co., LLC, PNC Bank, National Association as agent and the other financial institutions party thereto. (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003)
(10.3)	Fourth Amendment to Credit Agreement dated as of July 1, 2004, among Penn Virginia Operating Co., LLC, PNC Bank, National Association as agent and the other financial institutions party thereto. (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004)

(10.4)	Contribution and Conveyance Agreement, dated as of September 13, 2001 among Penn Virginia Operating Co., LLC, Penn Virginia Holding Corp., Penn Virginia Resource Holdings Corp., Penn Virginia Resource LP Corp., Penn Virginia Resource GP Corp. and the other parties named therein (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to Registrant’s Form S-1 filed October 4, 2001)
(10.5)	Contribution, Conveyance and Assumption Agreement, dated September 14, 2001, among Penn Virginia Resource GP, LLC, Penn Virginia Resource Partners, L.P., Penn Virginia Operating Co., LLC and the other parties named therein (incorporated by reference to Exhibit 10.3 to Amendment No. 2 to Registrant’s Form S-1 filed October 4, 2001)
(10.6)	Penn Virginia Resource GP, LLC Amended and Restated Long-Term Incentive Plan
(10.7)	Form of deferred common unit agreement
(10.8)	Form of restricted unit award agreement
(10.9)	Penn Virginia Resource GP, LLC Short-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to Registrant’s Form S-1 filed October 4, 2001)
(10.10)	Penn Virginia Resource GP, LLC Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003)
(10.11)	Omnibus Agreement dated October 30, 2001 among the Partnership, Penn Virginia Corporation, Penn\Virginia Resource GP, LLC and Penn Virginia Operating Co., LLC (“Omnibus Agreement”) (incorporated by reference to Exhibit 10.6 to Amendment No. 3 to Registrant’s Form S-1 filed October 16, 2001)
(10.12)	Amendment to Omnibus Agreement Dated December 19, 2002 (incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)
(10.13)	Coal Mining Lease dated December 19, 2002 between Suncrest Resources LLC and Sterling Smokeless Coal Company (incorporated by reference to Exhibit 10.8 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)
(10.14)	Coal Mining Lease and Sublease dated December 19, 2002 between Fieldcrest Resources LLC and Gallo Finance Company (incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)
(10.15)	Closing Contribution, Conveyance and Assumption Agreement dated October 30, 2001 among Penn Virginia Operating Co., LLC, Penn Virginia Corporation, Penn Virginia Resource Partners, L. P., Penn Virginia Resource GP, LLC, Penn Virginia Resource L.P. Corp., Wise LLC, Loadout LLC, PVR Concord LLC, PVR Lexington LLC, PVR Savannah LLC, Kanawha Rail Corp. (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to Registrant’s Form S-1 filed October 4, 2001)
(10.16)	Purchase and Sale Agreement by and among Peabody Energy Corporation, Eastern Associated Coal Corp., Peabody Natural Resources Company and Penn Virginia Resource Partners, L.P. (incorporated by reference to Registrant’s Report on Form 8-K filed on December 19, 2002)
(10.17)	Purchase and Sale Agreement by and among A. T. Massey Coal Company, Inc., Marten County Coal Corporation, Tennessee Consolidated Coal Co., Tennessee Energy Corp. and Road Fork Development Company, Inc. and Loadout LLC and Penn Virginia Resource Partners, L. P. dated as of July 1, 2004 (incorporated by reference to Registrant’s Current Report on Form 8-K filed on July 20, 2004)
(12.1)	Ratio of Earnings to Fixed Charges
(14)	Penn Virginia Resource GP, LLC and Penn Virginia Resource Partners, L.P. Executive and Financial Officer Code of Ethics (incorporated by reference to Exhibit 14 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003)
(21.1)	List of Subsidiaries of Penn Virginia GP, LLC (incorporated by reference to Exhibit 21.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)
(23.1)	Consent of KPMG LLP

(31.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99.1)	Balance sheet dated December 31, 2004, of Penn Virginia Resource GP, LLC, and Independent Auditors’ Report.

(b)    Reports on Form 8-K

On November 4, 2004, the Partnership furnished a Current Report on Form 8-K announcing that it issued a press release regarding its financial results for the three and nine months ended September 30, 2004.

On November 29, 2003, the Partnership furnished a Current Report on Form 8-K announcing that it entered into a Purchase Agreement with Cantera Resources Holdings LLC (“Holdings”) providing for the Partnership’s purchase from Holdings of 100 percent of the membership interests of Cantera Natural Gas, LLC for $191 million cash.

On February 7, 2005, and February 15, 2005, the Partnership furnished a Current Report on Form 8-K and an amendment thereto on Form 8-K/A, respectively, regarding a change to the compensation of the directors of the Partnership’s general partner.