Form 10-K/A
period 2004-12-31
PENN VIRGINIA RESOURCE PARTNERS L P
filed 2005-03-11
CIK 1144945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 that was originally filed on March 1, 2005 (the “Original Filing”) to amend Part III, Item 11, on page 65 of the Original Filing as disclosed herein. Generally, we have amended the Summary Compensation Table included in Item 11 to (a) disclose the values of restricted unit awards under the heading “Restricted Unit Award(s)” rather than under “Other Annual Compensation” and to reflect the values of those awards granted in 2004 rather than in 2005 and (b) expand the information contained in certain of the footnotes to the Summary Compensation Table.

This report continues to speak as of the date of the Original Filing, and we have not updated the disclosure in this report to speak as of a later date. All information contained in this report and the Original Filing is subject to updating and supplementing as provided in our periodic reports filed with the Securities and Exchange Commission.

i

PART III

Item 11.	Executive Compensation

The officers of the general partner manage and operate our business. We do not directly employ any of the persons responsible for managing or operating our business, but instead reimburse the general partner for the services of such persons. The following table sets forth the compensation paid during 2004, 2003 and 2002 for services rendered on behalf of the Partnership to the general partner’s Chief Executive Officer and the other four most highly compensated executive officers whose compensation exceeded $100,000 in 2004

Summary Compensation Table

	Year	Annual Compensation(1)			Long-Term Compensation(1)	All Other Compensation ($)(4)
Name and Principal Position		Salary ($)	Bonus ($)	Other Annual Compensation ($)(2)	Restricted Unit Award(s) ($)(3)
A. James Dearlove Chief Executive Officer	2004 2003 2002	170,000 165,000 155,000	110,000 62,500 62,500	7,916 5,496 4,869	199,329 35,715 138,900	774 774 774

Keith D. Horton President and Chief Operating Officer	2004 2003 2002	217,800 211,500 202,500	130,500 72,000 27,000	12,690 10,749 5,411	139,880 35,715 196,775	414 414 486

Ronald K. Page Vice President, Corporate Development(5)	2004 2003	148,500 72,000	90,000 28,800	5,400 10,800	16,950 22,410	287 207

Frank A. Pici Vice President and Chief Financial Officer	2004 2003 2002	116,500 113,000 107,500	70,000 40,000 30,000	5,428 4,322 4,863	34,970 23,810 81,025	270 270 263

Nancy M. Snyder Vice President and General Counsel	2004 2003 2002	100,000 96,250 87,500	60,000 40,000 40,000	4,166 4,309 3,633	34,970 23,810 81,025	414 414 264

(1)	Messrs. Dearlove, Horton, Page and Pici and Ms. Snyder devote approximately 50 percent, 90 percent, 90 percent, 50 percent and 50 percent of their professional time, respectively, to the business and affairs of the Partnership. They devote the balance of their professional time to the business and affairs of Penn Virginia Corporation, which is the indirect sole member of the general partner. For administrative purposes, Penn Virginia Corporation pays these amounts directly to these officers, and then the general partner reimburses such amounts to the general partner. The chart above does not include amounts paid to these officers in consideration for time devoted to the business of Penn Virginia Corporation.
(2)	These amounts reflect car allowances, which Penn Virginia Corporation pays directly to the named executives and then receives reimbursement from the general partner.
(3)

These amounts include the value on the date of grant of restricted units granted under the general partner’s Long Term Incentive Plan. Twenty-five percent of these restricted units vested on November 12, 2004. Generally, the balance of these restricted units will vest 25 percent and 50 percent on the date of the first distribution paid after September 30 of each of 2005 and 2006, respectively, if the Partnership has made all minimum quarterly distributions payable to unitholders as required under its partnership agreement prior to the time of such vesting. Messrs. Dearlove, Horton, Page, Pici and Ms. Snyder received $25,020, $27,600, $2,390, $11,140 and $11,140, respectively, of distributions paid with respect to these restricted units in 2004, $14,700, $19,850, $780, $8770 and $8,770 of such distributions in 2003 and $9,000, $12,750, $0, $5,250 and $5,250 of such distributions in 2002. Restricted units may not be transferred, and are subject to forfeiture upon termination of employment, until such time as the restricted units vest. The table below sets forth the number and aggregate market value of restricted units held on December 31, 2004 by each of the executive officers named in the Summary Compensation Table. The value of these restricted units was determined by multiplying the closing market price of the Partnership’s common units on December 31, 2004 by the number of restricted units held on such date.

Name	Number	Market Value ($)
A. James Dearlove	9,900	515,790
Keith D. Horton	10,500	547,050
Ronald K. Page	938	48,870
Frank A. Pici	4,125	214,913
Nancy M. Snyder	4,125	214,913

(4)	Reflects reimbursements to Penn Virginia Corporation for life insurance premiums.
(5)	Mr. Page joined the general partner in July 2003.

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

2

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

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENN VIRGINIA RESOURCE PARTNERS, L.P.

By: PENN VIRGINIA RESOURCE GP, LLC

	By:	/S/ FRANK A. PICI
March 11, 2005		(Frank A. Pici, Vice President and Chief Financial Officer)

	By:	/S/ FORREST W. MCNAIR
March 11, 2005		(Forrest W. McNair, Vice President and Principal Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/S/ A. JAMES DEARLOVE (A. James Dearlove)	Chairman of the Board and Chief Executive Officer	March 11, 2005

/S/ EDWARD B. CLOUES, II (Edward B. Cloues, II)	Director	March 11, 2005

/S/ JOHN P. DESBARRES (John P. Desbarres)	Director	March 11, 2005

/S/ KEITH D. HORTON (Keith D. Horton)	President, Chief Operating Officer and Director	March 11, 2005

/S/ KEITH B. JARRETT (Keith B. Jarrett)	Director	March 11, 2005

/S/ JAMES R. MONTAGUE (James R. Montague)	Director	March 11, 2005

/S/ FRANK A. PICI (Frank A. Pici)	Vice President, Chief Financial Officer and Director	March 11, 2005

/S/ NANCY M. SNYDER (Nancy M. Snyder)	Vice President, General Counsel and Director	March 11, 2005

/S/ RICHARD M. WHITING (Richard M. Whiting)	Director	March 11, 2005

4

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following documents are filed as exhibits to this Report on Form 10-K/A.

(a) Exhibits

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

5