Form 10-Q
period 2005-03-31
PENN VIRGINIA RESOURCE PARTNERS L P
filed 2005-05-10
CIK 1144945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-16735

PENN VIRGINIA RESOURCE PARTNERS, L.P.

(Exact Name of Registrant as Specified in Its Charter)

Virginia	23-3087517
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

THREE RADNOR CORPORATE CENTER, SUITE 230 100 MATSONFORD ROAD RADNOR, PA 19087
(Address of Principal Executive Offices)	(Zip Code)

(610) 687-8900

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report.)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by a check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of May 2, 2005, 14,875,300 common and 5,737,410 subordinated limited partner units were outstanding.

PENN VIRGINIA RESOURCE PARTNERS, L.P.

PART I. Financial Information

Item 1. Financial Statements

PENN VIRGINIA RESOURCE PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF INCOME - unaudited

(in thousands, except per unit data)

	Three Months Ended March 31,
	2005	2004
Revenues
Natural gas midstream	$26,278	$—
Coal royalties	18,053	16,860
Other	1,859	1,103

Total revenues	46,190	17,963

Expenses
Cost of gas purchased	21,837	—
Operating	1,827	1,749
Taxes other than income	382	284
General and administrative	2,765	1,973
Depreciation, depletion and amortization	5,079	4,769

Total operating expenses	31,890	8,775

Operating income	14,300	9,188

Other income (expense)
Interest expense	(3,114)	(1,329)
Interest income	279	268
Unrealized loss on derivatives	(13,936)	—

Net income (loss)	$(2,471)	$8,127

General partner’s interest in net income (loss)	$(58)	$163

Limited partner’s interest in net income (loss)	$(2,413)	$7,964

Basic and diluted net income (loss) per limited partner unit, common and subordinated	$(0.13)	$0.44

Weighted average number of units outstanding, basic and diluted:
Common	12,618	10,407
Subordinated	5,737	7,650

The accompanying notes are an integral part of these consolidated financial statements.

PENN VIRGINIA RESOURCE PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,801	$20,997
Accounts receivable	50,327	8,668
Other current assets	5,387	541

Total current assets	78,515	30,206

Property and equipment	426,244	271,546
Less: Accumulated depreciation, depletion and amortization	54,257	49,931

Net property and equipment	371,987	221,615

Equity investments	28,239	27,881
Goodwill	7,958	—
Intangibles	39,642	—
Other long-term assets	5,541	4,733

Total assets	$531,882	$284,435

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$35,568	$1,046
Accrued liabilities	2,261	2,943
Current portion of long-term debt	6,496	4,800
Deferred income	1,430	1,207
Derivative liabilities	11,108	—

Total current liabilities	56,863	9,996

Deferred income	9,365	8,726
Other liabilities	3,950	2,803
Derivative liabilities	8,662	—
Long-term debt	190,936	112,926

Commitments and contingencies

Partners’ capital	262,106	149,984

Total liabilities and partners’ capital	$531,882	$284,435

The accompanying notes are an integral part of these consolidated financial statements.

PENN VIRGINIA RESOURCE PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

(in thousands)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities
Net income (loss)	$(2,471)	$8,127
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	5,079	4,769
Unrealized loss on derivatives	13,936	—
Gain on sale of property and equipment	(8)	(3)
Noncash interest expense	1,225	126
Equity earnings	(298)	—
Changes in operating assets and liabilities	(6,018)	(2,748)

Net cash provided by operating activities	11,445	10,271

Cash flows from investing activities
Acquisitions, net of cash acquired	(204,984)	—
Additions to property and equipment	(289)	(404)
Other	52	169

Net cash used in investing activities	(205,221)	(235)

Cash flows from financing activities
Payments for debt issuance costs	(2,039)	—
Proceeds from borrowings	211,800	—
Repayments of borrowings	(131,500)	—
Proceeds from issuance of partners’ capital	127,730	—
Distributions to partners	(10,411)	(9,676)

Net cash provided by (used in) financing activities	195,580	(9,676)

Net increase in cash and cash equivalents	1,804	360
Cash and cash equivalents at beginning of period	20,997	9,066

Cash and cash equivalents at end of period	$22,801	$9,426

Supplemental disclosures of cash flow information
Cash paid for interest	$3,105	$2,515
Noncash investing and financing activities
Issuance of partners’ capital for acquisition	$—	$1,060

The accompanying notes are an integral part of these consolidated financial statements.

PENN VIRGINIA RESOURCE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

March 31, 2005

1. ORGANIZATION

Penn Virginia Resource Partners, L.P. (the “Partnership,” “we,” “our” or “us”), is a Delaware limited partnership formed by Penn Virginia Corporation in 2001 primarily to engage in the business of managing coal properties in the United States. Since the acquisition of a natural gas midstream business in March 2005, we conduct operations in two business segments: coal royalty, land leasing and coal services (for our lessees and third party end-users) and natural gas midstream.

In our coal royalty, land leasing and coal services segment, we do not operate any mines. Instead, we enter into leases with various third-party operators which give those operators the right to mine coal reserves on our land in exchange for royalty payments. We also provide fee-based infrastructure facilities to some of our lessees and third parties to generate coal services revenues. These facilities include coal loading facilities, preparation plants and coal handling facilities located at end-user industrial plants. We also sell timber growing on our land.

We purchased our midstream business on March 3, 2005 through the acquisition of Cantera Gas Resources, LLC (See Note 4.). As a result of this acquisition, we own and operate a significant set of midstream assets. Our midstream business derives revenues primarily from gas processing and gas purchase contracts with natural gas producers and from fees charged for gathering natural gas volumes and providing other related services.

The general partner of the Partnership is Penn Virginia Resource GP, LLC, a wholly owned subsidiary of Penn Virginia Corporation (“Penn Virginia”).

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Penn Virginia Resource Partners, L.P. and all wholly-owned subsidiaries. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission regulations. These statements involve the use of estimates and judgments where appropriate. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with our consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2004. Operating results for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. Certain reclassifications have been made to conform to the current period’s presentation.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting polices are consistent with those described in our Annual Report on Form 10-K for the year ended December 31, 2004, except as discussed below. Please refer to such Form 10-K for a further discussion of those policies.

Natural Gas Midstream Revenues

Revenues from the sale of natural gas liquids (“NGLs”) and residue gas is recognized when the NGLs and residue gas produced at our gas processing plants are sold. Gathering and transportation revenues are recognized based upon actual volumes delivered. Because it takes time to gather information from various purchasers and measurement locations and to calculate volumes delivered, the collection of natural gas midstream revenues may take up to 30 days following the month of production. Therefore, accruals for revenues and accounts receivable and the related cost of gas purchased and accounts payable are made based on estimates of natural gas purchased and NGLs and natural gas sold. Since the settlement process may take up to 30 days following the month of actual production, our financial results include estimates of production and revenues for the period of actual production. Any differences, which are not expected to be significant, between the actual amounts ultimately received or paid and the original estimates are recorded in the period they become finalized.

Goodwill

We had approximately $8.0 million of goodwill at March 31, 2005, based on the preliminary purchase price allocation for the Cantera Acquisition (as defined in Note 4). This amount may change based on the final purchase price allocation. The goodwill has been allocated to the midstream segment. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill will be assessed at least annually for impairment. We intend to test goodwill for impairment during the fourth quarter of our fiscal year.

Intangibles

Intangible assets at March 31, 2005, included $35.5 million for customer contracts and relationships and $4.6 million for rights of way. These amounts may change based on the final purchase price allocation as described in Note 4. Customer contracts and relationships are amortized on a straight-line basis over the expected useful lives of the individual contracts and relationships, which do not exceed 15 years. Rights of way are amortized on a straight-line basis over a period of 15 years. Total intangible amortization was approximately $0.4 million during the quarter ended March 31, 2005. There were no intangible assets or related amortization in 2004. As of March 31, 2005, accumulated amortization of intangible assets was $0.4 million.

Aggregate amortization expense for the year ending December 31, 2005, is estimated to be approximately $4.1 million. The following table summarizes our estimated aggregate amortization expense for the next five years (in thousands):

2006	$4,859
2007	3,960
2008	3,339
2009	3,072
2010	2,859
Thereafter	17,863

Total	$35,952

4. ACQUISITION OF NATURAL GAS MIDSTREAM BUSINESS

On March 3, 2005, we completed our acquisition (the “Cantera Acquisition”) of Cantera Gas Resources, LLC (“Cantera”), a midstream gas gathering and processing company with primary locations in the mid-continent area of Oklahoma and the panhandle of Texas. The midstream business operates as PVR Midstream LLC, a subsidiary of Penn Virginia Operating Co. LLC, which is a wholly owned subsidiary of the Partnership. As a result of the Cantera Acquisition, we own and operate a significant set of midstream assets that include approximately 3,400 miles of gas gathering pipelines and three natural gas processing facilities, which have 160 million cubic feet per day (MMcfd) of total capacity. Our midstream business derives revenues primarily from gas processing and gas purchase contracts with natural gas producers and from fees charged for gathering natural gas volumes and providing other related services. We believe the Cantera Acquisition will establish a platform for future growth in the natural gas midstream sector and will diversify our cash flows into another long-lived asset base. The results of operations of PVR Midstream LLC since March 3, 2005, the closing date of the Cantera Acquisition, are included in the accompanying consolidated statements of income.

Total cash paid for the Cantera Acquisition was approximately $196 million, which we funded with a $110 million term loan and with borrowings under our revolving credit facility. The purchase price allocation for the Cantera Acquisition has not been finalized because we are still in the process of settling various post-closing adjustments with the seller and obtaining final appraisals of assets acquired and liabilities assumed. We used proceeds of $127.7 million from our sale of common units in a subsequent public offering in March 2005 to repay our term loan in full and to reduce outstanding indebtedness under our revolving credit facility. The total purchase price was allocated to the assets purchased and the liabilities assumed in the Cantera Acquisition based upon preliminary fair values on the date of acquisition, as follows (in thousands):

Cash consideration paid for Cantera	$200,303
Plus: Acquisition costs *	2,740

Total purchase price	203,043
Less: Cash acquired	(5,378)

Total purchase price, net of cash acquired	$197,665

Current assets acquired	$39,148
Property and equipment acquired	145,448
Other assets acquired	645
Liabilities assumed	(35,586)
Intangible assets	40,052
Goodwill	7,958

Total purchase price, net of cash acquired	$197,665

*	Includes $2 million in acquisition costs incurred but not paid as of March 31, 2005.

The preliminary purchase price allocation includes approximately $8.0 million of goodwill. The significant factors that contributed to the recognition of goodwill include entering into the natural gas midstream business and the ability to acquire an established business with an assembled workforce. Under SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, goodwill recorded in connection with a business combination is not amortized, but rather is tested for impairment at least annually. Accordingly, the unaudited pro forma financial information presented below does not include amortization of the goodwill recorded in the acquisition.

The preliminary purchase price allocation includes approximately $40.1 million of intangible assets that are primarily associated with assumed customer contracts, customer relationships and rights of way. These intangible assets are being amortized over periods of up to 15 years, the period in which benefits are derived from the contracts and relationships assumed, and will be reviewed for impairment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

The following unaudited pro forma financial information reflects the consolidated results of operations of the Partnership as if the Cantera Acquisition, the closing of the amended credit facility and the public offering of common units had occurred on January 1 of the reported period. The pro forma information includes primarily adjustments for depreciation of acquired property and equipment, amortization of intangibles, interest expense for acquisition debt and the change in weighted average common units resulting from the public offering. The pro forma financial information is not necessarily indicative of the results of operations as it would have been had these transactions been effected on the assumed date.

	Three Months Ended March 31,
	2005	2004
	(in thousands, except share data)
Revenues	$118,632	$82,472
Net income (loss)	$(2,113)	$6,886
Net income (loss) per limited partner unit, basic and diluted	$(0.10)	$0.33

5. ASSET RETIREMENT OBLIGATION

We account for asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of such assets.

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

Below is a reconciliation of the beginning and ending aggregate carrying amount of our asset retirement obligations, which are included in other liabilities on the accompanying consolidated balance sheets as of March 31, 2005 (in thousands).

	Three Months Ended March 31,
	2005	2004
Balance at beginning of period	$723	$666
Accretion expense	14	14

Balance at end of period	$737	$680

6. HEDGING ACTIVITIES

Commodity Cash Flow Hedges

When we agreed to acquire the midstream business from Cantera, one of our objectives was to support the economics of that acquisition. We achieved this objective by entering into pre-closing commodity price hedging agreements covering approximately 75 percent of the net volume of NGLs expected to be sold from April 2005 through December 2006. Rising commodity prices resulted in an increase in the market value of those hedging agreements before they qualified for hedge accounting. This change in market value resulted in a $13.9 million non-cash charge to earnings for the unrealized loss on derivatives. Subsequent to the Cantera Acquisition, we evaluated the effectiveness of the derivative contracts in relation to the underlying commodities and designated the contracts as cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Upon qualifying for hedge accounting, changes in the derivative contracts’ market value are accounted for as other comprehensive income or loss to the extent they are effective rather than a direct impact on net income. SFAS No. 133 requires us to continue to measure the effectiveness of the derivative contracts in relation to the underlying commodity being hedged, and we will be required to record the ineffective portion of the contracts in our net income for the respective period. Cash settlements with the counterparties to the hedging agreements will occur monthly in the future over the life of the agreements, with PVR receiving a correspondingly higher or lower amount for the physical sale of the commodity over the same period. Several derivative contracts for ethane, propane, crude oil and natural gas entered into subsequent to the Cantera Acquisition have been designated as cash flow hedges.

The fair values of our hedging instruments are determined based on third party forward price quotes for the respective commodities as of March 31, 2005. The following table sets forth our positions as of March 31, 2005:

	Average Volume Per Day		Weighted Average Price		Estimated Fair Value (in thousands)
Ethane Swaps	(in gallons	)	(per gallon	)	$(4,360)
Second Quarter 2005 through Fourth Quarter 2006	68,880		$0.4770
First Quarter 2007 through Fourth Quarter 2007	34,440		$0.5050
First Quarter 2008 through Fourth Quarter 2008	34,440		$0.4700

Propane Swaps	(in gallons	)	(per gallon	)	(5,771)
Second Quarter 2005 through Fourth Quarter 2006	52,080		$0.7060
First Quarter 2007 through Fourth Quarter 2007	26,040		$0.7550
First Quarter 2008 through Fourth Quarter 2008	26,040		$0.7175

Crude Oil Swaps	(in Bbls	)	(per Bbl	)	(8,271)
Second Quarter 2005 through Fourth Quarter 2006	1,100		$44.45
First Quarter 2007 through Fourth Quarter 2007	560		$50.80
First Quarter 2008 through Fourth Quarter 2008	560		$49.27

Natural Gas Swaps	(in MMbtu	)	(per MMbtu	)	1,740
Second Quarter 2005 through Fourth Quarter 2008	4,000		$6.9675

					$(16,662)

Based upon our assessment of our derivative contracts designated as cash flow hedges at March 31, 2005, we reported (i) a net hedging liability of approximately $16.7 million and (ii) a loss in accumulated other comprehensive income of $2.7 million. Because all hedged volumes relate to April 1, 2005, and later periods, we had no monthly settlements and recognized no net hedging losses in natural gas midstream revenues during the three months ended March 31, 2005 and 2004. Based upon future commodity prices as of March 31, 2005, $9.4 million of hedging losses are expected to be realized within the next 12 months. The amounts that we will ultimately realize will vary due to changes in the fair value of the open derivative contracts prior to settlement.

In May 2005, we entered into another contract to hedge 3,500 MMbtu per day of natural gas at $7.15 per MMbtu in the form of a fixed price swap for third quarter 2005 through fourth quarter 2006.

Interest Rate Swap

In connection with our senior unsecured notes, we entered into an interest rate swap agreement with an original notional amount of $30 million to hedge a portion of the fair value of those notes. The notional amount decreases by one-third of each principal payment. Under the terms of the interest rate swap agreement, the counterparty pays a fixed rate of 5.77 percent on the notional amount and receives a variable rate equal to the floating interest rate which will be determined semi-annually and will be based on the six month London Interbank Offering Rate plus 2.36 percent. Settlements on the swap are recorded as interest expense. In conjunction with the closing of the Cantera acquisition on March 3, 2005, we entered into an amendment in which we agreed to a 0.25 percent increase in the fixed interest rate on the notes, from 5.77 percent to 6.02 percent. At March 31, 2005, the notional amount was $29 million. This swap was designated as a fair value hedge because it has been determined that it is highly effective in mitigating the change in fair value of the hedged portion of the notes, and it has been reflected as a decrease in long-term debt of approximately $1.4 million as of March 31, 2005.

7. LONG-TERM DEBT

At March 31, 2005, and December 31, 2004, long-term debt consisted of the following (in thousands):

	March 31, 2005	December 31, 2004
	(Unaudited)
Senior unsecured notes*	$85,632	$87,726
Revolving credit facility	111,800	30,000

	197,432	117,726
Less: Current maturities	(6,496)	(4,800)

	$190,936	$112,926

*	Includes negative fair value adjustments of $1.4 million as of March 31, 2005, and $0.8 million as of December 31, 2004, related to interest rate swap designated as a fair value hedge.

Concurrent with the closing of the Cantera Acquisition, Penn Virginia Operating Co., LLC, the parent of PVR Midstream LLC and a subsidiary of the Partnership, entered into a new unsecured $260 million, five-year credit agreement. The new credit agreement consists of a $150 million revolving credit facility and a $110 million term loan. The term loan and a portion of the revolving credit facility were used to fund the Cantera Acquisition and to repay borrowings under our previous credit facility. The revolving credit facility is available for general partnership purposes, including working capital, capital expenditures and acquisitions, and includes a $10 million sublimit for the issuance of letters of credit. We have a one-time option under the revolving credit facility to increase the facility by up to $100 million upon receipt by the credit facility’s administrative agent of commitments from one or more lenders.

Proceeds of $127.7 million, including a $2.5 million contribution from our general partner, received from a subsequent public offering of 2,511,842 common units in March 2005 were used to repay the $110 million term loan and a portion of the amount outstanding under the revolving credit facility. The term loan cannot be re-borrowed.

The interest rate under the credit agreement will fluctuate based on the Partnership’s ratio of total indebtedness to EBITDA. At our option, interest shall be payable at a base rate plus an applicable margin ranging up to 1.00 percent or a rate derived from the London Interbank Offering Rate plus an applicable margin ranging from 1.00 percent to 2.00 percent.

In conjunction with the closing of the Cantera Acquisition, Penn Virginia Operating Co., LLC, also amended its senior unsecured notes to allow us to enter the natural gas midstream business and to increase certain covenant coverage ratios, including the debt to EBITDA test. In exchange for this amendment, we agreed to a 0.25 percent increase in the fixed interest rate on the notes, from 5.77 percent to 6.02 percent. The amendment to the notes also requires that we obtain an annual confirmation of our credit rating, with a 1.00 percent increase in the interest rate payable on the notes in the event our credit rating falls below investment grade. On March 15, 2005, our investment grade credit rating was confirmed by Dominion Bond Rating Services.

8. COMMITMENTS AND CONTINGENCIES

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

As of March 31, 2005, we had certain reclamation bonding requirements with respect to certain of our unleased and inactive coal properties. As of March 31, 2005, our environmental liabilities for coal properties totaled $1.5 million, which represents our best estimate of these liabilities as of that date. Given the uncertainty of when the reclamation area will meet regulatory standards, a change in this estimate could occur in the future.

Mine Health and Safety Laws

There are numerous mine health and safety laws and regulations applicable to the coal mining industry. However, since we do not operate any mines and do not employ any coal miners, we are not subject to such laws and regulations. Accordingly, no related liabilities are accrued.

9. NET INCOME (LOSS) PER UNIT

Basic and diluted net income (loss) per unit is determined by dividing net income (loss), after deducting the general partner’s two percent interest, by the weighted average number of outstanding common units and subordinated units. At March 31, 2005, there were no dilutive units outstanding.

10. RELATED PARTY TRANSACTION

Penn Virginia charges us for certain corporate administrative expenses, which are allocable to its subsidiaries. When allocating general corporate expenses, consideration is given to property and equipment, payroll and general corporate overhead. Any direct costs are paid by the Partnership. Total corporate administrative expenses charged to the Partnership totaled $0.4 million and $0.3 million for the three months ended March 31, 2005 and 2004, respectively. These costs are reflected in general and administrative expenses in the accompanying consolidated statements of income. Management believes the allocation methodologies used are reasonable.

11. DISTRIBUTIONS

We make quarterly cash distributions of our available cash, generally defined as consolidated cash receipts less consolidated cash disbursements and cash reserves established by the general partner at its sole discretion. According to the Partnership Agreement, the general partner receives incremental incentive cash distributions if cash distributions exceed certain target thresholds as follows:

	Unitholders	General Partner
Quarterly cash distribution per unit:
First target - up to $0.55 per unit	98%	2%
Second target - above $0.55 per unit up to $0.65 per unit	85%	15%
Third target - above $0.65 per unit up to $0.75 per unit	75%	25%
Thereafter - above $0.75 per unit	50%	50%

The following table reflects the allocation of total cash distributions paid during the three months ended March 31, 2005 (in thousands, except per unit information):

Limited partner units	$10,168
General partner ownership interest	203
General partner incentive	40

Total cash distributions	$10,411

Total cash distributions paid per unit	$0.5625

In February 2005, we paid a quarterly distribution of $0.5625 per unit, with the amount in excess of $0.55 per unit paid 85 percent to all units, pro rata, and 15 percent to the general partner. In March 2005, we announced a $0.0575 per unit increase in our quarterly distribution to $0.62 for the three months ended March 31, 2005, or $2.48 per unit on an annualized basis. The distribution will be paid on May 13, 2005, to unitholders of record on May 3, 2005. The amount in excess of $0.55 per unit will be paid 85 percent to all units, pro rata, and 15 percent to the general partner.

12. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) represents changes in partners’ capital during the reporting period, including net income (loss) and charges directly to partners’ capital which are excluded from net income (loss). For the three months ended March 31, 2005 and 2004, the components of comprehensive income (loss) were as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Net income (loss)	$(2,471)	$7,964
Unrealized holding losses on hedging activities	(2,726)	—

Comprehensive income (loss)	$(5,197)	$7,964

13. SEGMENT INFORMATION

Segment information has been prepared in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. Under SFAS No. 131, operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision-making group, in assessing performance. Our chief operating decision-making group consists of the Chief Executive Officer and other senior officials. This group routinely reviews and makes operating and resource allocation decisions among our coal royalty, land leasing and coal services operations and natural gas midstream operations. Accordingly, our reportable segments are as follows:

Coal Royalty, Land Leasing and Coal Services

The coal royalty, land leasing and coal services segment includes:

•	management of coal properties located in the Appalachian region of the United States and New Mexico;

•	other land management activities such as selling standing timber and real estate rentals;

•	fee-based infrastructure facilities leased to certain lessees; and

•	our investment in a joint venture which provides coal handling facilities to end-user industrial plants.

Natural Gas Midstream

The natural gas midstream segment derives revenues primarily from gas processing and gas purchase contracts with natural gas producers and from fees charged for gathering natural gas volumes and providing other related services.

In our annual report on Form 10-K for the year ended December 31, 2004, we reported two segments – coal royalty and coal services. As a result of the Cantera Acquisition, our chief operating decision maker now reviews operating results of our coal royalty, land management and coal services business on an aggregated basis in addition to the new natural gas midstream business. Accordingly, we now report these businesses as our segments. The following segment information for the three months ended March 31, 2004, has been restated to conform to the current period’s presentation. The following is a summary of certain financial information relating to the Partnership’s segments:

	Coal Royalty, Land Leasing and Coal Services	(a) Natural Gas Midstream	Consolidated
		(in thousands)
For the Three Months Ended March 31, 2005:
Revenues	$19,812	$26,378	$46,190
Cost of gas purchased	—	21,837	21,837
Operating costs and expenses	3,663	1,311	4,974
Depreciation, depletion and amortization	3,855	1,224	5,079

Operating income	$12,294	$2,006	$14,300

Interest expense, net			(2,835)
Unrealized loss on derivatives			(13,936)

Net loss			$(2,471)

Total assets	$290,017	$241,865	$531,882

Additions to property and equipment	$38	$251	$289

For the Three Months Ended March 31, 2004:
Revenues	$17,963	$—	$17,963
Operating costs and expenses	4,006	—	4,006
Depreciation, depletion and amortization	4,769	—	4,769

Operating income	$9,188	$—	$9,188

Interest expense, net			(1,061)

Net income			$8,127

Total assets	$258,360	$—	$258,360

Additions to property and equipment (b)	$1,464	$—	$1,464

(a)	Represents the results of operations of the natural gas midstream segment since March 3, 2005, the closing date of the Cantera Acquisition.
(b)	Includes noncash expenditures of $1.1 million.

14. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2005, the FASB released Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47), which provides guidance for applying SFAS No. 143, Accounting for Asset Retirement Obligations. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year companies). We expect no change to our results of operations or financial position as a result of implementing FIN 47.

15. SUBSEQUENT EVENT

In April 2005, we acquired approximately 13 million tons of coal reserves for $15 million (the “Alloy Acquisition”). The reserves, located on approximately 8,300 acres in the Central Appalachian region of West Virginia, will be produced from deep and surface mines with production anticipated to start in late 2005. Revenues will be earned initially from transportation-related fees on coal mined from an adjacent property, followed by royalty revenues as the mines commence production. The seller will remain on the property as the lessee and operator. The acquisition was funded with long-term debt under our revolving credit facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following review of the financial condition and results of operations of Penn Virginia Resource Partners, L.P. (the “Partnership,” “we,” “our” or “us”) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

Overview

We are a Delaware limited partnership formed by Penn Virginia Corporation (“Penn Virginia”) in 2001 primarily to engage in the business of managing coal properties in the United States. Since the acquisition of a natural gas midstream business in March 2005, we conduct operations in two business segments: coal royalty, land leasing and coal services (for our lessees and other third party end-users) and natural gas midstream.

Coal Royalty, Land Leasing and Coal Services Segment Overview

In our coal royalty and land leasing operations, we enter into long-term leases with experienced, third-party mine operators providing them the right to mine our coal reserves in exchange for royalty payments. We do not operate any mines. For the three months ended March 31, 2005, our lessees produced 6.7 million tons of coal from our properties and paid us coal royalty revenues of $18.1 million, for an average gross coal royalty per ton of $2.69. Approximately 83 percent of our coal royalty revenues for the first quarter of 2005 and 79 percent of our first quarter 2004 coal royalty revenues were derived from coal mined on our properties and sold by our lessees multiplied by a royalty rate per ton resulting from the higher of a percentage of the gross sales price or a fixed price per ton of coal, with pre-established minimum monthly or annual rental payments. The balance of our coal royalty revenues for the respective periods was derived from coal mined on two of our properties under leases containing fixed royalty rates per ton of coal mined and sold. The royalty rates under those leases escalate annually, with pre-established minimum monthly payments. In managing our properties, we actively work with our lessees to develop efficient methods to exploit our reserves and to maximize production from our properties. Included in our coal royalty and land leasing operations are revenues earned from the sale of standing timber on our properties. In our coal services operations, we generate revenues from providing fee-based coal preparation and transportation services to our lessees, which enhance their production levels and generate additional coal royalty revenues. We also earn revenues from third party end-users by owning and operating coal handling facilities through our joint venture with Massey Energy Company.

Our coal reserves, coal infrastructure and timber assets are located on the following six properties:

•	the Wise property, located in Wise and Lee Counties, Virginia, and Letcher and Harlan Counties, Kentucky;

•	the Coal River property, located in Boone, Fayette, Kanawha, Lincoln and Raleigh Counties, West Virginia;

•	the New Mexico property, located in McKinley County, New Mexico;

•	the northern Appalachia property, located in Barbour, Harrison, Lewis, Monongalia and Upshur Counties, West Virginia;

•	the Spruce Laurel property, located in Boone and Logan Counties, West Virginia; and

•	the Buchanan property, located in Buchanan County, Virginia.

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

We are not an operating company and do not employ any coal miners. There are several key distinctions between our coal royalty business and a coal operating business which include:

•	we have higher operating margins than coal mine operators because we have no risk in variable mining costs;

•	we have fewer capital reinvestment requirements than coal mine operators because we do not maintain coal mining or preparation equipment;

•	we are not subject to the social obligations under the numerous mine health and safety laws and regulations applicable to the coal mine operators; and

•	we have no significant exposure to the reclamation obligations incurred by coal mine operators because our lessees assume, and post performance bonds for, those obligations.

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

Our revenues and profitability will be adversely affected in the future if we are unable to replace or increase our reserves through acquisitions. Our management continues to focus on acquisitions of assets and energy sources necessary to meet the requirements of diverse markets and environmental regulations. Personnel were added in 2003 to evaluate acquisitions of coal reserves and coal industry-related infrastructure, and two acquisitions were completed in March and April 2005, respectively.

Natural Gas Midstream Segment Overview

On March 3, 2005, we completed the acquisition of Cantera Gas Resources, LLC (“Cantera”), a midstream gas gathering and processing company with primary locations in the mid-continent area of Oklahoma and the panhandle of Texas (the “Cantera Acquisition”). As a result of the Cantera Acquisition, we own and operate a significant set of midstream assets that includes approximately 3,400 miles of gas gathering pipelines and three natural gas processing facilities, which have 160 million cubic feet per day (MMcfd) of total capacity. Our midstream business derives revenues primarily from gas processing and gas purchase contracts with natural gas producers and from fees charged for gathering natural gas volumes and providing other related services. We also acquired Cantera’s natural gas marketing business, which aggregates third-party volumes and sells those volumes into intrastate pipeline systems, such as Enogex and ONEOK, and at market hubs accessed by various interstate pipelines. We believe the Cantera Acquisition will establish a platform for future growth in the natural gas midstream sector and will diversify our cash flows into another long-lived asset base. The total cash paid for the Cantera Acquisition was approximately $196 million, which we funded with a $110 million term loan and with borrowings under our revolving credit facility. We used the proceeds from our sale of common units in a subsequent public offering in March 2005 to repay our term loan in full and to reduce outstanding indebtedness under our revolving credit facility.

The following table sets forth information regarding our midstream assets:

Asset	Type	Approximate Length (Miles)	Approximate Wells Connected	Processing Capacity (Mmcfd)(1)	Year Ended December 31, 2004
					Average Plant Throughput (Mmcfd)		Utilization of Processing Capacity (%)
Beaver/Perryton System	Gathering pipelines and processing facility	1,160	664	100	80.9		80.9%

Crescent System	Gathering pipelines and processing facility	1,670	804	40	19.3		48.3%

Hamlin System	Gathering pipelines and processing facility	515	857	20	5.1		25.5%

Arkoma System	Gathering pipelines	78	56	—	16.9	(2)(3)	—

(1)	Many capacity values are based on current operating configurations and could be increased through additional compression, increased delivery meter capacity and/or other facility upgrades.
(2)	Gathering only volumes.
(3)	Reported in MMBtu.

The natural gas midstream industry is the link between the exploration and production of natural gas and the delivery of its components to end-use markets. It consists of natural gas gathering, dehydration, compression, treating, processing and transportation and natural gas liquid (“NGL”) fractionation and transportation. The midstream industry is generally characterized by regional competition based on the proximity of gathering systems and processing plants to natural gas producing wells.

Of the services illustrated in the following diagram, we provide natural gas gathering, dehydration, compression, processing, transportation and related services to our customers.

These services are described below:

•	Natural Gas Gathering. The natural gas gathering process begins with the drilling of wells into gas bearing rock formations. Once a well has been completed, it is connected to a gathering system. Gathering systems generally consist of a network of small diameter pipelines and, if necessary, compression systems that collect natural gas from the wells and transport it to larger pipelines for further transportation.

•	Natural Gas Compression. Gathering systems are designed to maximize the total throughput from all connected wells. Specifically, lower pressure gathering systems allow wells, which produce at progressively lower field pressures as they age, to remain connected to gathering systems and continue to produce for longer periods of time. As the pressure of a well declines, it becomes more difficult to deliver its production into a higher pressure gathering system. Field compression is typically used to lower the pressure of a gathering system.

•	Natural Gas Dehydration. Some produced natural gas is saturated with water, which must be removed because the combination of natural gas and water can form ice that can plug the pipeline gathering and transportation system. Water in a natural gas stream can also cause corrosion when combined with carbon dioxide or hydrogen sulfide in natural gas, and condensed water in the pipeline can raise pipeline pressure. To avoid these potential issues and to meet downstream pipeline and end-user gas quality standards, natural gas is dehydrated to remove the excess water.

•	Natural Gas Treating. We do not currently treat natural gas. Natural gas has a varied composition depending on the field, the formation and the reservoir from which it is produced. Natural gas from certain formations can be high in carbon dioxide, hydrogen sulfide or certain other contaminants. Treating plants remove contaminants from natural gas to ensure that it meets pipeline quality specifications.

•	Natural Gas Processing. Some natural gas production does not meet pipeline quality specifications or is not suitable for commercial use and must be processed to remove the NGLs. In addition, some natural gas, while not required to be processed, can be processed to take advantage of favorable processing margins.

•	Natural Gas Fractionation. We do not own or operate fractionation facilities. NGL fractionation facilities separate mixed NGL streams into discrete NGL products: ethane, propane, isobutane, normal butane and natural gasoline. Ethane is primarily used in the petrochemical industry as feedstock for ethylene, one of the basic building blocks for a wide range of plastics and other chemical products. Isobutane is primarily used to enhance the octane content of motor gasoline. Normal butane is used as a petrochemical feedstock in the production of ethylene and butadiene (a key ingredient in synthetic rubber), as a blendstock for motor gasoline and to derive isobutane through isomerization. Natural gasoline, a mixture of pentanes and heavier hydrocarbons, is used primarily as motor gasoline blend stock or petrochemical feedstock.

•	Natural Gas Transportation. Natural gas transportation pipelines receive natural gas from gathering systems and other mainline transportation pipelines and deliver the natural gas to industrial end-users, utilities and other pipelines.

Acquisitions and Investments

Capital expenditures, including noncash items, were as follows:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Acquisition of natural gas midstream business, net of cash acquired	$195,651	$—
Acquisitions of coal reserves *	9,333	1,060
Coal services and land management additions	—	404
Other property and equipment expenditures	289	—

Total capital expenditures	$205,273	$1,464

*	Amount in 2004 includes noncash expenditure of $1.1 million to acquire additional reserves on our northern Appalachia properties in exchange for equity issued in the form of PVR common and Class B units.

Cantera Acquisition

On March 3, 2005, we completed our acquisition of Cantera, a midstream gas gathering and processing company with primary locations in the mid-continent area of Oklahoma and the panhandle of Texas. See the description of the acquisition in the “Natural Gas Midstream Segment Overview” above. The total cash paid for the Cantera Acquisition was approximately $196 million, which we funded with a $110 million term loan and with borrowings under our revolving credit facility. The purchase price allocation for the Cantera Acquisition has not been finalized because we are still in the process of settling various post-closing adjustments with the seller, and we are waiting on final appraisals of assets acquired and liabilities assumed. We used the proceeds from our sale of common units in a subsequent public offering in March 2005 to repay our term loan in full and to reduce outstanding indebtedness under our revolving credit facility. See Note 4 in the Notes to Consolidated Financial Statements for pro forma financial information.

Coal River Acquisition

In March 2005, we acquired lease rights to approximately 36 million tons of undeveloped coal reserves and royalty interests in 73 producing oil and natural gas wells for $9.3 million (the “Coal River Acquisition”). The coal reserves are located adjacent to the Bull Creek tract on our Coal River property in southern West Virginia. The oil and gas wells are located in eastern Kentucky and southwestern Virginia. The acquisition was funded with long-term debt under our existing credit facility.

The coal reserves are predominantly low sulfur and high BTU content; development will occur in conjunction with our Bull Creek reserves and loadout facility that was placed into service in 2004. The oil and gas property contains approximately 2.8 billion cubic feet equivalent of net proved oil and gas reserves and current net production of approximately 166 million cubic feet equivalent on an annualized basis.

Alloy Acquisition

In April 2005, we acquired fee ownership of approximately 13 million tons of coal reserves for $15 million (the “Alloy Acquisition”). The reserves, located on approximately 8,300 acres in the Central Appalachian region of West Virginia, will be produced from deep and surface mines with production anticipated to start in late 2005. Revenues will be earned initially from transportation-related fees on coal mined from an adjacent property, followed by royalty revenues as the mines commence production. The seller will remain on the property as the lessee and operator. The acquisition was funded with long-term debt under our revolving credit facility.

Critical Accounting Policies and Estimates

Natural Gas Midstream Revenues. Revenue from the sale of NGLs and residue gas is recognized when the NGLs and residue gas produced at our gas processing plants are sold. Gathering and transportation revenue is recognized based upon actual volumes delivered. Due to the time involved in gathering information from various purchasers and measurement locations and calculating volumes delivered, the collection of natural gas midstream revenues may take up to 30 days following the month of production. Therefore, accruals for revenues and accounts receivable and the related cost of gas purchased and accounts payable are made based on estimates of natural gas purchased and NGLs and natural gas sold, and our financial results include estimates of production and revenues for the period of actual production. Any differences between the actual amounts ultimately received or paid and the original estimates are recorded in the period they become finalized.

Coal Royalty Revenues. Coal royalty revenues are recognized on the basis of tons of coal sold by our lessees and the corresponding revenues from those sales. Since we do not operate any coal mines, we do not have access to actual production and revenues information until approximately 30 days following the month of production. Therefore, our financial results include estimated revenues and accounts receivable for the month of production. Any differences, which are not expected to be significant, between the actual amounts ultimately received and the original estimates are recorded in the period they become finalized.

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

Goodwill. Under Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, goodwill recorded in connection with a business combination is not amortized, but tested for impairment at least annually. Accordingly, we do not amortize goodwill. We intend to test goodwill for impairment during the fourth quarter of our fiscal year.

Intangibles. Intangible assets are primarily associated with assumed contracts and customer relationships. These intangible assets are being amortized over periods of up to 15 years, the period in which benefits are derived from the contracts and relationships assumed, and will be reviewed for impairment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Results of Operations

Selected Financial Data – Consolidated

	Three Months Ended March 31,
	2005	2004
	(in thousands, except per unit data)
Revenues	$46,190	$17,963
Operating expenses	$31,890	$8,775
Operating income	$14,300	$9,188
Net income (loss)	$(2,471)	$8,127
Net income (loss) per limited partner unit, basic and diluted	$(0.13)	$0.44
Cash flows provided by operating activities	$11,445	$10,271

The decrease in net income was primarily attributable to a one-time $13.9 million non-cash charge to earnings for an unrealized loss on derivatives in our natural gas midstream segment and a $1.8 million increase in interest expense, partially offset by a $5.1 million, or 56 percent, increase in operating income. The increase in operating income was primarily attributable to the contribution of the newly acquired natural gas midstream segment and increased coal royalty revenue resulting from higher coal prices.

Coal Royalty, Land Leasing and Coal Services Segment

The coal royalty, land leasing and coal services segment includes our coal reserves, timber assets and other land assets. We enter into leases with various third-party operators for the right to mine coal reserves on the Partnership’s properties in exchange for royalty payments. We do not operate any mines. In addition to coal royalty revenues, we generate coal services revenues from fees charged to lessees for the use of coal preparation and transloading facilities. We also generate revenues from the sale of standing timber on our properties.

Coal royalties are impacted by several factors that we generally cannot control. The number of tons mined annually is determined by an operator’s mining efficiency, labor availability, geologic conditions, access to capital, ability to market coal and ability to arrange reliable transportation to the end-user. The possibility exists that new legislation or regulations may be adopted which may have a significant impact on the mining operations of our lessees or their customers’ ability to use coal and which may require us, our lessees or our lessee’s customers to change operations significantly or incur substantial costs.

Operations and Financial Summary – Coal Royalty, Land Leasing and Coal Services Segment

	Three Months Ended March 31,		Percentage Change
	2005	2004
	(in thousands)
Financial Highlights

Revenues
Coal royalties	$18,053	$16,860	7%
Coal services	1,270	784	62%
Timber	219	153	43%
Other	270	166	63%

Total revenues	19,812	17,963	10%

Operating costs and expenses
Operating	1,032	1,749	(41)%
Taxes other than income	278	284	(2)%
General and administrative	2,353	1,973	19%
Depreciation, depletion and amortization	3,855	4,769	(19)%

Total operating expenses	7,518	8,775	(14)%

Operating income	12,294	9,188	34%

Interest expense	(3,114)	(1,329)	134%
Interest income and other	279	268	4%

Net income	$9,459	$8,127	16%

Operating Statistics
Royalty coal tons produced by lessees (tons in thousands)	6,715	7,953	(16)%
Average royalty per ton ($/ton)	$2.69	$2.12	27%

Revenues. Coal royalty revenues increased due to higher royalties per ton despite a decrease in production. Average royalties per ton increased to $2.69 in the first quarter of 2005 from $2.12 in the comparable 2004 period. The increase in the average royalties per ton was primarily due to stronger market conditions for coal and the resulting higher coal prices. Production decreased by 16 percent primarily as a result of the factors discussed below.

•	Production on the Coal River property decreased by 0.5 million tons, and revenues decreased by $0.4 million. One lessee moved its longwall mining to an adjacent property from one of our subleased properties during the first quarter of 2005, which resulted in a decrease of 0.8 million tons of coal production, or $2.3 million in revenues. Partially offsetting this decrease was an increase at our West Coal River property where operations commenced in third quarter 2003, and production has steadily increased, contributing an additional 0.2 million tons, or $0.7 million of revenue, in the first quarter of 2005 compared to the first quarter of 2004. Increased demand also fueled a coal sales price increase in the region, which in turn resulted in a 24 percent increase in our average gross royalty per ton on the Coal River property, from $2.51 per ton in the first quarter of 2004 to $3.11 per ton in the first quarter of 2005.

•	Production on the Wise property decreased by 0.2 million tons, primarily as a result of the termination of a surface mine by one of our lessees and adverse mining conditions. Despite this production decrease, revenues increased by $1.4 million. The revenue increase was primarily due to an increase in the average royalty rate received from our lessees. Increased coal sales prices fueled by stronger demand in the region resulted in higher price realizations by our lessees. This caused a 34 percent increase in the average gross royalty per ton from $2.47 per ton in the first quarter of 2004 to $3.32 per ton in the first quarter of 2005.

•	Production on the Spruce Laurel property remained consistent from first quarter 2004 to first quarter 2005, with a decrease in production at one mine due to adverse mining conditions being offset by production from a new mine in first quarter 2005. Revenues increased by $0.5 million, primarily due to increased coal sales prices fueled by a stronger demand in the region. The higher royalty rates received from our lessees resulted in a 35 percent increase in the average gross royalty per ton on the Spruce Laurel property, from $2.46 per ton in the first quarter of 2004 to $3.32 per ton in the first quarter of 2005.

•	Production on our Northern Appalachian properties decreased by 0.2 million tons, and revenues decreased by $0.1 million, due to timing of sales. Lessees continue to mine coal, but that coal is being placed in inventory rather than being sold.

•	Production on the New Mexico property decreased by 0.3 million tons, and revenues decreased by $0.3 million, due to the inability of our lessee’s customer to receive shipments because of an operating problem at its power generation facility.

Coal services revenues increased primarily as a result of equity earnings from the coal handling joint venture we acquired in July 2004 and start-up operations at our West Coal River and Bull Creek facilities in July 2003 and February 2004, respectively.

Operating Costs and Expenses. The decrease in aggregate operating costs and expenses primarily relates to decreases in operating expenses and depreciation, depletion and amortization (“DD&A”), which were partially offset by an increase in general and administrative expenses.

Operating expenses decreased due to a decrease in royalty expense resulting from decreased production on the subleased portion of the Coal River property as previously described in the “Revenues” paragraphs above.

The increase in general and administrative expenses was primarily attributable to increased payroll costs allocated to the Partnership by the general partner.

DD&A expense decreased primarily as a result of lower production.

Interest Expense. Interest expense increased primarily due to interest incurred on additional borrowings on our revolving credit facility and a new term loan in March 2005 to finance the Cantera Acquisition.

Natural Gas Midstream Segment

We purchased our natural gas midstream business on March 3, 2005. The results of operations of the natural gas midstream segment since that date are included in the operations and financial summary table below.

The natural gas midstream segment derives revenues primarily from gas processing and gas purchase contracts with natural gas producers and from fees charged for gathering natural gas volumes and providing other related services. Revenues, profitability and future rate of growth of the natural gas midstream segment are highly dependent on market demand and prevailing NGL and natural gas prices. Historically, changes in the prices of most NGL products have generally correlated with changes in the price of crude oil. NGL and natural gas prices have been subject to significant volatility in recent years in response to changes in the supply and demand for NGL products and natural gas market uncertainty.

Operations and Financial Summary – Natural Gas Midstream Segment

	Three Months Ended March 31, 2005 *
	Amount	(per Mcf)
	(in thousands)
Financial Highlights
Revenues
Residue gas	$17,040	$4.36
Natural gas liquids	8,275	2.12
Gathering and transportation fees	963	0.25
Marketing revenue, net	100	0.02

Total revenues	26,378	6.75

Operating costs and expenses
Cost of gas purchased	21,837	5.59
Operating	795	0.20
Taxes other than income	104	0.03
General and administrative	412	0.11
Depreciation and amortization	1,224	0.31

Total operating expenses	24,372	6.24

Operating income	2,006	$0.51

Unrealized loss on derivatives	(13,936)

Net loss	$(11,930)

Operating Statistics
Plant inlet volumes (MMcf)	3,907
Midstream processing margin	$4,441	$1.14

*	Represents the results of operations of the natural gas midstream segment since March 3, 2005, the closing date of the Cantera Acquisition.

Revenues. Revenues for the first quarter of 2005 included residue gas sold from processing plants after NGLs have been removed, NGLs sold after being removed from inlet plant volumes received, condensate collected and sold, gathering and other fees primarily from volumes connected to our gas processing plants and the purchase and resale of natural gas not connected to the gathering systems and processing plants.

Average realized sales prices were $6.73 per thousand cubic feet (Mcf) in the first quarter of 2005. Natural gas plant inlet volumes at our three gas processing plants were approximately 3.9 billion cubic feet (Bcf) during March.

Operating Costs and Expenses. Operating costs and expenses primarily consist of the cost of gas purchased and also include operating expenses, taxes other than income, general and administrative expenses and depreciation and amortization.

Cost of gas purchased for the first quarter of 2005 consisted of amounts payable to third-party producers for gas purchased under percentage of proceeds and keep-whole contracts. The average purchase price for gas in the first quarter of 2005 was $5.59 per Mcf. The midstream processing margin, consisting of midstream revenues minus marketing revenues and the cost of gas purchased, was $4.4 million, or $1.14 per Mcf of plant inlet gas in March 2005.

Operating expenses are costs directly associated with the operations of the natural gas midstream segment and include direct labor and supervision, property insurance, repair and maintenance expenses, measurement and utilities. These costs are generally fixed across broad volume ranges. The fuel expense to operate pipelines and plants is more variable in nature and is sensitive to changes in volume and commodity prices; however, a large portion of the fuel cost is generally borne by our producers.

General and administrative expenses consist of our costs to manage the midstream assets as well as integration costs.

Depreciation and amortization expense for the three months ended March 31, 2005, included $0.4 million in amortization of intangibles recognized with the Cantera Acquisition and $0.8 million of depreciation on property, plant and equipment.

The non-cash unrealized loss on derivatives represents the change in the market value of derivative contracts between the time we entered into the contracts in January 2005 and the time they qualified for hedge accounting after closing the Cantera Acquisition in March 2005. When we agreed to acquire the midstream business from Cantera, one of our objectives was to support the economics of that acquisition. We achieved this objective by entering into pre-closing commodity price hedging agreements covering approximately 75 percent of the net volume of NGLs expected to be sold from April 2005 through December 2006. Rising commodity prices resulted in an increase in the market value of those hedging agreements before they qualified for hedge accounting. This change in market value resulted in a non-cash charge to earnings for the unrealized loss on derivatives. Upon qualifying for hedge accounting, changes in the derivative contracts’ market value are accounted for as other comprehensive income or loss to the extent they are effective rather than a direct effect on net income. Cash settlements with the counterparties to the hedging agreements will occur monthly in the future over the life of the agreements, with PVR receiving a correspondingly higher or lower amount for the physical sale of the commodity over the same period.

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

Cash Flows. Net cash provided by operating activities was $11.4 million in the first quarter of 2005 compared with $10.3 million in the first quarter of 2004. The increase was largely due to higher average gross royalties per ton and accretive cash flows from our newly acquired natural gas midstream segment.

Net cash used in investing activities was $205.2 million in the first quarter of 2005 compared with $0.2 million in first quarter of 2004. Cash used in investing activities for the three months ended March 31, 2005, primarily related to $195.7 million paid for the Cantera Acquisition, net of cash received and including capitalized acquisition costs. The balance of cash used in investing activities represents a $9.3 million acquisition of coal property and oil and gas royalty interests on March 31, 2005. Net cash used in investing activities for the three months ended March 31, 2004, primarily related to the completion of a new coal loading facility on our Coal River property in West Virginia.

Net cash provided by financing activities was $195.6 million in the first quarter of 2005 compared with $9.7 million used in financing activities in the first quarter of 2004. We had borrowings, net of repayments, of $80.3 million in the first quarter of 2005 to finance the Cantera Acquisition compared to no net borrowings in the first quarter of 2004. We received proceeds of $127.7 million from our sale of common units in a public offering which was completed in March 2005. Distributions to partners increased to $10.4 million for the first three months of 2005 from $9.1 million in the same period of 2004.

In March 2005, we announced a $0.0575 per unit increase in our quarterly distribution to $0.62 for the three months ended March 31, 2005, or $2.48 per unit on an annualized basis. The distribution will be paid on May 13, 2005, to unitholders of record on May 3, 2005. This increase is expected to continue in future quarters as approved by the board of directors of the general partner.

Long-Term Debt. As of March 31, 2005, we had outstanding borrowings of $197.4 million, consisting of $111.8 million borrowed under our revolving credit facility and $85.6 million of senior unsecured notes (the “Notes”), partially offset by $1.4 million fair value of the interest rate swap described below. The current portion of the Notes as of March 31, 2005, was $6.5 million.

Concurrent with the closing of the Cantera Acquisition, Penn Virginia Operating Co., LLC, the parent of PVR Midstream LLC and a subsidiary of the Partnership, entered into a new unsecured $260 million, five-year credit agreement. The new credit agreement consists of a $150 million revolving credit facility and a $110 million term loan. The term loan and a portion of the revolving credit facility were used to fund the Cantera Acquisition and to repay borrowings under our previous credit facility. The revolving credit facility is available for general partnership purposes, including working capital, capital expenditures and acquisitions, and includes a $10 million sublimit for the issuance of letters of credit. We have a one-time option under the revolving credit facility to increase the facility by up to $100 million upon receipt by the credit facility’s administrative agent of commitments from one or more lenders.

Proceeds received from the March 2005 public offering of common units were used to repay the $110 million term loan and a portion of the amount outstanding under the revolving credit facility. The term loan cannot be re-borrowed.

The interest rate under the credit agreement will fluctuate based on our ratio of total indebtedness to EBITDA. At our option, interest shall be payable at a base rate plus an applicable margin ranging up to 1.00 percent or at a rate derived from the London Interbank Offering Rate plus an applicable margin ranging from 1.00 percent to 2.00 percent.

In conjunction with the closing of the Cantera Acquisition, Penn Virginia Operating Co., LLC, also amended its $88 million senior unsecured notes to allow us to enter the natural gas midstream business and to increase certain covenant coverage ratios, including the debt to EBITDA test. In exchange for this amendment, we agreed to a 0.25 percent increase in the fixed interest rate on the notes, from 5.77 percent to 6.02 percent. The amendment to the notes also requires that we obtain an annual confirmation of our credit rating, with a 1.00 percent increase in the interest rate payable on the notes in the event our credit rating falls below investment grade. On March 15, 2005, our investment grade credit rating was confirmed by Dominion Bond Rating Services.

Interest Rate Swap. In March 2003, we entered into an interest rate swap agreement with an original notional amount of $30 million to hedge a portion of the fair value of the senior unsecured notes. The notional amount decreases by one-third of each principal payment. Under the terms of the interest rate swap agreement, the counterparty pays a fixed rate of 5.77 percent on the notional amount and receives a variable rate equal to the floating interest rate which will be determined semi-annually and will be based on the six month London Interbank Offering Rate plus 2.36 percent. Settlements on the swap are recorded as interest expense. In conjunction with the closing of the Cantera Acquisition on March 3, 2005, we entered into an amendment in which we agreed to a 0.25 percent increase in the fixed interest rate on the notes, from 5.77 percent to 6.02 percent. At March 31, 2005, the notional amount was $29 million. This swap was designated as a fair value hedge because it has been determined that it is highly effective, and it has been reflected as a decrease in long-term debt of approximately $1.4 million as of March 31, 2005.

Future Capital Needs and Commitments. For the remainder of 2005, we anticipate making additional capital expenditures, excluding acquisitions, of up to approximately $5 million, primarily for system expansion and enhancement projects in our midstream segment. Part of our strategy is to make acquisitions which increase cash available for distribution to our unitholders. Our ability to make these acquisitions in the future will depend in part on the availability of debt financing and on our ability to periodically use equity financing through the issuance of new units.

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

A ruling on July 8, 2004, which was made by the District Court in connection with a third lawsuit, may impair our lessees’ ability to obtain permits that are needed to conduct surface mining operations. In this case, Ohio Valley Environmental Coalition v. Bulen, the District Court determined that the Army Corps of Engineers (the “Corps”) violated the Clean Water Act (“the Clean Water Act”) and other federal statutes when it issued Nationwide Permit 21. This ruling is currently on appeal, but no decision has been issued by the appeals court as of yet.

In January of 2005, Kentucky Riverkeepers, Inc. and several other groups filed suit in federal district court in Kentucky challenging the legality of Nationwide Permit 21 and seeking to enjoin the Corp from issuing any general permits thereunder for fills associated with coal mining in Kentucky. Should the district court hearing this case follow the reasoning of Ohio Valley Environmental Coalition v. Bulen and similarly enjoin the Corps from issuing general permits for coal mining under that general permit, companies seeking permits under Section 404 of the

Clean Water Act in Kentucky may have to file for individual permits that may result in increases in coal mining costs. We do not have a substantial amount of reserves in Kentucky and do not expect that our lessees would be affected significantly by the outcome in this case.

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

We have certain reclamation bonding requirements with respect to certain of our unleased and inactive properties. As of March 31, 2005 and 2004, the Partnership’s environmental liabilities totaled $1.5 million and $1.6 million, respectively. Given the uncertainty of when the reclamation area will meet regulatory standards, a change in this estimate could occur in the future.

Clean Air Act. Our midstream operations are subject to the federal Clean Air Act and comparable state laws and regulations. These laws and regulations govern emissions of pollutants into the air resulting from our activities, for example in relation to our processing plants and compressor stations, and also impose procedural requirements on how we conduct our operations. Such laws and regulations may include requirements that we obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions, strictly comply with the emissions and operational limitations of air emissions permits we are required to obtain, or utilize specific equipment or technologies to control emissions. Our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations, and potentially criminal enforcement actions. We will be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions. We believe, however, that our operations will not be materially adversely affected by such requirements, and the requirements are not expected to be any more burdensome to us than to any other similarly situated companies.

Resource Conservation and Recovery Act. Our midstream operations generate wastes, including some hazardous wastes, that are subject to the federal Resource Conservation and Recovery Act (“RCRA”) and comparable state laws. However, RCRA currently exempts many natural gas gathering and field processing wastes from classification as hazardous waste. Specifically, RCRA excludes from the definition of hazardous waste produced waters and other wastes associated with the exploration, development, or production of crude oil, natural gas or geothermal energy. Unrecovered petroleum product wastes, however, may still be regulated under RCRA as solid waste. Moreover, ordinary industrial wastes such as paint wastes, waste solvents, laboratory wastes and waste compressor oils, may be regulated as hazardous waste. The transportation of natural gas and NGLs in pipelines may also generate some hazardous wastes. Although we believe it is unlikely that the RCRA exemption will be repealed in the near future, repeal would increase costs for waste disposal and environmental remediation at our facilities.

CERCLA. Our midstream operations could incur liability under the Comprehensive Environmental Response, Compensation and Liability Act, referred to as CERCLA and also known as Super Fund, and comparable state laws regardless of our fault, in connection with the disposal or other release of hazardous substances or wastes, including those arising out of historical operations conducted by Cantera, Cantera’s predecessors or third parties on properties formerly owned by Cantera. Although “petroleum” as well as natural gas and NGLs are excluded from CERCLA’s definition of “hazardous substance,” in the course of its ordinary operations Cantera has generated and we will generate wastes that may fall within the definition of a “hazardous substance.” CERCLA authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other wastes released into the environment. If we were to incur liability under CERCLA, we could be subject to joint and several liability for the costs of cleaning up hazardous substances, for damages to natural resources and for the costs of certain health studies.

We currently own or lease, and Cantera has in the past owned or leased, numerous properties that for many years have been used for the measurement, gathering, field compression and processing of natural gas and NGLs. Although Cantera used operating and disposal practices that were standard in the industry at the time, hydrocarbons or wastes may have been disposed of or released on or under the properties owned or leased by Cantera or on or under other locations where such wastes have been taken for disposal. In addition, some of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or wastes was not under Cantera’s control. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove or remediate previously disposed wastes (including waste disposed of or released by prior owners or operators) or property contamination (including groundwater contamination, whether from prior owners or operators or other historic activities or spills) or to perform remedial plugging or pit closure operations to prevent future contamination. Third parties and we have ongoing remediations underway at several sites, but we do not believe that the associated costs will have a material impact on our operations.

Clean Water Act. Our operations can result in discharges of pollutants to waters. The Federal Water Pollution Control Act of 1972, as amended (“FWPCA”), also known as the Clean Water Act, and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into state waters or waters of the United States. The unpermitted discharge of pollutants such as from spill or leak incidents is prohibited. The FWPCA and regulations implemented thereunder also prohibit discharges of fill material and certain other activities in wetlands unless authorized by an appropriately issued permit. Any unpermitted release of pollutants, including NGLs or condensates, from our systems or facilities could result in fines or penalties as well as significant remedial obligations.

OSHA. We are subject to the requirements of the Occupational Safety and Health Act, referred to as OSHA, and comparable state laws that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that information be maintained about hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens.

Recent Accounting Pronouncements

See Note 14 in the Notes to Consolidated Financial Statements for a description of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risks to which we are exposed are interest rate risk and NGL, natural gas and coal price risks.

We are also indirectly exposed to the credit risk of our lessees. If our lessees become financially insolvent, our lessees may not be able to continue operating or meeting their minimum lease payment obligations. As a result, our coal royalty revenues could decrease due to lower production volumes.

As of March 31, 2005, $85.6 million of our borrowings were financed with debt which has a fixed interest rate throughout its term. In connection with this financing, we executed an interest rate derivative transaction to effectively convert the interest rate on one-third of the amount financed from a fixed rate of 6.02 percent to a floating rate of LIBOR plus 2.36 percent. The interest rate swap has been accounted for as a fair value hedge in compliance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138.

When we agreed to acquire the midstream business from Cantera, one of our objectives was to support the economics of that acquisition. We achieved this objective by entering into pre-closing commodity price hedging agreements covering approximately 75 percent of the net volume of NGLs expected to be sold from April 2005 through December 2006. Rising commodity prices resulted in an increase in the market value of those hedging agreements before they qualified for hedge accounting. This change in market value resulted in a $13.9 million non-cash charge to earnings for the unrealized loss on derivatives. Subsequent to the Cantera Acquisition, we evaluated the effectiveness of the derivative contracts in relation to the underlying commodities and designated the contracts as cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Upon qualifying for hedge accounting, changes in the derivative contracts’ market value are accounted for as other comprehensive income or loss to the extent they are effective rather than a direct impact on net income. SFAS No. 133 requires us to continue to measure the effectiveness of the derivative contracts in relation to the underlying commodity being hedged, and we will be required to record the ineffective portion of the contracts in our net income for the respective period. Cash settlements with the counterparties to the hedging agreements will occur monthly in the future over the life of the agreements, with PVR receiving a correspondingly higher or lower amount for the physical sale of the commodity over the same period. Several derivative contracts for ethane, propane, crude oil and natural gas entered into subsequent to the Cantera Acquisition have been designated as cash flow hedges. See Note 6 of the Notes to Consolidated Financial Statements for a description of our hedging program and a listing of open hedging contracts and their fair value.

Forward-Looking Statements

Statements included in this report which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto) are forward-looking statements. In addition, the Partnership and its representatives may from time to time make other oral or written statements which are also forward-looking statements. These statements use forward-looking words such as “may,” “will,” “anticipate,” “believe,” “expect,” “project” or other similar words. These statements discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition or state other “forward looking” information.

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report and the documents we have incorporated by reference. These statements reflect our current views with respect to future events and are subject to various risks, uncertainties and assumptions including, but not limited, to the following:

•	our ability to generate sufficient cash from our midstream and coal businesses to pay the minimum quarterly distribution;

•	energy prices generally and specifically, the respective prices of natural gas, NGLs and coal;

•	the relationship between natural gas and NGL prices;

•	the relationship between the price of coal and the prices of natural gas and oil;

•	the volatility of commodity prices for coal, natural gas and NGLs;

•	the projected supply of and demand for coal, natural gas and NGLs;

•	the ability to successfully integrate and manage our new midstream business;

•	the ability to acquire new coal reserves on satisfactory terms;

•	the price for which new coal reserves can be acquired;

•	the ability to lease new and existing coal reserves;

•	the ability to continually find and contract for new sources of natural gas supply;

•	the ability to retain our existing or acquire new midstream customers;

•	the ability of our coal lessees to produce sufficient quantities of coal on an economic basis from our reserves;

•	the ability of our coal lessees to obtain favorable contracts for coal produced from our reserves;

•	competition among producers in the coal industry generally and among midstream companies;

•	the exposure we have to the credit risk of our coal lessees and our midstream customers;

•	the experience and financial condition of our coal lessees, including their ability to satisfy their royalty, environmental, reclamation and other obligations to us and others;

•	the ability to expand our midstream business by constructing new gathering systems, pipelines and processing facilities on an economic basis and in a timely manner;

•	the extent to which the amount and quality of actual coal production differs from estimated recoverable proved coal reserves;

•	unanticipated geological problems;

•	the dependence of our midstream business on having connections to third party pipelines;

•	availability of required materials and equipment;

•	the occurrence of unusual weather or operating conditions, including force majeure events;

•	the failure of our coal infrastructure or our coal lessees’ mining equipment or processes to operate in accordance with specifications or expectations;

•	delays in anticipated start-up dates of our coal lessees’ mining operations and related coal infrastructure projects;

•	environmental risks affecting the mining of coal reserves and the production, gathering and processing of natural gas;

•	the timing of receipt of necessary governmental permits by our coal lessees;

•	the risks associated with having or not having price risk management programs;

•	labor relations and costs;

•	accidents;

•	changes in governmental regulation or enforcement practices, especially with respect to environmental, health and safety matters;

•	uncertainties relating to the outcome of litigation regarding permitting of the disposal of coal overburden;

•	risks and uncertainties relating to general domestic and international economic (including inflation and interest rates) and political conditions (including the impact of potential terrorist attacks);

•	coal handling joint venture operations;

•	changes in financial market conditions; and

•	other risk factors as detailed in the our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures.

We have established disclosure controls and procedures to ensure that material information relating to the Partnership and its consolidated subsidiaries is made known to the officers who certify the Partnership’s financial reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. In addition, since the Partnership acquired its natural gas midstream business on March 3, 2005, our ability to effectively apply our disclosure controls and procedures to the acquired business is inherently limited by the short period of time we have had to evaluate those midstream operations since the acquisition.

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

(b) Changes in Internal Control over Financial Reporting.

No changes were made in the Partnership’s internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except that we are in the process of integrating the newly acquired natural gas midstream business into our existing internal control structure.

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

PENN VIRGINIA RESOURCE PARTNERS, L.P.

Date: May 6, 2005	By:	/s/ Frank A. Pici
Frank A. Pici, Vice President and
Chief Financial Officer

Date: May 6, 2005	By:	/s/ Forrest W. McNair
Forrest W. McNair, Vice President and
Controller