Form 10-Q
period 2005-09-30
PENN VIRGINIA RESOURCE PARTNERS L P
filed 2005-11-03
CIK 1144945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________________ to ________________

Commission File Number 1-16735

PENN VIRGINIA RESOURCE PARTNERS, L.P.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	23-3087517
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

THREE RADNOR CORPORATE CENTER, SUITE 300 100 MATSONFORD ROAD RADNOR, PA 19087

(Address of Principal Executive Offices)	(Zip Code)

(610) 687-8900

(Registrant’s Telephone Number, Including Area Code)

THREE RADNOR CORPORATE CENTER, SUITE 230, 100 MATSONFORD ROAD, RADNOR, PA 19087

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

Yes ☒	No ☐

Indicate by a check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate by a check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of November 1, 2005, 15,084,855 common and 5,737,410 subordinated limited partner units were outstanding.

PENN VIRGINIA RESOURCE PARTNERS, L.P.
INDEX

PART I.  Financial Information
Item 1. Financial Statements

PENN VIRGINIA RESOURCE PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME – unaudited
(in thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Revenues
Natural gas midstream	$103,861	$—	$217,134	$—
Coal royalties	22,739	18,018	60,921	52,395
Other	3,614	1,379	9,703	3,697

Total revenues	130,214	19,397	287,758	56,092

Expenses
Cost of gas purchased	89,622	—	185,833	—
Operating	4,588	1,777	10,730	5,574
Taxes other than income	559	239	1,657	753
General and administrative	3,790	2,077	10,069	6,036
Depreciation, depletion and amortization	9,159	4,764	22,237	14,385

Total operating expenses	107,718	8,857	230,526	26,748

Operating income	22,496	10,540	57,232	29,344
Other income (expense)
Interest expense	(3,937)	(1,658)	(10,132)	(4,390)
Interest income	233	265	850	789
Unrealized gain (loss) on derivatives	3,578	—	(11,186)	—

Net income	$22,370	$9,147	$36,764	$25,743

General partner’s interest in net income *	$951	$183	$1,478	$515

Limited partner’s interest in net income	$21,419	$8,964	$35,286	$25,228

Basic and diluted net income per limited partner unit, common and subordinated	$1.03	$0.50	$1.77	$1.40

Weighted average number of units outstanding, basic and diluted:
Common	15,085	10,425	14,190	10,419
Subordinated	5,737	7,650	5,737	7,650

* The general partner’s interest in net income includes the general partner’s two percent interest plus the general partner’s portion of incentive distribution rights.

The accompanying notes are an integral part of these consolidated financial statements.

PENN VIRGINIA RESOURCE PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2005	December 31, 2004

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,217	$20,997
Accounts receivable	75,515	8,668
Derivative assets	14,765	—
Inventory and other current assets	2,670	541

Total current assets	115,167	30,206

Property and equipment	531,709	271,546
Less: Accumulated depreciation, depletion and amortization	68,927	49,931

Net property and equipment	462,782	221,615

Equity investments	26,395	27,881
Goodwill	8,066	—
Intangibles, net	37,183	—
Derivative assets	9,256	—
Other long-term assets	5,659	4,733

Total assets	$664,508	$284,435

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable and accrued liabilities	$67,083	$3,989
Current portion of long-term debt	8,105	4,800
Deferred income	2,314	1,207
Derivative liabilities	27,335	—

Total current liabilities	104,837	9,996

Deferred income	13,310	8,726
Other liabilities	2,958	2,803
Derivative liabilities	18,871	—
Long-term debt	249,798	112,926
Commitments and contingencies
Partners’ capital	274,734	149,984

Total liabilities and partners’ capital	$664,508	$284,435

The accompanying notes are an integral part of these consolidated financial statements.

PENN VIRGINIA RESOURCE PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Cash flows from operating activities
Net income	$22,370	$9,147	$36,764	$25,743
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	9,159	4,764	22,237	14,385
Unrealized loss (gain) on derivatives, net of settlements	(5,462)	—	7,461	—
Noncash interest expense	177	126	1,519	378
Equity earnings, net of distributions	2,090	(165)	1,546	(165)
Changes in operating assets and liabilities	3,579	(1,282)	2,164	(1,618)

Net cash provided by operating activities	31,913	12,590	71,691	38,723

Cash flows from investing activities
Acquisitions, net of cash acquired	(67,492)	—	(290,169)	—
Equity investments	—	(28,442)	—	(28,442)
Additions to property and equipment	(3,795)	(72)	(9,615)	(939)
Other	—	210	52	585

Net cash used in investing activities	(71,287)	(28,304)	(299,732)	(28,796)

Cash flows from financing activities
Payments for debt issuance costs	(346)	—	(2,385)	—
Proceeds from borrowings	67,000	28,500	293,800	28,500
Repayments of borrowings	(12,800)	(1,500)	(153,600)	(2,500)
Proceeds from issuance of partners’ capital	252	—	129,258	—
Distributions to partners	(14,134)	(9,960)	(37,812)	(29,229)

Net cash provided by (used in) financing activities	39,972	17,040	229,261	(3,229)

Net increase in cash and cash equivalents	598	1,326	1,220	6,698
Cash and cash equivalents at beginning of period	21,619	14,438	20,997	9,066

Cash and cash equivalents at end of period	$22,217	$15,764	$22,217	$15,764

Supplemental disclosures of cash flow information
Cash paid for interest	$4,539	$2,918	$9,500	$5,622
Noncash investing and financing activities
Issuance of partners’ capital for acquisition	$10,415	$—	$10,415	$1,060
Assumption of liabilities in acquisitions	$3,981	$—	$3,981	$—

The accompanying notes are an integral part of these consolidated financial statements.

PENN VIRGINIA RESOURCE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited
September 30, 2005

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

          The general partner of the Partnership is Penn Virginia Resource GP, LLC, a wholly owned subsidiary of Penn Virginia Corporation (“Penn Virginia”).

2.  BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements include the accounts of Penn Virginia Resource Partners, L.P. and all wholly-owned subsidiaries.  The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission regulations. These statements involve the use of estimates and judgments where appropriate. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with our consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2004.  Operating results for the nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  Certain reclassifications have been made to conform to the current period’s presentation.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Our accounting policies are consistent with those described in our Annual Report on Form 10-K for the year ended December 31, 2004, except as discussed below.  Please refer to such Form 10-K for a further discussion of those policies.

Natural Gas Midstream Revenues

          Revenues from the sale of natural gas liquids (“NGLs”) and residue gas are recognized when the NGLs and residue gas produced at our gas processing plants are sold. Gathering and transportation revenues are recognized based upon actual volumes delivered. Due to the time needed to gather information from various purchasers and measurement locations and then calculate volumes delivered, the collection of natural gas midstream revenues may take up to 30 days following the month of production. Therefore, accruals for revenues and accounts receivable and the related cost of gas purchased and accounts payable are made based on estimates of natural gas purchased and NGLs and natural gas sold, and our financial results include estimates of production and revenues for the period of actual production. Any differences, which we do not expect to be significant, between the actual amounts ultimately received or paid and the original estimates are recorded in the period they become finalized. Approximately 47 percent of natural gas midstream revenues for the three months and the nine months ended September 30, 2005, related to two customers. Approximately 39 percent of consolidated accounts receivable at September 30, 2005, resulted from three customers.

Goodwill

          We had approximately $8.1 million of goodwill at September 30, 2005, based on the preliminary purchase price allocation for the Cantera Acquisition (as defined in Note 4). This amount may change based on the final purchase price allocation. The goodwill has been allocated to the midstream segment. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill will be assessed at least annually for impairment. We intend to test goodwill for impairment during the fourth quarter of each fiscal year.

Intangibles

          Intangible assets at September 30, 2005, included $35.5 million for customer contracts and relationships and $4.6 million for rights-of-way. These amounts may change based on the final Cantera Acquisition purchase price allocation as described in Note 4. Customer contracts and relationships are amortized on a straight-line basis over the expected useful lives of the individual contracts and relationships, up to 15 years. Rights-of-way are amortized on a straight-line basis over a period of 15 years. Total intangible amortization was approximately $1.2 million and $2.9 million during the three months and nine months ended September 30, 2005. There were no intangible assets or related amortization in 2004. As of September 30, 2005, accumulated amortization of intangible assets was $2.9 million.

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

          Cash paid in connection with the Cantera Acquisition was approximately $199 million, net of cash received and including capitalized acquisition costs, which we funded with a $110 million term loan and with borrowings under our revolving credit facility. The purchase price allocation for the Cantera Acquisition has not been finalized because we are still in the process of settling post-closing adjustments with the seller and obtaining final appraisals of assets acquired and liabilities assumed. We used proceeds of $126.5 million from our sale of common units in a subsequent public offering in March 2005 and a $2.8 million contribution from our general partner, to repay our term loan in full and to reduce outstanding indebtedness under our revolving credit facility. The total purchase price was allocated to the assets purchased and the liabilities assumed in the Cantera Acquisition based upon preliminary fair values on the date of acquisition as follows (in thousands):

Cash consideration paid for Cantera	$201,729
Plus: Acquisition costs	2,740

Total purchase price	204,469
Less: Cash acquired	(5,378)

Total purchase price, net of cash acquired	$199,091

Current assets acquired	$39,148
Property and equipment acquired	145,448
Other assets acquired	645
Liabilities assumed	(34,268)
Intangible assets	40,052
Goodwill	8,066

Total purchase price, net of cash acquired	$199,091

          The preliminary purchase price allocation includes approximately $8.1 million of goodwill. The significant factors that contributed to the recognition of goodwill include our entry into the natural gas midstream business and PVR’s ability to acquire an established business with an assembled workforce. Under SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, goodwill recorded in connection with a business combination is not amortized, but rather is tested for impairment at least annually. Accordingly, the unaudited pro forma financial information presented below does not include amortization of the goodwill recorded in the Cantera Acquisition.  The preliminary purchase price allocation also includes approximately $40.1 million of intangible assets that are primarily associated with assumed customer contracts, customer relationships and rights-of-way. These intangible assets are being amortized over periods of up to 15 years, the period in which benefits are derived from the contracts, relationships and rights-of-way, and will be reviewed for impairment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

          The following unaudited pro forma financial information reflects the consolidated results of operations of the Partnership as if the following transactions had occurred on January 1 of the reported period:  1) the Cantera Acquisition, 2) the closing of our amended credit facility (see Note 7) and 3) our March 2005 public offering of common units. The pro forma information includes adjustments primarily for depreciation of acquired property and equipment, amortization of intangibles, interest expense for acquisition debt and the change in weighted average common units resulting from the public offering. The pro forma financial information is not necessarily indicative of the results of operations as it would have been had these transactions been effected on the assumed date.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

	(in thousands, except share data)
Revenues	$130,214	$90,886	$360,200	$258,035
Net income	$22,370	$15,247	$36,764	$32,005
Net income per limited partner unit, basic and diluted	$1.03	$0.73	$1.77	$1.52

5. OTHER ACQUISITIONS

Coal River Acquisition

          In March 2005, we acquired lease rights to approximately 36 million tons of undeveloped coal reserves and royalty interests in 73 producing oil and natural gas wells for $9.3 million in cash (the “Coal River Acquisition”).  The coal reserves are located in central Appalachia, adjacent to the Bull Creek tract on our Coal River property in southern West Virginia. The oil and gas wells are located in eastern Kentucky and southwestern Virginia. The Coal River Acquisition was funded with long-term debt under our revolving credit facility.

          The coal reserves are predominantly low sulfur and high BTU content; development will occur in conjunction with our Bull Creek reserves and a related loadout facility that was placed into service in 2004. The oil and gas property contains approximately 2.8 billion cubic feet equivalent of net proved oil and gas reserves with current net production of approximately 166 million cubic feet equivalent on an annualized basis.

Alloy Acquisition

          In April 2005, we acquired fee ownership of approximately 13 million tons of coal reserves for $15 million in cash (the “Alloy Acquisition”). The reserves, located on approximately 8,300 acres in the Central Appalachian region of West Virginia, will be produced from deep and surface mines with production anticipated to start in late 2005. Revenues will be earned initially from transportation-related fees on coal mined from an adjacent property, followed by royalty revenues as the mines commence production. The seller will remain on the property as the lessee and operator. The Alloy Acquisition was funded with long-term debt under our revolving credit facility.

Wayland Acquisition

          In July 2005, we acquired a combination of fee ownership and lease rights to approximately 15 million tons of coal reserves for approximately $14 million (the “Wayland Acquisition”). The reserves are located in Knott County in eastern Kentucky.  The Wayland Acquisition was funded with $4 million of cash and our issuance to the seller of approximately 209,000 common units. In addition, we assumed $0.7 million of liabilities related to the acquired property.

Green River Acquisition

          In July 2005, we also acquired fee ownership of approximately 95 million tons of coal reserves in the western Kentucky portion of the Illinois Basin for approximately $62 million in cash (the “Green River Acquisition”) and the assumption of $3.3 million of deferred income.  This coal reserve acquisition is our first in the Illinois Basin and was funded using our recently expanded credit facility.  Currently, approximately 45 million tons of these coal reserves are leased to affiliates of Peabody Energy Corporation (NYSE:BTU).

6.  HEDGING ACTIVITIES

Commodity Cash Flow Hedges

          When we agreed to acquire Cantera, we wanted to ensure an acceptable return on the investment. This objective was supported by entering into pre-closing commodity price derivative agreements covering approximately 75 percent of the net volume of NGLs expected to be sold from April 2005 through December 2006. Rising commodity prices resulted in a significant change in the market value of those derivative agreements before they qualified for hedge accounting. This change in market value resulted in a $13.9 million noncash charge to earnings during the first quarter of 2005 for the unrealized loss on derivatives. Subsequent to the Cantera Acquisition, we formally designated the agreements as cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Upon qualifying for hedge accounting, changes in the derivative agreements’ market value are accounted for as other comprehensive income or loss to the extent they are effective, rather than as a direct impact on net income.  SFAS No. 133 requires us to continue to measure the effectiveness of the derivative agreements in relation to the underlying commodity being hedged, and we are required to record the ineffective portion of the agreements in our net income for the respective period. Cash settlements with the counterparties related to the derivative agreements will occur monthly over the life of the agreements, with PVR receiving a correspondingly higher or lower amount for the physical sale of the commodity over the same period. In addition, we entered into derivative agreements for ethane, propane, crude oil and natural gas to futher protect our margins subsequent to the Cantera Acquisition.  These derivative agreements have been designated as cash flow hedges.

          The fair values of our derivative agreements are determined based on forward price quotes for the respective commodities as of September 30, 2005. The following table sets forth our positions as of September 30, 2005:

	Average Volume Per Day	Weighted Average Price	Estimated Fair Value (in thousands)

Ethane Swaps	(in gallons)	(per gallon)	$(14,542)
Fourth Quarter 2005 through Fourth Quarter 2006	68,880	$0.4770
First Quarter 2007 through Fourth Quarter 2007	34,440	$0.5050
First Quarter 2008 through Fourth Quarter 2008	34,440	$0.4700

Propane Swaps	(in gallons)	(per gallon)	(14,930)
Fourth Quarter 2005 through Fourth Quarter 2006	52,080	$0.7060
First Quarter 2007 through Fourth Quarter 2007	26,040	$0.7550
First Quarter 2008 through Fourth Quarter 2008	26,040	$0.7175

Crude Oil Swaps	(in Bbls)	(per Bbl)	(16,734)
Fourth Quarter 2005 through Fourth Quarter 2006	1,100	$44.45
First Quarter 2007 through Fourth Quarter 2007	560	$50.80
First Quarter 2008 through Fourth Quarter 2008	560	$49.27

Natural Gas Swaps	(in MMbtu)	(per MMbtu)	23,258
Fourth Quarter 2005 through Fourth Quarter 2006	7,500	$7.05
First Quarter 2007 through Fourth Quarter 2008	4,000	$6.97

			$(22,948)

          Based upon our assessment of our derivative agreements designated as cash flow hedges at September 30, 2005, we reported (i) a net derivative liability of $22.9 million, (ii) a loss in accumulated other comprehensive income of $14.6 million and (iii) a net unrealized gain on derivatives for hedge ineffectiveness of $3.6 million and $2.7 million for the three months and nine months ended September 30, 2005. In connection with monthly settlements, we recognized net hedging losses in natural gas midstream revenues of $2.0 million and $1.2 million for the three months and nine months ended September 30, 2005, and net hedging gains in cost of gas purchased of $1.0 million and $0.8 million for the three months and nine months ended September 30, 2005. Based upon future commodity prices as of September 30, 2005, we expect to realize $12.7 million of hedging losses within the next 12 months. The amounts that we will ultimately realize will vary due to changes in the fair value of the open derivative agreements prior to settlement. Because all hedged volumes relate to periods beginning after March 31, 2005, we had no monthly settlements and recognized no net hedging losses in natural gas midstream revenues in 2004.

     Interest Rate Swaps

          In connection with the issuance of our senior unsecured notes (see Note 7), in March 2003 we entered into an interest rate swap agreement with an original notional amount of $30 million to hedge a portion of the fair value of those notes (the “Senior Notes Swap”). The notional amount decreased by one-third of each principal payment. Under the terms of the Senior Notes Swap agreement, the counterparty paid a fixed rate of 5.77 percent on the notional amount and received a variable rate equal to the floating interest rate which was determined semi-annually and was based on the six month London Interbank Offering Rate (“LIBOR”) plus 2.36 percent. Settlements on the Senior Notes Swap were recorded as interest expense. In conjunction with the closing of the Cantera Acquisition on March 3, 2005, we entered into an amendment to the senior unsecured notes in which we agreed to a 0.25 percent increase in the fixed interest rate on the senior unsecured notes, from 5.77 percent to 6.02 percent. The Senior Notes Swap was redesignated as a fair value hedge on that date and was determined to be highly effective.  The Senior Notes Swap agreement was settled on June 30, 2005, for $0.8 million.  The settlement was paid in cash by us to the counterparty in July 2005.

          In September 2005, we entered into interest rate swap agreements to establish fixed rates on $60 million of the LIBOR-based portion of the outstanding balance on the revolving credit facility (see Note 7) until March 2010 (the “Revolver Swaps”).  We pay a weighted average fixed rate of 4.22 percent on the notional amount, plus the applicable margin, and the counterparties pay a variable rate equal to the three month LIBOR. Settlements on the Revolver Swaps are recorded as interest expense.  The Revolver Swap agreements were designated as cash flow hedges. Accordingly, the effective portion of the change in the fair value of the swap transactions is recorded each period in other comprehensive income. The ineffective portion of the change in fair value, if any, is recorded to current period earnings as interest expense.

7.  LONG-TERM DEBT

          At September 30, 2005, and December 31, 2004, long-term debt consisted of the following (in thousands):

	September 30, 2005	December 31, 2004

	(Unaudited)
Senior unsecured notes*	$82,903	$87,726
Revolving credit facility	175,000	30,000

	257,903	117,726
Less: Current maturities	(8,105)	(4,800)

	$249,798	$112,926

*

Includes a negative fair value adjustment of $0.8 million as of September 30, 2005, and December 31, 2004, related to the Senior Notes Swap designated as a fair value hedge. The Senior Notes Swap agreement was settled in June 2005 (see Note 6).

     Revolving Credit Facility

          Concurrent with the closing of the Cantera Acquisition in March 2005, Penn Virginia Operating Co., LLC, the parent of PVR Midstream LLC and a subsidiary of the Partnership, entered into a new unsecured $260 million, five-year credit agreement consisting of a $150 million revolving credit facility that matures in March 2010 and a $110 million term loan. A portion of the revolving credit facility and the term loan were used to fund the Cantera Acquisition and to repay borrowings under our previous credit facility.  Proceeds of $126.5 million received from a subsequent public offering of 2.5 million common units in March 2005 and a $2.8 million contribution from our general partner were used to repay the $110 million term loan and a portion of the amount outstanding under the revolving credit facility. The term loan cannot be re-borrowed. The revolving credit facility is available for general Partnership purposes, including working capital, capital expenditures and acquisitions, and includes a $10 million sublimit for the issuance of letters of credit.

          In July 2005, we amended the credit agreement to increase the size of the revolving credit facility from $150 million to $300 million.  We increased our one-time option under the revolving credit facility to expand the facility from $100 million to $150 million, for a potential total credit facility of $450 million, upon receipt by the credit facility’s administrative agent of commitments from one or more lenders.   The amendment also updated certain debt covenant definitions. The interest rate under the credit agreement remained unchanged and will fluctuate based on our ratio of total indebtedness to EBITDA. Interest is payable at a base rate plus an applicable margin ranging from zero to 1.00 percent if we select the base rate borrowing option under the credit agreement, or at a rate derived from LIBOR plus an applicable margin ranging from 1.00 percent to 2.00 percent if we select the LIBOR-based borrowing option. Other terms of the credit agreement remained unchanged.

          In September 2005, we entered into two Revolver Swap agreements to establish a fixed interest rate on $60 million of the LIBOR-based portion of the outstanding balance of the revolving credit facility, which effectively fixed the interest rate at 4.22 percent plus the applicable margin, which was 1.75 percent as of September 30, 2005 (see Note 6).

     Senior Unsecured Notes

          In conjunction with the closing of the Cantera Acquisition, Penn Virginia Operating Co., LLC, also amended its senior unsecured notes (the “Notes”) to allow us to enter the natural gas midstream business and to increase certain covenant coverage ratios, including the debt to EBITDA test. In exchange for this amendment, we agreed to a 0.25 percent increase in the fixed interest rate on the Notes, from 5.77 percent to 6.02 percent. The amendment to the Notes also requires that we obtain an annual confirmation of our credit rating, with a 1.00 percent increase in the interest rate payable on the Notes in the event our credit rating falls below investment grade. On March 15, 2005, our investment grade credit rating was confirmed by Dominion Bond Rating Services.

          Upon settlement of the Senior Notes Swap agreement (see Note 6), the $0.8 million negative fair value adjustment of the carrying amount of long-term debt will be amortized as interest expense over the remaining term of the Notes using the interest rate method.

8.  COMMITMENTS AND CONTINGENCIES

     Legal

          We are involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, management believes these claims will not have a material effect on our financial position, liquidity or operations.

     Environmental Compliance

          The operations of our coal lessees and natural gas midstream segment are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. The terms of our coal property leases impose liability for all environmental and reclamation liabilities arising under those laws and regulations on the relevant lessees. The lessees are bonded and have agreed to indemnify us against any and all future environmental liabilities. We regularly visit our leased coal properties to monitor lessee compliance with environmental laws and regulations and to review mining activities. Management believes that the operations of our coal lessees and our natural gas midstream segment will comply with existing regulations and does not expect any material impact on our financial condition or results of operations.

     Mine Health and Safety Laws

          There are numerous mine health and safety laws and regulations applicable to the coal mining industry.  However, since we do not operate any mines and do not employ any coal miners, we are not subject to such laws and regulations.  Accordingly, no related liabilities are accrued.

9.  NET INCOME PER LIMITED PARTNER UNIT

          Basic and diluted net income per limited partner unit is computed by dividing net income attributable to limited partners, after deducting the general partner’s two percent interest and incentive distributions, by the weighted average number of outstanding common units and subordinated units.  At September 30, 2005, there were no dilutive units outstanding.

10.  RELATED PARTY TRANSACTION

          Penn Virginia charges us for certain corporate administrative expenses which are allocable to its subsidiaries. When allocating general corporate expenses, consideration is given to property and equipment, payroll and general corporate overhead. Any direct costs are paid by the Partnership. Total corporate administrative expenses charged to the Partnership totaled $0.5 million and $0.4 million for the three months ended September 30, 2005 and 2004, and $1.4 million and $1.1 million for the nine months ended September 30, 2005 and 2004.  These costs are reflected in general and administrative expenses in the accompanying consolidated statements of income. At least annually, management performs an analysis of general corporate expenses based on time allocations of shared employees and other pertinent factors. Based on this analysis, management believes the allocation methodologies used are reasonable.

11.  DISTRIBUTIONS

          We make quarterly cash distributions of our available cash, generally defined as consolidated cash receipts less consolidated cash disbursements and cash reserves established by the general partner at its sole discretion.  According to our Partnership Agreement, the general partner receives incremental incentive cash distributions if cash distributions exceed certain target thresholds as follows:

	Unitholders	General Partner

Quarterly cash distribution per unit:
First target – up to $0.55 per unit	98%	2%
Second target – above $0.55 per unit up to $0.65 per unit	85%	15%
Third target – above $0.65 per unit up to $0.75 per unit	75%	25%
Thereafter – above $0.75 per unit	50%	50%

          The following table reflects the allocation of total cash distributions paid during the nine months ended September 30, 2005 (in thousands, except per unit information):

Limited partner units	$36,483
General partner ownership interest	668
General partner incentive	662

Total cash distributions	$37,813

Total cash distributions paid per unit	$1.8325

          We paid quarterly distributions of $0.5625 per unit in February 2005, $0.62 per unit in May 2005 and $0.65 per unit in August 2005.  In October 2005, we announced a $0.65 per unit distribution for the three months ended September 30, 2005, or $2.60 per unit on an annualized basis.  The distribution will be paid on November 14, 2005, to unitholders of record on November 3, 2005.

12.  COMPREHENSIVE INCOME

          Comprehensive income represents changes in partners’ capital during the reporting period, including net income and charges directly to partners’ capital which are excluded from net income. For the three months and nine months ended September 30, 2005 and 2004, the components of comprehensive income were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Net income	$22,370	$9,147	$36,764	$25,743
Unrealized holding gains (losses) on hedging activities	(13,196)	—	(14,301)	—
Reclassification adjustment for hedging activities	1,017	—	426	—

Comprehensive income	$10,191	$9,147	$22,889	$25,743

          Accumulated other comprehensive income was $(13.9) million at September 30, 2005, and zero at December 31, 2005. For the nine months ended September 30, 2005, unrealized holding losses on hedging activities were $(14.3) million, offset by reclassification adjustments for hedging activities of $0.4 million.

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

Coal

          The coal segment includes:

•	management of coal properties located in the Appalachian and Illinois basin regions of the United States and in New Mexico;
•	other land management activities such as selling standing timber and real estate rentals;
•	fee-based infrastructure facilities leased to certain lessees; and
•	our investment in a joint venture which primarily provides coal handling facilities to end-user industrial plants.

Natural Gas Midstream

          The natural gas midstream segment derives revenues primarily from gas processing contracts with natural gas producers and from fees charged for gathering natural gas volumes and providing other related services.

          In our Annual Report on Form 10-K for the year ended December 31, 2004, we reported two segments – coal royalty and coal services. As a result of the Cantera Acquisition, our Chief Executive Officer and other senior officials now review the operating results of our coal business on an aggregated basis. Accordingly, we now report the coal and natural gas midstream businesses as our two segments. The following segment information for the three months and nine months ended September 30, 2004, has been restated to conform to the current period’s presentation. The following is a summary of certain financial information relating to the Partnership’s segments (in thousands):

	Coal	Natural Gas Midstream	Consolidated

For the Three Months Ended September 30, 2005:
Revenues	$25,923	$104,291	$130,214
Cost of gas purchased	—	89,622	89,622
Operating costs and expenses	4,067	4,870	8,937
Depreciation, depletion and amortization	5,257	3,902	9,159

Operating income	$16,599	$5,897	$22,496

Interest expense, net			(3,704)
Unrealized gain on derivatives			3,578

Net income			$22,370

Total assets	$373,404	$291,104	$664,508

Additions to property and equipment and acquisitions, net of cash acquired (a)	$81,339	$4,344	$85,683

For the Three Months Ended September 30, 2004:
Revenues	$19,397	$—	$19,397
Operating costs and expenses	4,093	—	4,093
Depreciation, depletion and amortization	4,764	—	4,764

Operating income	$10,540	$—	$10,540

Interest expense, net			(1,393)

Net income			$9,147

Total assets	$283,946	$—	$283,946

Additions to property and equipment and acquisitions, net of cash acquired	$72	$—	$72

	Coal	(b) Natural Gas Midstream	Consolidated

For the Nine Months Ended September 30, 2005:
Revenues	$69,428	$218,330	$287,758
Cost of gas purchased	—	185,833	185,833
Operating costs and expenses	10,793	11,663	22,456
Depreciation, depletion and amortization	13,440	8,797	22,237

Operating income	$45,195	$12,037	$57,232

Interest expense, net			(9,282)
Unrealized loss on derivatives			(11,186)

Net income			$36,764

Total assets	$373,404	$291,104	$664,508

Additions to property and equipment and acquisitions, net of cash acquired (a)	$110,370	$203,810	$314,180

For the Nine Months Ended September 30, 2004:
Revenues	$56,092	$—	$56,092
Operating costs and expenses	12,363	—	12,363
Depreciation, depletion and amortization	14,385	—	14,385

Operating income	$29,344	$—	$29,344

Interest expense, net			(3,601)

Net income			$25,743

Total assets	$283,946	$—	$283,946

Additions to property and equipment and acquisitions, net of cash acquired (c)	$1,999	$—	$1,999

(a)	Coal segment includes noncash expenditures of $14.4 million
(b)	Represents the results of operations of the natural gas midstream segment since March 3, 2005, the closing date of the Cantera Acquisition.
(c)	Includes noncash expenditures of $1.1 million.

14.  RECENT ACCOUNTING PRONOUNCEMENTS

          In March 2005, the Financial Accounting Standards Board (the “FASB”) released Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47), which provides guidance for applying SFAS No. 143, Accounting for Asset Retirement Obligations. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year companies). We expect no change to our consolidated results of operations or financial position as a result of implementing FIN 47.

          In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3, which replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so, and it applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Consequently, we will adopt the provisions of SFAS 154 for our fiscal year beginning January 1, 2006. We currently believe that adoption of the provisions of SFAS No. 154 will not have a material impact on our consolidated financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following review of the financial condition and results of operations of Penn Virginia Resource Partners, L.P. (the “Partnership,” “we,” “our” or “us”) should be read in conjunction with our Consolidated Financial Statements and Notes thereto.

Overview

          We are a Delaware limited partnership formed by Penn Virginia Corporation (“Penn Virginia”) in 2001 primarily to engage in the business of managing coal properties in the United States. Since the acquisition of a natural gas midstream business in March 2005, we conduct operations in two business segments:  coal and natural gas midstream.

Coal Segment Overview

          In our coal segment, we enter into long-term leases with experienced, third-party mine operators providing them the right to mine our coal reserves in exchange for royalty payments. We do not operate any mines.  For the nine months ended September 30, 2005, our lessees produced 22.5 million tons of coal from our properties and paid us coal royalty revenues of $60.9 million, for an average gross coal royalty per ton of $2.71.  Approximately 82 percent of our coal royalty revenues for the first nine months of 2005 and 78 percent of our coal royalty revenues for the first nine months of 2004 were derived from coal mined on our properties and sold by our lessees multiplied by a royalty rate per ton based on the higher of a percentage of the gross sales price or a fixed price per ton of coal, with pre-established minimum monthly or annual rental payments.  The balance of our coal royalty revenues for the respective periods was derived from coal mined on two of our properties under leases containing fixed royalty rates per ton of coal mined and sold. The royalty rates under those leases escalate annually, with pre-established minimum monthly payments.  In managing our properties, we actively work with our lessees to develop efficient methods to exploit our reserves and to maximize production from our properties.  Included in our coal operations are revenues earned from the sale of standing timber on our properties as well as revenues from providing fee-based coal preparation and transportation services to our lessees, which enhance their production levels and generate additional coal royalty revenues. We also earn revenues from third party coal end-users by owning and operating coal handling facilities through our joint venture with Massey Energy Company.

          As of September 30, 2005, our coal reserves, coal infrastructure and timber assets were located on the following  properties:

*

the central Appalachia property, located in Buchanan, Lee and Wise Counties, Virginia; Harlan, Knott and Letcher Counties, Kentucky; Boone, Fayette, Kanawha, Lincoln, Logan and Raleigh Counties, West Virginia:

*	the northern Appalachia property, located in Barbour, Harrison, Lewis, Monongalia and Upshur Counties, West Virginia;

*	the Illinois Basin property, located in Henderson and Webster Counties, Kentucky; and

*	the San Juan Basin property, located in McKinley County, New Mexico.

          Our revenues and profitability will be adversely affected in the future if we are unable to replace or increase our reserves through acquisitions.  Our management continues to focus on acquisitions of assets and energy sources necessary to meet the requirements of diverse markets and environmental regulations.  We added personnel to evaluate acquisitions of coal reserves and coal industry-related infrastructure, and we completed four acquisitions in the first nine months of 2005, spending approximately $100 million to add approximately 160 million tons of coal reserves, oil and natural gas well royalty interests and coal transportation fee rights.

Natural Gas Midstream Segment Overview

          On March 3, 2005, we completed the acquisition of Cantera Gas Resources, LLC (“Cantera”), a midstream gas gathering and processing company with primary locations in the mid-continent area of Oklahoma and the panhandle of Texas (the “Cantera Acquisition”). As a result of the Cantera Acquisition, we own and operate a significant set of midstream assets that includes approximately 3,400 miles of gas gathering pipelines and three natural gas processing facilities, which have 160 million cubic feet per day (MMcfd) of total capacity. Our midstream business derives revenues primarily from gas processing contracts with natural gas producers and from fees charged for gathering natural gas volumes and providing other related services. The Cantera Acquisition also included a natural gas marketing business, which aggregates third-party volumes and sells those volumes into intrastate pipeline systems, such as Enogex and ONEOK, and at market hubs accessed by various interstate pipelines. We believe that the Cantera Acquisition established a platform for future growth in the natural gas midstream sector and has diversified our cash flows into another long-lived asset base. Cash paid in connection with the Cantera Acquisition was approximately $199 million, net of cash received and including capitalized acquisition costs, which we funded with a $110 million term loan and with borrowings under our revolving credit facility. We used the proceeds from our sale of common units in a subsequent public offering in March 2005 to repay our term loan in full and to reduce outstanding indebtedness under our revolving credit facility.

          The following table sets forth information regarding our midstream assets:

					Year Ended December 31, 2004

Asset	Type	Approximate Length (Miles)	Approximate Wells Connected	Processing Capacity (Mmcfd)(1)	Average Plant Throughput (Mmcfd)		Utilization of Processing Capacity (%)

Beaver/Perryton System	Gathering pipelines and processing facility	1,160	664	100	80.9		80.9%
Crescent System	Gathering pipelines and processing facility	1,670	804	40	19.3		48.3%
Hamlin System	Gathering pipelines and processing facility	515	857	20	5.1		25.5%
Arkoma System	Gathering pipelines	78	56	—	16.9	(2)(3)	—

					122.2

(1)	Many capacity values are based on current operating configurations and could be increased through additional compression, increased delivery meter capacity or other facility upgrades.
(2)	Gathering only volumes.
(3)	Reported in MMBtu.

          The natural gas midstream industry is the link between the production of natural gas and the delivery of its components to end-use markets. It consists of natural gas gathering, dehydration, compression, treating, processing and transportation and natural gas liquid (“NGL”) extraction, fractionation and transportation. The midstream industry is generally characterized by regional competition based on the proximity of gathering systems and processing plants to natural gas producing wells.

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

          We continually seek new supplies of natural gas to both offset the natural declines in production from the wells currently connected to our systems and to increase throughput volume. New natural gas supplies are obtained for all of our systems by contracting for production from new wells, connecting new wells drilled on dedicated acreage and by contracting for natural gas that has been released from competitors’ systems.

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

Acquisitions and Investments

          Capital expenditures, including noncash items, were as follows:

	Nine Months Ended September 30,

	2005	2004

	(in thousands)
Coal
Coal reserve and lease acquisitions *	$105,474	$1,165
Acquisition of coal handling joint venture interest	—	28,442
Support equipment and facilities	4,896	834

Total	110,370	30,441
Natural gas midstream
Acquisitions, net of cash acquired	199,091	—
Other property and equipment expenditures	4,719	—

Total	203,810	—

		—
Total capital expenditures	$314,180	$30,441

*

Amount in 2005 includes noncash expenditure of $11.1 million to acquire coal reserves in Kentucky in exchange for $10.4 million of equity issued in the form of Partnership common units and $0.7 million of liabilities assumed.  Amount in 2005 also includes noncash portion of the Green River Acquisition (see description below) in which we assumed $3.3 million of deferred income.  Amount in 2004 includes noncash expenditure of $1.1 million to acquire additional reserves on our northern Appalachia properties in exchange for equity issued in the form of Partnership common and Class B units.

Cantera Acquisition

          On March 3, 2005, we completed our acquisition of Cantera, a midstream gas gathering and processing company with primary locations in the mid-continent area of Oklahoma and the panhandle of Texas. See the description of the Cantera Acquisition in “Natural Gas Midstream Segment Overview” above. Cash paid in connection with the Cantera Acquisition was approximately $199 million, net of cash received and including capitalized acquisition costs, which we funded with a $110 million term loan and with borrowings under our revolving credit facility. The purchase price allocation for the Cantera Acquisition has not been finalized. We used the proceeds from our sale of common units in a subsequent public offering in March 2005 to repay our term loan in full and to reduce outstanding indebtedness under our revolving credit facility. See Note 4 in the Notes to Consolidated Financial Statements for pro forma financial information.

Coal River Acquisition

          In March 2005, we acquired lease rights to approximately 36 million tons of undeveloped coal reserves and royalty interests in 73 producing oil and natural gas wells for $9.3 million in cash (the “Coal River Acquisition”).  The coal reserves are located in central Appalachia, adjacent to the Bull Creek tract on our Coal River property in southern West Virginia. The oil and gas wells are located in eastern Kentucky and southwestern Virginia. The acquisition was funded with long-term debt under our revolving credit facility.

          The coal reserves are predominantly low sulfur and high BTU content; development will occur in conjunction with our Bull Creek reserves and a related loadout facility that was placed into service in 2004. The oil and gas property contains approximately 2.8 billion cubic feet equivalent of net proved oil and gas reserves with current net production of approximately 166 million cubic feet equivalent on an annualized basis.

Alloy Acquisition

          In April 2005, we acquired fee ownership of approximately 13 million tons of coal reserves for $15 million in cash (the “Alloy Acquisition”). The reserves, located on approximately 8,300 acres in the Central Appalachian region of West Virginia, will be produced from deep and surface mines with production anticipated to start in late 2005. Revenues will be earned initially from transportation-related fees on coal mined from an adjacent property, followed by royalty revenues as the mines commence production. The seller will remain on the property as the lessee and operator. The acquisition was funded with long-term debt under our revolving credit facility.

Wayland Acquisition

          In July 2005, we acquired a combination of fee ownership and lease rights to approximately 15 million tons of coal reserves for approximately $14 million (the “Wayland Acquisition”). The reserves are located in Knott County in the eastern Kentucky portion of central Appalachia.  The acquisition was funded with $4 million of cash and our issuance of approximately 209,000 common units.  In addition, we assumed $0.7 million of liabilities related to the acquired property.  During the third quarter of 2005, we began constructing a new preparation plant and unit train coal loading facility on the property, which we expect to complete during the second quarter of 2006 at an estimated total capital expenditure of approximately $12.5 million.  The reserves have been leased to an operator who will commence the mining of raw coal on a limited basis during construction of the preparation and loading facility.  After completion of the facility, we expect the operator’s production from the property to increase to approximately one million tons of coal per year starting in 2007.  We also expect to earn fees from third party operators for coal processed from adjacent properties.

Green River Acquisition

          In July 2005, we also acquired fee ownership of approximately 95 million tons of coal reserves in the western Kentucky portion of the Illinois Basin for approximately $62 million of cash (the “Green River Acquisition”) and the assumption of $3.3 million of deferred income.  This coal reserve acquisition is our first in the Illinois Basin and was funded using our recently expanded credit facility.  Currently, approximately 45 million tons of these coal reserves are leased to affiliates of Peabody Energy (NYSE:BTU). We expect the remaining coal reserves to be leased over the next several years, with a gradual increase in coal production and related cash flow from the property.

Critical Accounting Policies and Estimates

          Natural Gas Midstream Revenues. Revenue from the sale of NGLs and residue gas is recognized when the NGLs and residue gas produced at our gas processing plants are sold. Gathering and transportation revenue is recognized based upon actual volumes delivered. Due to the time needed to gather information from various purchasers and measurement locations and then calculate volumes delivered, the collection of natural gas midstream revenues may take up to 30 days following the month of production. Therefore, accruals for revenues and accounts receivable and the related cost of gas purchased and accounts payable are made based on estimates of natural gas purchased and NGLs and natural gas sold, and our financial results include estimates of production and revenues for the period of actual production. Any differences, which we do not expect to be significant, between the actual amounts ultimately received or paid and the original estimates are recorded in the period they become finalized. Approximately 47 percent of natural gas midstream revenues for the three months and the nine months ended September 30, 2005, related to two customers.

          Coal Royalty Revenues. Coal royalty revenues are recognized on the basis of tons of coal sold by our lessees and the corresponding revenues from those sales. Since we do not operate any coal mines, we do not have access to actual production and revenues information until approximately 30 days following the month of production. Therefore, our financial results include estimated revenues and accounts receivable for the month of production. Any differences, which we do not expect to be significant, between the actual amounts ultimately received and the original estimates are recorded in the period they become finalized.

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

          Intangibles. Intangible assets are primarily associated with assumed contracts, customer relationships and rights-of-way. These intangible assets are amortized over periods of up to 15 years, the period in which benefits are derived from the contracts, relationships and rights-of-way, and will be reviewed for impairment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Results of Operations

Selected Financial Data – Consolidated

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

	(in thousands, except share data)
Revenues	$130,214	$19,397	$287,758	$56,092
Operating expenses	$107,718	$8,857	$230,526	$26,748
Operating income	$22,496	$10,540	$57,232	$29,344
Net income	$22,370	$9,147	$36,764	$25,743
Net income per limited partner unit, basic and diluted	$1.03	$0.50	$1.77	$1.40
Cash flows provided by operating activities	$31,913	$12,590	$71,691	$38,723

          The increase in net income for the three months ended September 30, 2005, compared to the same period in 2004 was primarily attributable to a $12.0 million increase in operating income and a $3.6 million noncash net unrealized gain on derivatives resulting from the change in effectiveness of open commodity price hedges related to our natural gas midstream segment, partially offset by a $2.3 million increase in interest expense.  The increase in net income for the nine months ended September 30, 2005, compared to the same period in 2004, was primarily attributable to a $27.9 million increase in operating income, partially offset by a $11.2 million noncash net charge to earnings for unrealized losses on derivatives in our natural gas midstream segment and a $6.2 million increase in interest expense. Operating income increased in both the three months and nine months ended September 30, 2005, primarily due to the contribution of the natural gas midstream segment that was acquired in March 2005 and increased coal royalty revenue resulting from higher coal prices.

Coal Segment

          The coal segment includes our coal reserves, timber assets and other land assets. We enter into leases with various third-party operators for the right to mine coal reserves on our properties in exchange for royalty payments. We do not operate any mines. In addition to coal royalty revenues, we generate coal services revenues from fees charged to lessees for the use of coal preparation and transloading facilities. We also generate revenues from the sale of standing timber on our properties, the collection of coal transportation right-related fees and oil and natural gas well royalties.

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

Operations and Financial Summary – Coal Segment

Three Months Ended September 30, 2005, Compared with Three Months Ended September 30, 2004

	Three Months Ended September 30,
			Percentage Change
	2005	2004

	(in thousands)
Financial Highlights
Revenues
Coal royalties	$22,739	$18,018	26%
Coal services	1,261	1,053	20%
Other	1,923	326	490%

Total revenues	25,923	19,397	34%

Operating costs and expenses
Operating	1,931	1,777	9%
Taxes other than income	219	239	(8)%
General and administrative	1,917	2,077	(8)%
Depreciation, depletion and amortization	5,257	4,764	10%

Total operating expenses	9,324	8,857	5%

Operating income	$16,599	$10,540	57%

Operating Statistics
Royalty coal tons produced by lessees (tons in thousands)	8,531	7,971	7%
Average royalty per ton ($/ton)	$2.67	$2.26	18%

          Revenues. Coal royalty revenues increased due to higher royalties per ton and increased production. Average royalty per ton increased to $2.67 in the third quarter of 2005 from $2.26 in the comparable 2004 period. The increase in the average royalty per ton accounted for 74 percent of the increase in coal royalty revenues and was primarily due to stronger market conditions for coal and the resulting higher coal prices.  Production increased by seven percent primarily due to production from newly acquired properties in the western Kentucky portion of the Illinois Basin. This increase in production was partially offset by a decrease in production at one of our Central Appalachian properties due to depleted coal reserves.

          Coal services revenues increased primarily as a result of increased coal loading facility fees and a full quarter of equity earnings from the coal handling joint venture in which we acquired an interest in July 2004.

          Other revenues increased primarily due to the following factors.  We received approximately $0.6 million of additional coal transportation-related fees as a result of the Alloy Acquisition in April 2005.  We also received approximately $0.4 million of royalty income in the third quarter of 2005 from oil and natural gas royalty interests acquired in the March 2005 Coal River Acquisition, approximately $0.3 million for management fees and approximately $0.2 million of rental income from railcars purchased in the second quarter of 2005.

          Operating Costs and Expenses. The increase in aggregate operating costs and expenses primarily related to increases in operating expenses and depreciation, depletion and amortization (“DD&A”) expense, partially offset by a decrease in general and administrative expenses.

Operating expenses and DD&A expense increased due to an increase in royalty expense resulting from increased production on our subleased properties.

Nine Months Ended September 30, 2005, Compared with Nine Months Ended September 30, 2004

	Nine Months Ended September 30,
			Percentage Change
	2005	2004

	(in thousands)
Financial Highlights
Revenues
Coal royalties	$60,921	$52,395	16%
Coal services	3,869	2,779	39%
Other	4,638	918	405%

Total revenues	69,428	56,092	24%

Operating costs and expenses
Operating	4,104	5,574	(26)%
Taxes other than income	727	753	(3)%
General and administrative	5,962	6,036	(1)%
Depreciation, depletion and amortization	13,440	14,385	(7)%

Total operating expenses	24,233	26,748	(9)%

Operating income	$45,195	$29,344	54%

Operating Statistics
Royalty coal tons produced by lessees (tons in thousands)	22,496	23,865	(6)%
Average royalty per ton ($/ton)	$2.71	$2.20	23%

          Revenues. Coal royalty revenues increased due to higher royalties per ton despite a slight decrease in production. Average royalty per ton increased to $2.71 in the first nine months of 2005 from $2.20 in the comparable 2004 period. The increase in the average royalty per ton was primarily due to stronger market conditions for coal and the resulting higher coal prices.  Production decreased by six percent primarily due to reduced production from one lessee’s longwall mining operation which moved during the first quarter of 2005 off of one of our subleased Central Appalachian properties and onto an adjacent property owned by a third party. Production also decreased due to the inability of one of our lessee’s customers to receive shipments because of an operating problem at its power generation facility. These decreases were partially offset by production from newly acquired properties in the western Kentucky portion of the Illinois Basin.

          Coal services revenues increased primarily as a result of equity earnings from the coal handling joint venture in which we acquired an interest in July 2004 and start-up operations at our West Coal River and Bull Creek facilities in July 2003 and February 2004, respectively.

          Other revenues increased primarily due to the following factors. We received $1.5 million during the second quarter of 2005 from the sale of a bankruptcy claim filed against a former lessee in 2004 for lost future rents. We also received approximately $0.9 million of additional coal transportation-related fees primarily as a result of the Alloy Acquisition in April 2005.  We received approximately $0.7 million of royalty income in 2005 from the oil and natural gas royalty interests acquired in the March 2005 Coal River Acquisition, approximately $0.3 million for management fees and approximately $0.2 million of rental income from railcars purchased in the second quarter of 2005.

          Operating Costs and Expenses. The decrease in aggregate operating costs and expenses primarily related to decreases in operating expenses due to lower production from subleased properties and lower DD&A expense as a result of decreased overall production.

Natural Gas Midstream Segment

          We purchased our natural gas midstream business on March 3, 2005. The results of operations of the natural gas midstream segment since that date are included in the operations and financial summary table below.

          The natural gas midstream segment derives revenues primarily from gas processing contracts with natural gas producers and from fees charged for gathering natural gas volumes and providing other related services. Revenues, profitability and the future rate of growth of the natural gas midstream segment are highly dependent on market demand and prevailing NGL and natural gas prices. Historically, changes in the prices of most NGL products have generally correlated with changes in the price of crude oil. NGL and natural gas prices have been subject to significant volatility in recent years in response to changes in the supply and demand for NGL products and natural gas market uncertainty.

Operations and Financial Summary – Natural Gas Midstream Segment

	Three Months Ended September 30, 2005		Nine Months Ended September 30, 2005*

	Amount	(per Mcf)	Amount	(per Mcf)

	(in thousands)		(in thousands)
Financial Highlights
Revenues
Residue gas	$70,399		$132,245
Natural gas liquids	29,240		74,235
Condensate	2,022		5,386
Gathering and transportation fees	2,200		5,268

Total natural gas midstream revenues	103,861	$8.98	217,134	$8.05
Marketing revenue, net	430	0.04	1,196	0.05

Total revenues	104,291	9.02	218,330	8.10

Operating costs and expenses
Cost of gas purchased	89,622	7.75	185,833	6.89
Operating	2,657	0.23	6,626	0.25
Taxes other than income	340	0.03	930	0.03
General and administrative	1,873	0.16	4,107	0.15
Depreciation and amortization	3,902	0.34	8,797	0.33

Total operating expenses	98,394	8.51	206,293	7.65

Operating income	5,897	$0.51	12,037	$0.45

Operating Statistics
Inlet volumes (MMcf)	11,567		26,963
Midstream processing margin **	$14,239	$1.23	$31,301	$1.16

*	Represents the results of operations of the natural gas midstream segment since March 3, 2005, the closing date of the Cantera Acquisition.
**	Midstream processing margin consists of total revenues minus marketing revenues, net, and the cost of gas purchased.

          Revenues.  Revenues for the three months and nine months ended September 30, 2005, included residue gas sold from processing plants after NGLs have been removed, NGLs sold after being removed from inlet volumes received, condensate collected and sold, gathering and other fees primarily from volumes connected to our gas processing plants and the purchase and resale of natural gas not connected to the gathering systems and processing plants.

          Average realized sales prices were $8.98 per thousand cubic feet (Mcf) in the three months ended September 30, 2005, and $8.05 per Mcf in the nine months ended September 30, 2005. Natural gas inlet volumes at our three gas processing plants were approximately 11.6 billion cubic feet (Bcf) and 27.0 Bcf during the three months and nine months ended September 30, 2005.

          Operating Costs and Expenses.  Operating costs and expenses primarily consisted of the cost of gas purchased and also included operating expenses, taxes other than income, general and administrative expenses and depreciation and amortization.

          Cost of gas purchased for the three months and nine months ended September 30, 2005, consisted of amounts paid to third-party producers for gas purchased under percentage of proceeds and keep-whole contracts. The average purchase price for gas was $7.75 per Mcf in the three months ended September 30, 2005, and $6.89 per Mcf in the nine months ended September 30, 2005. The midstream processing margin, consisting of total revenues minus marketing revenues and the cost of gas purchased, was $14.2 million, or $1.23 per Mcf of inlet gas, in the three months ended September 30, 2005, and $31.3 million, or $1.16 per Mcf of inlet gas, in the nine months ended September 30, 2005.

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

          General and administrative expenses consisted of costs to manage the midstream assets as well as integration costs.

          Depreciation and amortization expense for the three months and nine months ended September 30, 2005, included $1.2 million and $2.9 million in amortization of intangibles recognized in connection with the Cantera Acquisition and $2.7 million and $5.9 million of depreciation on property, plant and equipment.

Other

          Interest expense for the three months and nine months ended September 30, 2005, increased compared to the same periods in 2004 primarily due to interest incurred on additional borrowings to finance the Cantera Acquisition and coal property acquisitions in 2005.

          The noncash unrealized loss on derivatives of $11.2 million for the nine months ended September 30, 2005, included a $13.9 million noncash unrealized loss for mark-to-market adjustments on certain derivative agreements and a noncash net unrealized gain for changes in effectiveness of open commodity price hedges related to the natural gas midstream segment of $3.6 million for the three months ended September 30, 2005, and $2.7 million for the nine months ended September 30, 2005.  The $13.9 million unrealized loss represented the change in the market value of derivative agreements between the time we entered into the agreements in January 2005 and the time they qualified for hedge accounting after closing the Cantera Acquisition in March 2005. When we agreed to acquire Cantera, we wanted to ensure an acceptable return on the investment. This objective was supported by entering into pre-closing commodity price derivative agreements covering approximately 75 percent of the net volume of NGLs expected to be sold from April 2005 through December 2006. Rising commodity prices resulted in a significant change in the market value of those derivative agreements before they qualified for hedge accounting. This change in market value resulted in a noncash charge to earnings for the unrealized loss on derivatives. Upon qualifying for hedge accounting, changes in the derivative agreements’ market value are accounted for as other comprehensive income or loss to the extent they are effective rather than a direct effect on net income.  Cash settlements with the counterparties related to the derivative agreements will occur monthly in the future over the remaining life of the agreements, with PVR receiving a correspondingly higher or lower amount for the physical sale of the commodity over the same period.

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

          Cash Flows. Net cash provided by operating activities was $71.7 million in the first nine months of 2005 compared with $38.7 million in the first nine months of 2004. The increase was largely due to higher average gross royalties per ton and accretive cash flows from our newly acquired natural gas midstream segment.

          Net cash used in investing activities was $299.7 million in the first nine months of 2005 compared with $28.8 million in first nine months of 2004. Cash used in investing activities for the nine months ended September 30, 2005, primarily related to approximately $199 million paid for the Cantera Acquisition, net of cash received and including capitalized acquisition costs, and approximately $62 million paid for the Green River Acquisition.  The balance of cash used in investing activities was primarily for the $9 million Coal River Acquisition, the $15 million Alloy Acquisition, the $4 million cash portion of the Wayland Acquisition price, the $4 million acquisition of railcars that we previously leased and pipeline additions to one of our gathering systems in the natural gas midstream segment. Net cash used in investing activities for the nine months ended September 30, 2004, primarily related to a $28.4 million equity investment in a coal handling joint venture as well as the completion of a new coal loading facility on our Coal River property in West Virginia and two smaller infrastructure projects.

          Net cash provided by financing activities was $229.3 million in the first nine months of 2005 compared with $3.2 million used in financing activities in the first nine months of 2004. We had borrowings, net of repayments, of $140.2 million in the first nine months of 2005 to finance acquisitions, compared to $26.0 million of net borrowings in the first nine months of 2004 to finance an equity investment. We received proceeds of $126.5 million from our sale of common units in a public offering which was completed in March 2005 and a $2.8 million contribution from our general partner.  Distributions to partners increased to $37.8 million for the first nine months of 2005 from $29.2 million in the same period of 2004, primarily due to an increase in units outstanding as a result of the March 2005 public unit offering and an increase in the distribution rate per unit.

          In October 2005, we announced a $0.65 per unit quarterly distribution for the three months ended September 30, 2005, or $2.60 per unit on an annualized basis.  The distribution will be paid on November 14, 2005, to unitholders of record on November 3, 2005.

          Long-Term Debt.  As of September 30, 2005, we had outstanding borrowings of $257.9 million, consisting of $175.0 million borrowed under our revolving credit facility and $82.9 million of senior unsecured notes (the “Notes”).   The current portion of the Notes as of September 30, 2005, was $8.1 million.

          Concurrent with the closing of the Cantera Acquisition in March 2005, Penn Virginia Operating Co., LLC, the parent of PVR Midstream LLC and a subsidiary of the Partnership, entered into a new unsecured $260 million, five-year credit agreement consisting of a $150 million revolving credit facility (the “revolver”) that matures in March 2010 and a $110 million term loan. A portion of the revolving credit facility and the term loan were used to fund the Cantera Acquisition and to repay borrowings under our previous credit facility.  Proceeds of $126.5 million received from a subsequent public offering of 2.5 million common units in March 2005 and a $2.8 million contribution from our general partner were used to repay the $110 million term loan and a portion of the amount outstanding under the revolver. The term loan cannot be re-borrowed.  The revolver is available for general Partnership purposes, including working capital, capital expenditures and acquisitions, and includes a $10 million sublimit for the issuance of letters of credit.

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

          In July 2005, we amended the credit agreement to increase the size of the revolver from $150 million to $300 million.  We increased a one-time option under the revolver to expand the facility from $100 million to $150 million, for a potential total credit facility of $450 million, upon receipt by the credit facility’s administrative agent of commitments from one or more lenders.   The amendment also updated certain debt covenant definitions.  The interest rate under the credit agreement remained unchanged and will fluctuate based on our ratio of total indebtedness to EBITDA. Interest is payable at a base rate plus an applicable margin ranging from zero to 1.00 percent if we select the base rate borrowing option under the credit agreement or at a rate derived from the London Interbank Offering Rate (“LIBOR”) plus an applicable margin ranging from 1.00 percent to 2.00 percent if we select the LIBOR-based borrowing option.  Other terms of the credit agreement remained unchanged.

          In September 2005, we entered into the Revolver Swaps described below under “Interest Rate Swaps” to establish a fixed interest rate on $60 million of the LIBOR-based portion of the outstanding balance of the revolving credit facility, which effectively fixed the interest rate at 4.22 percent plus the applicable margin, which was 1.75 percent, as of September 30, 2005.

          Interest Rate Swaps. In March 2003, we entered into an interest rate swap agreement with an original notional amount of $30 million to hedge a portion of the fair value of the Notes (the “Senior Notes Swap”). The notional amount decreased by one-third of each principal payment. Under the terms of the Senior Notes Swap agreement, the counterparty paid a fixed rate of 5.77 percent on the notional amount and received a variable rate equal to the floating interest rate which was determined semi-annually and was based on the six month LIBOR plus 2.36 percent. Settlements on the Senior Notes Swap were recorded as interest expense. In conjunction with the closing of the Cantera Acquisition, we entered into an amendment to the Notes in which we agreed to a 0.25 percent increase in the fixed interest rate on the Notes, from 5.77 percent to 6.02 percent. The Senior Notes Swap was redesignated as a fair value hedge on that date and was determined to be highly effective.

          The Senior Notes Swap agreement was settled on June 30, 2005, for $0.8 million. The settlement was paid in cash by us to the counterparty in July 2005. Upon settlement of the Senior Notes Swap agreement, the $0.8 million negative fair value adjustment of the carrying amount of long-term debt will be amortized as interest expense over the remaining term of the Notes using the interest rate method.

          In September 2005, we entered into two interest rate swap agreements with notional amounts totaling $60 million to establish fixed rates on the LIBOR-based portion of the outstanding balance of the revolver until March 2010 (the “Revolver Swaps”).  We pay a fixed rate of 4.22 percent, plus the applicable margin, on the notional amount, and the counterparties pay a variable rate equal to the three month LIBOR. Settlements on the Revolver Swaps are recorded as interest expense.  The Revolver Swap agreements were designated as cash flow hedges. Accordingly, the effective portion of the change in the fair value of the swap transactions is recorded each period in other comprehensive income. The ineffective portion of the change in fair value is recorded to current period earnings in interest expense.  After considering the applicable margin of 1.75 percent currently in effect on the revolver, the total interest rate on the $60 million portion of revolver borrowings covered by the Revolver Swaps is 5.97 percent.

          Future Capital Needs and Commitments. For the remainder of 2005, we anticipate making additional capital expenditures, excluding acquisitions, of approximately $6 million to $8 million, primarily for construction of a processing plant and high speed rail loading facility on the Wayland property acquired in July 2005 and for system expansion and enhancement projects in our midstream segment.  Part of our strategy is to make acquisitions which increase cash available for distribution to our unitholders. Our ability to make these acquisitions in the future will depend in part on the availability of debt financing and on our ability to periodically use equity financing through the issuance of new common units.

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

          A ruling on July 8, 2004, which was made by the District Court in connection with a third lawsuit, may impair our lessees’ ability to obtain permits that are needed to conduct surface mining operations. In this case, Ohio Valley Environmental Coalition v. Bulen, the District Court determined that the Army Corps of Engineers (the “Corps”) violated the Federal Water Pollution Control Act of 1972, also known as the “Clean Water Act,” and other federal statutes when it issued Nationwide Permit 21. This ruling is currently on appeal, but no decision has been issued by the appeals court as of yet.

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

          Environmental Compliance. The operations of our lessees are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. The terms of our coal property leases impose liability for all environmental and reclamation liabilities arising under those laws and regulations on the relevant lessees. The lessees are bonded and have agreed to indemnify us against any and all future environmental liabilities. We regularly visit our leased coal properties to monitor lessee compliance with environmental laws and regulations and to review mining activities. Management believes that the operations of our coal lessees and our natural gas midstream segment will comply with existing regulations and does not expect any material impact on our financial condition or results of operations.

          We have certain reclamation bonding requirements with respect to certain of our unleased and inactive coal properties. As of September 30, 2005 and 2004, our environmental liabilities for coal properties totaled $2.1 million and $1.5 million. Given the uncertainty of when the reclamation area will meet regulatory standards, a change in this estimate could occur in the future.

          Clean Air Act.  Our midstream operations are subject to the federal Clean Air Act and comparable state laws and regulations. These laws and regulations govern emissions of pollutants into the air resulting from our activities, such as the activities of our processing plants and compressor stations, and also impose procedural requirements on how we conduct our operations. Such laws and regulations may include requirements that we obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions, strictly comply with the emissions and operational limitations of air emissions permits we are required to obtain, or utilize specific equipment or technologies to control emissions. Our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations, and potentially criminal enforcement actions. We will be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions. We believe, however, that such requirements will not materially adversely affect our operations, and we do not expect the requirements to be any more burdensome to us than to any other similarly situated companies.

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

          CERCLA. Our midstream operations could incur liability under the Comprehensive Environmental Response, Compensation and Liability Act, referred to as CERCLA and also known as Super Fund, and comparable state laws, regardless of our fault, in connection with the disposal or other release of hazardous substances or wastes, including those arising out of historical operations conducted prior to the Cantera Acquisition by Cantera, Cantera’s predecessors or third parties on properties formerly owned by Cantera. Although “petroleum” as well as natural gas and NGLs are excluded from CERCLA’s definition of “hazardous substance,” in the course of its ordinary operations Cantera has generated, and we will generate, wastes that may fall within the definition of a “hazardous substance.” CERCLA authorizes the United States Environmental Protection Agency and, in some cases, third parties, to take actions in response to threats to the public health or the environment and to seek recovery from the responsible classes of persons the costs they incurred in connection with such response. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other wastes released into the environment. If we were to incur liability under CERCLA, we could be subject to joint and several liability for the costs of cleaning up hazardous substances, for damages to natural resources and for the costs of certain health studies.

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

          In August 2005, the Securities and Exchange Commission (“SEC”) issued a complex reform package that is effective December 1, 2005, and requires large registrants to disclose in annual reports material comments from the SEC staff unresolved for more than 180 days. The reform package divides all issuers into four categories and streamlines the shelf registration process. New rules require disclosure of risk factors in annual reports on Form 10-K. Previously disclosed risk factors would be updated quarterly for material changes and reported on Form 10-Q.

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

          As of September 30, 2005, $82.9 million of our outstanding indebtedness under the Notes carried a fixed interest rate throughout its term.  We executed an interest rate derivative transaction in March 2003 to effectively convert the interest rate on one-third of the amount financed under the Notes from a fixed rate of 5.77 percent to a floating rate of LIBOR plus 2.36 percent.  The interest rate swap was accounted for as a fair value hedge in compliance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138. The interest rate swap was settled on June 30, 2005, for $0.8 million. The settlement was paid in cash by us to the counterparty in July 2005.

          As of September 30, 2005, $175.0 million of our outstanding indebtedness under the revolving credit facility carried a variable interest rate throughout its term.  We executed interest rate derivative transactions in September 2005 to effectively convert the interest rate on $60 million of the amount financed under the revolving credit facility from a LIBOR-based floating rate to a fixed rate of 4.22 percent plus the applicable margin.  The interest rate swaps are accounted for as cash flow hedges in compliance with SFAS No. 133.

          When we agreed to acquire Cantera, we wanted to ensure an acceptable return on the investment. This objective was supported by entering into pre-closing commodity price derivative agreements covering approximately 75 percent of the net volume of NGLs expected to be sold from April 2005 through December 2006. Rising commodity prices resulted in a significant change in the market value of those derivative agreements before they qualified for hedge accounting. This change in market value resulted in a $13.9 million noncash charge to earnings for the unrealized loss on these derivatives. Subsequent to the Cantera Acquisition, we formally designated the agreements as cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Upon qualifying for hedge accounting, changes in the market value of the derivative agreements are accounted for as other comprehensive income or loss to the extent they are effective, rather than as a direct impact on net income.  SFAS No. 133 requires us to continue to measure the effectiveness of the derivative agreements in relation to the underlying commodity being hedged, and we will be required to record the ineffective portion of the agreements in our net income for the respective period. During the third quarter of 2005, we reported a $3.6 million net unrealized gain on derivatives for the ineffective portion of the agreements as of September 30, 2005.  Cash settlements with the counterparties related to the derivative agreements will occur monthly over the life of the agreements, with PVR receiving a correspondingly higher or lower amount for the physical sale of the commodity over the same period. In addition, we entered into derivative agreements for ethane, propane, crude oil and natural gas to further protect our margins subsequent to the Cantera Acquisition.  These derivative agreements have been designated as cash flow hedges. See Note 6 of the Notes to Consolidated Financial Statements for a description of our hedging program and a listing of open derivative agreements and their fair value.

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

          A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report and the documents we have incorporated by reference. These statements reflect our current views with respect to future events and are subject to various risks, uncertainties and assumptions including, but not limited, to the following:

•	our ability to generate sufficient cash from our midstream and coal businesses to pay the minimum quarterly distribution to our general partner and our unitholders;

•	energy prices generally and specifically, the respective prices of natural gas, NGLs and coal;

•	the relationship between natural gas and NGL prices;

•	the relationship between the price of coal and the prices of natural gas and oil;

•	the volatility of commodity prices for coal, natural gas and NGLs;

•	the projected supply of and demand for coal, natural gas and NGLs;

•	the ability to successfully integrate and manage our new midstream business;

•	the ability to acquire new coal reserves on satisfactory terms;

•	the price for which new coal reserves can be acquired;

•	the ability to lease new and existing coal reserves;

•	the ability to continually find and contract for new sources of natural gas supply;

•	the ability to retain our existing or acquire new midstream customers;

•	the ability of our coal lessees to produce sufficient quantities of coal on an economic basis from our reserves;

•	the ability of our coal lessees to obtain favorable contracts for coal produced from our reserves;

•	competition among producers in the coal industry generally and among midstream companies;

•	exposure to the credit risk of our coal lessees and our midstream customers;

•	the experience and financial condition of our coal lessees, including their ability to satisfy their royalty, environmental, reclamation and other obligations to us and others;

•	the ability to expand our midstream business by constructing new gathering systems, pipelines and processing facilities on an economic basis and in a timely manner;

•	the extent to which the amount and quality of actual coal production differs from estimated recoverable proved coal reserves;

•	unanticipated geological problems;

•	the dependence of our midstream business on having connections to third party pipelines;

•	availability of required materials and equipment;

•	the occurrence of unusual weather or operating conditions, including force majeure events;

•	the failure of our coal infrastructure or our coal lessees’ mining equipment or processes to operate in accordance with specifications or expectations;

•	delays in anticipated start-up dates of our coal lessees’ mining operations and related coal infrastructure projects;

•	environmental risks affecting the mining of coal reserves and the production, gathering and processing of natural gas;

•	the timing of receipt of necessary governmental permits by our coal lessees;

•	the risks associated with having or not having price risk management programs;

•	labor relations and costs;

•	accidents;

•	changes in governmental regulation or enforcement practices, especially with respect to environmental, health and safety matters;

•	uncertainties relating to the outcome of litigation regarding permitting of the disposal of coal overburden;

•	risks and uncertainties relating to general domestic and international economic (including inflation and interest rates) and political conditions (including the impact of potential terrorist attacks);

•	coal handling joint venture operations;

•	changes in financial market conditions; and

•	other risk factors as detailed in the our Annual Report on Form 10-K for the year ended December 31, 2004.

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

PENN VIRGINIA RESOURCE PARTNERS, L.P.

Date: November 3, 2005	By:	/s/ Frank A. Pici

Frank A. Pici, Vice President and
Chief Financial Officer

Date: November 3, 2005	By:	/s/ Forrest W. McNair

Forrest W. McNair, Vice President and
Controller