Form 10-Q
period 2006-09-30
PENN VIRGINIA RESOURCE PARTNERS L P
filed 2006-11-02
CIK 1144945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

As of October 31, 2006, 33,994,650 common and 7,649,880 subordinated limited partner units were outstanding.

PENN VIRGINIA RESOURCE PARTNERS, L.P.

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements

PENN VIRGINIA RESOURCE PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF INCOME – Unaudited

(in thousands, except per unit data)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005		2006	2005
Revenues
Natural gas midstream	$100,809	$101,940		$305,340	$213,351
Coal royalties	26,612	22,739		73,288	60,921
Coal services	1,515	1,261		4,345	3,869
Other	2,558	2,464		7,148	6,062

Total revenues	131,494	128,404		390,121	284,203

Expenses
Cost of midstream gas purchased	80,272	87,812		254,615	182,278
Operating	6,378	4,588		13,950	10,730
Taxes other than income	483	559		1,619	1,657
General and administrative	4,599	3,790		15,003	10,069
Depreciation, depletion and amortization	9,864	9,159		27,501	22,237

Total expenses	101,596	105,908		312,688	226,971

Operating income	29,898	22,496		77,433	57,232

Other income (expense)
Interest expense	(5,276)	(3,937)		(13,759)	(10,132)
Interest income	331	233		902	850
Derivatives	6,386	3,578		(11,676)	(11,186)

Net income	$31,339	$22,370		$52,900	$36,764

General partner’s interest in net income	$1,583	$951		$2,995	$1,478

Limited partners’ interest in net income	$29,756	$21,419		$49,905	$35,286

Basic and diluted net income per limited partner unit, common and subordinated (see Note 6)	$0.55	$0.44	(1)	$1.15	$0.89

Weighted average number of units outstanding, basic and diluted:
Common	33,994	30,170		33,994	28,380
Subordinated	7,650	11,474		7,650	11,474

(1)	Revised as described in Note 6.

The accompanying notes are an integral part of these consolidated financial statements.

PENN VIRGINIA RESOURCE PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,711	$23,193
Accounts receivable	68,355	76,398
Derivative assets	671	10,235
Other current assets	1,903	2,724

Total current assets	84,640	112,550

Property, plant and equipment	643,361	535,040
Accumulated depreciation, depletion and amortization	(99,872)	(76,258)

Net property, plant and equipment	543,489	458,782

Equity investments	25,069	26,672
Goodwill and intangibles, net	41,970	45,769
Derivative assets	2,813	8,536
Other long-term assets	7,261	5,570

Total assets	$705,242	$657,879

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable and accrued liabilities	$56,910	$68,004
Current portion of long-term debt	10,826	8,108
Deferred income	6,860	5,073
Derivative liabilities	10,629	20,700

Total current liabilities	85,225	101,885

Deferred income	7,990	10,194
Other liabilities	3,780	3,749
Derivative liabilities	8,011	11,246
Long-term debt	315,772	246,846

Commitments and contingencies

Partners’ capital	284,464	283,959

Total liabilities and partners’ capital	$705,242	$657,879

The accompanying notes are an integral part of these consolidated financial statements.

PENN VIRGINIA RESOURCE PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Cash flows from operating activities
Net income	$31,339	$22,370	$52,900	$36,764
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	9,864	9,159	27,501	22,237
Commodity derivative contracts:
Total derivative losses (gains)	(5,561)	(2,561)	12,951	11,614
Cash settlements on derivatives	(7,344)	(2,052)	(15,405)	(3,303)
Non-cash interest expense	191	177	573	1,519
Equity earnings, net of distributions received	(425)	2,090	1,603	1,546
Changes in operating assets and liabilities	(3,159)	2,730	(4,699)	1,314

Net cash provided by operating activities	24,905	31,913	75,424	71,691

Cash flows from investing activities
Acquisitions, net of cash acquired	(199)	(67,492)	(81,586)	(290,169)
Additions to property, plant and equipment	(11,572)	(3,795)	(26,893)	(9,615)
Other	30	—	33	52

Net cash used in investing activities	(11,741)	(71,287)	(108,446)	(299,732)

Cash flows from financing activities
Distributions to partners	(16,912)	(14,134)	(47,960)	(37,812)
Proceeds from borrowings	15,000	67,000	79,800	293,800
Repayments of borrowings	(5,000)	(12,800)	(8,300)	(153,600)
Proceeds from issuance of partners’ capital	—	252	—	129,258
Payments for debt issuance costs	—	(346)	—	(2,385)

Net cash provided by (used in) financing activities	(6,912)	39,972	23,540	229,261

Net increase (decrease) in cash and cash equivalents	6,252	598	(9,482)	1,220
Cash and cash equivalents – beginning of period	7,459	21,619	23,193	20,997

Cash and cash equivalents – end of period	$13,711	$22,217	$13,711	$22,217

Supplemental disclosure:
Cash paid for interest	$5,621	$4,539	$14,484	$9,500
Noncash investing and financing activities:
Issuance of partners’ capital for acquisition	$—	$10,415	$—	$10,415
Assumption of liabilities in acquisitions	$—	$3,981	$—	$3,981

The accompanying notes are an integral part of these consolidated financial statements.

PENN VIRGINIA RESOURCE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

September 30, 2006

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

The general partner of the Partnership is Penn Virginia Resource GP, LLC, a wholly owned subsidiary of Penn Virginia. Penn Virginia recently formed Penn Virginia GP Holdings, L.P. (“GP Holdings”), a Delaware limited partnership. GP Holdings filed a Registration Statement on Form S-1 in July 2006 with the intent of completing an initial public offering of common units. GP Holdings was formed to own the general partner interest, all of the incentive distribution rights, 7,475,414 common units and 7,649,880 subordinated units in the Partnership. If the offering is completed, GP Holdings will use substantially all of the proceeds from the offering to purchase newly issued common and class B common units from us, and we expect to use the proceeds from such purchase to repay debt outstanding under our revolving credit facility. The initial public offering of GP Holdings common units is not guaranteed to occur. Please refer to GP Holdings’ Registration Statement on Form S-1, as amended, for more information on the potential initial public offering of GP Holdings common units.

2. Summary of Significant Accounting Policies

Our accounting policies are consistent with those described in our Annual Report on Form 10-K for the year ended December 31, 2005, except as discussed below. Please refer to such Form 10-K for a further discussion of those policies.

Basis of Presentation

Our unaudited consolidated financial statements include the accounts of the Partnership and all wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. These statements involve the use of estimates and judgments where appropriate. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of our consolidated financial statements have been included. These financial statements should be read in conjunction with our consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2005. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. Certain reclassifications have been made to conform to the current period’s presentation.

Derivative Activities

Prior to January 1, 2006, all of our commodity derivative contracts were accounted for using hedge accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. Effective January 1, 2006, some of our derivative contracts no longer qualified for hedge accounting. Effective May 1, 2006, we elected to discontinue hedge accounting prospectively for all remaining and future commodity derivatives. See Note 5 for further discussion of derivative activities and the discontinuation of hedge accounting.

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) AUG AIR-1, Accounting for Planned Major Maintenance Activities. FSP AUG AIR-1 prohibits companies from accruing as a liability the future costs of periodic major overhauls and maintenance of plant and equipment. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. We expect that the provisions of FSP AUG AIR-1 will not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, a standard that provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop fair value assumptions. SFAS No. 157 is effective for fiscal years and interim periods beginning after November 15, 2007. We have not yet determined the impact on our financial statements of adopting SFAS No. 157 effective January 1, 2008.

In September 2006, the SEC published Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, to address quantifying the financial statement effects of misstatements. The SEC believes that registrants and auditors must quantify the effects on the current year financial statements of correcting all misstatements, including both the carryover and reversing effects of uncorrected prior year misstatements. After considering all relevant quantitative and qualitative factors, if a misstatement is material to either the income statement or the balance sheet, a registrant’s financial statements must be adjusted. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We expect that adoption of the provisions of SAB No. 108 will not have a material impact on our consolidated financial statements.

3. Acquisitions

Huff Creek Acquisition

On May 25, 2006, we acquired from Huff Creek Energy Company and Appalachian Coal Holdings, Inc. the lease rights to approximately 69 million tons of coal reserves located on approximately 20,000 acres in Boone, Logan and Wyoming Counties, West Virginia. The purchase price was approximately $65 million and was funded with long-term debt under our revolving credit facility.

Transwestern Acquisition

On June 30, 2006, we completed the acquisition of approximately 115 miles of gathering pipelines and related compression facilities in Texas and Oklahoma to complement our existing midstream systems (the “Transwestern Acquisition”). We paid for the acquisition with approximately $15 million in cash. In July 2006, we borrowed $15 million under our revolving credit facility to replenish the cash used in the Transwestern Acquisition.

4. Equity Investments

In July 2004, we acquired from affiliates of Massey Energy Company (“Massey”) a 50 percent interest in Coal Handling Solutions, LLC, a joint venture formed to own and operate end-user coal handling facilities. We account for the investment under the equity method of accounting. In 2004, the original cash investment of $28.4 million was capitalized. At September 30, 2006, our equity investment totaled $25.0 million, which exceeded our portion of the underlying equity in net assets by $9.2 million. The difference is being amortized to equity earnings over the life of coal services contracts in place at the time of the acquisition. In accordance with the equity method, we recognized equity earnings of $1.0 million and $0.8 million during the nine months ended September 30, 2006 and 2005, with a corresponding increase in the investment. Cash distributions of approximately $2.7 million and $2.3 million received from the joint venture during the nine months ended September 30, 2006 and 2005, reduced the investment. Equity earnings are included in coal services revenues on our consolidated statements of income.

5. Derivative Instruments

Discontinuation of Hedge Accounting

As a result of price volatility resulting from the 2005 hurricane season, natural gas derivatives and a large portion of our natural gas liquid (“NGL”) derivatives no longer qualified for hedge accounting. Because of this non-qualification and to increase clarity in our consolidated financial statements (see below for further discussions), we elected to discontinue hedge accounting prospectively for our remaining and future commodity derivatives beginning May 1, 2006. Consequently, from that date forward, we began recognizing mark-to-market gains and losses in earnings currently, rather than deferring such amounts in accumulated other comprehensive income (partners’ capital). The net mark-to-market loss on our outstanding derivatives at April 30, 2006, which was included in accumulated other comprehensive income, will be reported in our future earnings through 2008 as the original hedged transactions occur. This change in reporting will have no impact on our reported cash flows, although our future results of operations will be affected by mark-to-market gains and losses which fluctuate with changes in oil and gas prices.

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

The fair values of our derivative agreements are determined based on forward price quotes and regression analysis for the respective commodities as of September 30, 2006. The following table sets forth our positions as of September 30, 2006 for commodities related to natural gas midstream revenues (ethane, propane and crude oil) and cost of midstream gas purchased (natural gas):

	Average Volume Per Day	Weighted Average Price	Estimated Fair Value (in thousands)
	(in gallons)	(per gallon)

Ethane Swaps
Fourth Quarter 2006	73,126	$0.4870	$(1,251)
First Quarter 2007 through Fourth Quarter 2007	34,440	$0.5050	(916)
First Quarter 2008 through Fourth Quarter 2008	34,440	$0.4700	(1,026)

	(in gallons)	(per gallon)

Propane Swaps
Fourth Quarter 2006	52,080	$0.7060	(1,679)
First Quarter 2007 through Fourth Quarter 2007	26,040	$0.7550	(1,709)
First Quarter 2008 through Fourth Quarter 2008	26,040	$0.7175	(1,798)
	(in barrels)	(per barrel)

Crude Oil Swaps
Fourth Quarter 2006	1,100	$44.45	(2,638)
First Quarter 2007 through Fourth Quarter 2007	560	$50.80	(3,376)
First Quarter 2008 through Fourth Quarter 2008	560	$49.27	(3,653)

	(in barrels)	(per barrel)

Crude Oil Collars
Fourth Quarter 2006 (October only)	270	$73.59	107

	(in MMbtu)	(per MMbtu)

Natural Gas Swaps
Fourth Quarter 2006	8,005	$6.98	(1,009)
First Quarter 2007 through Fourth Quarter 2007	4,000	$6.97	987
First Quarter 2008 through Fourth Quarter 2008	4,000	$6.97	1,377

Natural gas midstream commodity derivatives			$(16,584)
Interest rate swap			1,428

Total derivatives			$(15,156)

Based upon our assessment of derivative agreements at September 30, 2006, we reported (i) a net derivative liability related to the natural gas midstream segment of $16.6 million, (ii) a loss in accumulated other comprehensive income of $10.8 million and (iii) a net loss on derivatives for hedge ineffectiveness of zero and $0.1 million for the three months and nine months ended September 30, 2006 related to derivatives in the natural gas midstream segment. The following table summarizes the effects of commodity derivative activities on our consolidated statements of income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Income statement caption:
Midstream revenue	$(2,724)	$(1,991)	$(7,456)	$(1,208)
Cost of gas purchased	1,899	974	6,181	780
Derivatives	6,386	3,578	(11,676)	(11,186)

Increase (decrease) in net income	$5,561	$2,561	$(12,951)	$(11,614)

Realized and unrealized derivative impact:
Cash paid for derivative settlements	$(7,344)	$(2,052)	$(15,405)	$(3,303)
Unrealized derivative gain (loss)	12,905	4,613	2,454	(8,311)

Increase (decrease) in net income	$5,561	$2,561	$(12,951)	$(11,614)

At the time we entered into our natural gas derivatives and certain NGL derivatives, physical purchase prices of natural gas correlated well with NYMEX natural gas prices and physical sales prices of NGLs correlated well with NGL index prices. However, in the second half of 2005, basis differentials for certain derivative agreements widened as NYMEX natural gas prices and NGL index prices reached historically high levels. In the first quarter of 2006, our correlation assessment indicated that our NYMEX natural gas derivatives and certain NGL derivatives could no longer be considered “highly effective” hedges under the parameters of the accounting rules. Consequently, we discontinued hedge accounting effective January 1, 2006 for our natural gas derivatives and certain NGL derivatives that were no longer considered highly effective. As discussed above, beginning May 1, 2006, we elected to discontinue hedge accounting prospectively for our remaining and future commodity derivatives.

In November 2005, we entered into a basis swap for the period January 2006 through July 2006. The basis swap related to purchases of natural gas in the Texas/Oklahoma Basin region. During the three months and nine months ended September 30, 2006, we recognized mark-to-market gains of zero and $0.7 million related to the basis swap. In accordance with SFAS No. 133, changes in market value of the derivative instrument were charged to earnings. Mark-to-market gains were recorded in the derivatives line in the other income (expense) section of our consolidated statements of income.

Interest Rate Swaps

In September 2005, we entered into interest rate swap agreements (the “Revolver Swaps”) to establish fixed rates on $60 million of the portion of the outstanding balance on our revolving credit facility that is based on the London Inter Bank Offering Rate (“LIBOR”) until March 2010. We pay a weighted average fixed rate of 4.22 percent on the notional amount plus the applicable margin, and the counterparties pay a variable rate equal to the three-month LIBOR. Settlements on the Revolver Swaps are recorded as interest expense. The Revolver Swaps were designated as cash flow hedges. Accordingly, the effective portion of the change in the fair value of the swap transactions is recorded each period in other comprehensive income. The ineffective portion of the change in fair value, if any, is recorded to current period earnings as interest expense. We reported (i) a derivative asset of approximately $1.4 million at September 30, 2006 and (ii) a gain in accumulated other comprehensive income of $1.4 million at September 30, 2006 related to the Revolver Swaps. In connection with periodic settlements, we recognized $0.2 million and $0.3 million in net hedging gains in interest expense for the three months and nine months ended September 30, 2006.

6. Partners’ Capital and Distributions

Unit Split

On February 23, 2006, the board of directors of our general partner declared a two-for-one split of our common and subordinated units. To effect the split, we distributed one additional common unit and one additional subordinated unit (a total of 16,997,325 common units and 3,824,940 subordinated units) on April 4, 2006 for each common unit and subordinated unit held of record at the close of business on March 28, 2006. All units and per unit data have been retroactively adjusted to reflect the unit split.

Conversion of Subordinated Units

On September 30, 2006, the subordination period ended. All outstanding subordinated units will convert to common units on November 14, 2006, when the quarterly distribution will be paid. At the time of conversion, subordinated units will convert into common units on a one-for-one basis.

Net Income per Limited Partner Unit

Basic and diluted net income per limited partner unit is determined by dividing net income available to limited partners by the weighted average number of limited partner units outstanding during the period. To calculate net income available to limited partners, income is first allocated to our general partner based on the amount of incentive distributions to which it is entitled and the remainder is allocated between the limited partners and our general partner based on percentage ownership in the Partnership. Emerging Issues Task Force (“EITF”) Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, addresses the computation of earnings per share by entities that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the entity when, and if, it declares dividends on its common stock. EITF Issue No. 03-6 provides that in any accounting period where our net income exceeds our distribution for such period, we are required to present earnings per unit as if all of the earnings for the period were distributed, regardless of the pro forma nature of this allocation and whether those earnings would actually be distributed during a particular period from an economic or practical perspective. EITF Issue No. 03-6 does not impact our actual distributions for any period, but it can have the impact of reducing the earnings per limited partner unit. This result occurs as a larger portion of our earnings, as if distributed, is allocated to the incentive distribution rights held by our general partner, even though we make cash distributions on the basis of cash available for distributions, not earnings, in any given accounting period. In accounting periods where net income does not exceed our distributions for such period, EITF Issue No. 03-6 does not have any impact on our earnings per unit calculation. Basic and diluted net income per limited partner unit for the three months ended September 30, 2005 has been corrected from $0.51 to $0.44 to comply with the provisions of EITF Issue No. 03-6. A reconciliation of net income and weighted average units used in computing basic and diluted earnings per unit is as follows (in thousands, except per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$31,339	$22,370	$52,900	$36,764
Less: General partner’s incentive distributions paid	(976)	(325)	(2,277)	(585)

Subtotal	30,363	22,045	50,623	36,179
General partner interest in net income	(607)	(626)	(718)	(893)

Limited partners’ interest in net income	29,756	21,419	49,905	35,286
Additional earnings allocation to general partner under EITF 03-6	(6,926)	(3,073)	(1,973)	—

Net income available to limited partners under EITF 03-6	$22,830	$18,346	$47,932	$35,286

Weighted average limited partner units, basic and diluted	41,644	41,644	41,644	39,854
Basic and diluted net income per limited partner unit	$0.55	$0.44	$1.15	$0.89

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

The following table reflects the allocation of total cash distributions paid during the nine months ended September 30, 2006 and 2005 (in thousands, except per unit information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Limited partner units	$15,617	$13,534	$44,769	$36,483
General partner interest (2%)	319	276	914	745
Incentive distribution rights	976	325	2,277	585

Total cash distributions paid	$16,912	$14,135	$47,960	$37,813

Total cash distributions paid per unit	$0.3750	$0.3250	$1.0750	$0.9163

We paid quarterly distributions of $0.35 per unit in February 2006 and May 2006 and $0.375 per unit in August 2006. In October 2006, we announced a $0.40 per unit quarterly distribution for the three months ended September 30, 2006, or $1.60 per unit on an annualized basis. The distribution will be paid on November 14, 2006 to unitholders of record at the close of business on November 3, 2006.

7. Related Party Transactions

General and Administrative

Penn Virginia charges us for certain corporate administrative expenses which are allocable to its subsidiaries. When allocating general corporate expenses, consideration is given to property and equipment, payroll and general corporate overhead. Any direct costs are paid by us. Total corporate administrative expenses charged to us totaled $1.1 million and $0.5 million for the three months ended September 30, 2006 and 2005 and $3.7 million and $1.4 million for the nine months ended September 30, 2006 and 2005. These costs are reflected in general and administrative expenses in our consolidated statements of income. At least annually, management performs an analysis of general corporate expenses based on time allocations of shared employees and other pertinent factors. Based on this analysis, management believes the allocation methods used are reasonable.

Accounts Payable—Affiliate

Amounts payable to related parties totaled $2.0 million as of September 30, 2006. This balance consists primarily of amounts due to our general partner for general and administrative expenses incurred on our behalf and is included in accounts payable on our consolidated balance sheets.

Marketing Revenues

Connect Energy Services, LLC, a wholly-owned subsidiary of the Partnership, earned $0.1 million in fees for marketing a portion of Penn Virginia Oil & Gas, L.P.’s natural gas production during the three months and nine months ended September 30, 2006. The marketing agreement was effective September 1, 2006. Penn Virginia Oil & Gas, L.P. is a wholly-owned subsidiary of Penn Virginia. Marketing revenues are included in other revenues on our consolidated statements of income.

8. Comprehensive Income

Comprehensive income represents certain changes in partners’ capital during the reporting period, including net income and charges directly to partners’ capital which are excluded from net income. Accumulated other comprehensive loss was $9.3 million at September 30, 2006. For the three months and nine months ended September 30, 2006 and 2005, the components of comprehensive income were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$31,339	$22,370	$52,900	$36,764
Unrealized holding losses on derivative activities	(1,059)	(13,196)	(5,844)	(14,301)
Reclassification adjustment for derivative activities	645	1,017	1,409	426

Comprehensive income	$30,925	$10,191	$48,465	$22,889

9. Commitments and Contingencies

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

As of September 30, 2006, our environmental liabilities were $2.4 million, which represents our best estimate of our liabilities as of that date related to our coal and natural gas midstream businesses. We have reclamation bonding requirements with respect to certain unleased and inactive properties. Given the uncertainty of when a reclamation area will meet regulatory standards, a change in this estimate could occur in the future.

Mine Health and Safety Laws

There are numerous mine health and safety laws and regulations applicable to the coal mining industry. However, since we do not operate any mines and do not employ any coal miners, we are not subject to such laws and regulations. Accordingly, we have not accrued any related liabilities.

10. Segment Information

Segment information has been prepared in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. Under SFAS No. 131, operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision-making group, in assessing performance. Our chief operating decision-making group consists of our Chief Executive Officer and other senior officers. This group routinely reviews and makes operating and resource allocation decisions among our coal operations and our natural gas midstream operations. Accordingly, our reportable segments are as follows:

•	Coal – management and leasing of coal properties and subsequent collection of royalties; other land management activities such as selling standing timber and real estate rentals; leasing of fee-based infrastructure facilities to certain lessees for coal handling, transportation and processing; and investment in a joint venture which primarily provides coal handling facilities to end-user industrial plants.

•	Natural Gas Midstream – natural gas processing, natural gas gathering and other related services.

The following table presents a summary of certain financial information relating to our segments (in thousands):

	Coal	Natural Gas Midstream	Consolidated
For the Three Months Ended September 30, 2006:
Revenues	$29,890	$101,604	$131,494
Cost of midstream gas purchased	—	80,272	80,272
Operating costs and expenses	5,591	5,869	11,460
Depreciation, depletion and amortization	5,551	4,313	9,864

Operating income	$18,748	$11,150	29,898

Interest expense, net			(4,945)
Derivatives			6,386

Net income			$31,339

Total assets	$418,201	$287,041	$705,242

Additions to property and equipment	$5,735	$6,036	$11,771

For the Three Months Ended September 30, 2005:
Revenues	$25,922	$102,482	$128,404
Cost of midstream gas purchased	—	87,812	87,812
Operating costs and expenses	4,067	4,870	8,937
Depreciation, depletion and amortization	5,257	3,902	9,159

Operating income	$16,598	$5,898	22,496

Interest expense, net			(3,704)
Derivatives			3,578

Net income			$22,370

Total assets	$373,404	$291,104	$664,508

Additions to property and equipment (1)	$66,943	$4,344	$71,287

(1)	Coal segment excludes noncash expenditures of $14.4 million.

	Coal	Natural Gas Midstream (1)	Consolidated
For the Nine Months Ended September 30, 2006:
Revenues	$83,115	$307,006	$390,121
Cost of midstream gas purchased	—	254,615	254,615
Operating costs and expenses	12,922	17,650	30,572
Depreciation, depletion and amortization	15,050	12,451	27,501

Operating income	$55,143	$22,290	77,433

Interest expense, net			(12,857)
Derivatives			(11,676)

Net income			$52,900

Total assets	$418,201	$287,041	$705,242

Additions to property and equipment	$80,902	$27,577	$108,479

For the Nine Months Ended September 30, 2005:
Revenues	$69,428	$214,775	$284,203
Cost of midstream gas purchased	—	182,278	182,278
Operating costs and expenses	10,793	11,663	22,456
Depreciation, depletion and amortization	13,440	8,797	22,237

Operating income	$45,195	$12,037	57,232

Interest expense, net			(9,282)
Derivatives			(11,186)

Net income			$36,764

Total assets	$373,404	$291,104	$664,508

Additions to property and equipment (2)	$95,974	$203,810	$299,784

(1)	Represents the results of operations of the natural gas midstream segment since March 3, 2005, the closing date of the Cantera Acquisition.
(2)	Coal segment excludes noncash expenditures of $14.4 million.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following review of the financial condition and results of operations of Penn Virginia Resource Partners, L.P. (the “Partnership,” “we,” “us” or “our”) and its subsidiaries should be read in conjunction with our consolidated financial statements and the accompanying notes in Item 1, “Financial Statements.” Our discussion and analysis include the following items:

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

Both in our current limited partnership form and our previous corporate form, we have managed coal properties since 1882. Since the acquisition of a natural gas midstream business in March 2005, we conduct operations in two business segments: coal and natural gas midstream. A description of each of our reportable segments follows.

Coal Segment

Our coal segment includes management and leasing of coal properties and subsequent collection of royalties; other land management activities such as selling standing timber and real estate rentals; leasing of fee-based infrastructure facilities to certain lessees for coal handling, transportation and processing; and investment in a joint venture which primarily provides coal handling facilities to end-user industrial plants.

We enter into leases with various third-party operators for the right to mine coal reserves on our properties in exchange for royalty payments. We do not operate any mines. In managing our properties, we actively work with our lessees to develop efficient methods to exploit our reserves and to maximize production from our properties. In addition to coal royalty revenues, we generate coal services revenues from fees charged to lessees for the use of coal preparation and loading facilities, which enhance their production levels and generate additional coal royalty revenues, and from industrial third party coal end-users by owning and operating coal handling facilities through our joint venture with Massey Energy Company (“Massey”). We also earn revenues from oil and gas royalty interests, coal transportation (“wheelage”) rights and the sale of standing timber on our properties.

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

Our natural gas midstream segment derives revenues primarily from natural gas processing contracts with natural gas producers and from fees charged for gathering natural gas volumes and providing other related services. We continually seek new supplies of natural gas to both offset the natural declines in production from the wells currently connected to our systems and to increase throughput volume. New natural gas supplies are obtained for all of our systems by contracting for production from new wells, connecting new wells drilled on dedicated acreage and by contracting for natural gas that has been released from competitors’ systems.

Revenues, profitability and the future rate of growth of the natural gas midstream segment are highly dependent on market demand and prevailing natural gas liquid (“NGL”) and natural gas prices. Historically, changes in the prices of most NGL products have generally correlated with changes in the price of crude oil. NGL and natural gas prices have been subject to significant volatility in recent years in response to changes in the supply and demand for NGL products and natural gas market uncertainty.

Acquisitions and Investments

Strategy

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

Huff Creek Acquisition

On May 25, 2006, we acquired from Huff Creek Energy Company and Appalachian Coal Holdings, Inc. the lease rights to approximately 69 million tons of coal reserves located on approximately 20,000 acres in Boone, Logan and Wyoming Counties, West Virginia (the “Huff Creek Acquisition”). The purchase price was $65.0 million and was funded with long-term debt under our revolving credit facility.

Transwestern Acquisition

On June 30, 2006, we completed the acquisition of approximately 115 miles of gathering pipelines and related compression facilities in Texas and Oklahoma to complement our existing midstream systems (the “Transwestern Acquisition”). We paid for the acquisition with approximately $15 million in cash. In July 2006, we borrowed $15 million under our revolving credit facility to replenish the cash used in the Transwestern Acquisition.

Coal Infrastructure Construction

In September 2006, we completed construction of a new 600-ton per hour coal processing plant and rail loading facility for one of our lessees located in Knott County in eastern Kentucky. The facility began operations in October 2006. Since acquiring fee ownership and lease rights to the property’s coal reserves in July 2005, we made cumulative capital expenditures of $15.4 million related to the construction of the facility.

Current Performance

Operating income for the nine months ended September 30, 2006 was $77.4 million. The coal segment contributed $55.1 million, or 71 percent, to operating income, and the natural gas midstream segment contributed $22.3 million, or 29 percent. The following table presents a summary of certain financial information relating to our segments (in thousands):

	Coal	Natural Gas Midstream	Consolidated
For the Nine Months Ended September 30, 2006:
Revenues	$83,115	$307,006	$390,121
Cost of midstream gas purchased	—	254,615	254,615
Operating costs and expenses	12,922	17,650	30,572
Depreciation, depletion and amortization	15,050	12,451	27,501

Operating income	$55,143	$22,290	$77,433

For the Nine Months Ended September 30, 2005:
Revenues	$69,428	$214,775	$284,203
Cost of midstream gas purchased	—	182,278	182,278
Operating costs and expenses	10,793	11,663	22,456
Depreciation, depletion and amortization	13,440	8,797	22,237

Operating income	$45,195	$12,037	$57,232

Coal Segment

In the nine months ended September 30, 2006, coal royalty revenues increased 20 percent, or $12.4 million, over the same period last year due to acquisitions, more coal being mined by our lessees and increasing coal prices. Tons produced by our lessees increased from 22.5 million tons in the nine months ended September 30, 2005 to 24.5 million tons in the nine months ended September 30, 2006, and our average gross royalties per ton increased from $2.71 in the nine months ended September 30, 2005 to $3.00 in the nine months ended September 30, 2006. The Illinois Basin coal reserves that we acquired in July 2005 resulted in $3.7 million of coal royalty revenues in the nine months ended September 30, 2006. The May 2006 Huff Creek Acquisition resulted in $3.4 million of coal royalty revenues in the nine months ended September 30, 2006. Generally, as coal prices increase, our average royalties per ton also increase because the vast majority of our lessees pay royalties based on the gross sales prices of the coal mined.

Coal services revenues increased to $4.3 million in the nine months ended September 30, 2006 from $3.9 million in the nine months ended September 30, 2005. We believe that these types of fee-based infrastructure assets provide good investment and cash flow opportunities, and we continue to look for additional investments of this type, as well as other primarily fee-based assets.

As of September 30, 2006, our primary coal reserves and coal infrastructure assets were located on the following properties:

•	in central Appalachia, at properties in Buchanan, Lee and Wise Counties, Virginia; Floyd, Harlan, Knott and Letcher Counties, Kentucky; and Boone, Fayette, Kanawha, Lincoln, Logan, Raleigh and Wyoming Counties, West Virginia;

•	in northern Appalachia, at properties in Barbour, Harrison, Lewis, Monongalia and Upshur Counties, West Virginia;

•	in the Illinois Basin, at properties in Henderson and Webster Counties, Kentucky; and

•	in the San Juan Basin, at properties in McKinley County, New Mexico.

The following table summarizes coal production and coal royalty revenues by property:

	Coal Production				Coal Royalty Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
Property	2006	2005	2006	2005	2006	2005	2006	2005
	(tons in thousands)				(in thousands)
Central Appalachia	5,494	5,024	14,933	14,046	$20,970	$17,295	$56,892	$47,667
Northern Appalachia	1,306	1,501	3,929	4,158	1,894	2,062	5,746	5,890
Illinois Basin	550	731	1,891	731	1,055	1,164	3,666	1,164
San Juan Basin	1,432	1,275	3,714	3,561	2,693	2,218	6,984	6,200

Total	8,782	8,531	24,467	22,496	$26,612	$22,739	$73,288	$60,921

Natural Gas Midstream Segment

The gross processing margin for our natural gas midstream operations increased from $31.1 million in the nine months ended September 30, 2005 to $50.2 million in the nine months ended September 30, 2006. This increase was due primarily to higher NGL prices and the contribution of the Transwestern Acquisition. Inlet volumes at our gas processing plants and gathering systems were 144 million cubic feet (“MMcf”) per day in the nine months ended September 30, 2006, an increase over 126 MMcf per day in the nine months ended September 30, 2005, primarily due to additional well connections in the area. As part of our risk management strategy, we use derivative financial instruments to economically hedge NGLs sold and natural gas purchased. See the tables in “—Results of Operations—Natural Gas Midstream Segment—Expenses” for the effects of our derivative program on gross processing margin.

Our natural gas midstream assets are primarily located in the mid-continent area of Oklahoma and the panhandle of Texas. The following table sets forth information regarding our natural gas midstream assets as of September 30, 2006:

		Approximate Length (Miles)	Current Processing Capacity (Mmcfd)	Nine Months Ended September 30, 2006
				Average System Throughput (Mmcfd)		Utilization of Processing Capacity (%)
Beaver/Perryton System	Gathering pipelines and processing facility	1,188	100	97.4		97.4%
Crescent System	Gathering pipelines and processing facility	1,675	28	18.5		66.1%
Hamlin System	Gathering pipelines and processing facility	517	10	6.8		68.0%
Arkoma System	Gathering pipelines	78	—	14.9	(1)
North Canadian System	Gathering pipelines	115	—	6.8	(1)

		3,573	138	144.4

(1)	Gathering only volumes.

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

Natural Gas Midstream Revenues

Revenues from the sale of NGLs and residue gas are recognized when the NGLs and residue gas produced at our gas processing plants are sold. Gathering and transportation revenues are recognized based upon actual volumes delivered. Due to the time needed to gather information from various purchasers and measurement locations and then calculate volumes delivered, the collection of natural gas midstream revenues may take up to 30 days following the month of production. Therefore, accruals for revenues and accounts receivable and the related cost of midstream gas purchased and accounts payable are made based on estimates of natural gas purchased and NGLs and natural gas sold, and our financial results include estimates of production and revenues for the period of actual production. Any differences, which we do not expect to be significant, between the actual amounts ultimately received or paid and the original estimates are recorded in the period they become finalized. Approximately 40 percent of natural gas midstream revenues for the nine months ended September 30, 2006 related to two customers.

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

Derivative Activities

We historically have entered into derivative financial instruments that would qualify for hedge accounting under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. Hedge accounting affects the timing of revenue recognition and cost of midstream gas purchased in our consolidated statements of income, as a majority of the gain or loss from a contract qualifying as a cash flow hedge is deferred until the hedged transaction occurs. The results reflected in our consolidated statements of income are based on the actual settlements with the counterparty. We include this gain or loss in natural gas midstream revenues or cost of midstream gas purchased, depending on the commodity. As a result of price volatility resulting from the 2005 hurricane season, natural gas derivatives and a large portion of our NGL derivatives no longer qualified for hedge accounting. Because of this non-qualification and to increase clarity in our consolidated financial statements, we elected to discontinue hedge accounting prospectively for our remaining and future commodity derivatives beginning May 1, 2006. Consequently, from that date forward, we began recognizing mark-to-market gains and losses in earnings currently, rather than deferring such amounts in accumulated other comprehensive income (partners’ capital). Because we no longer use hedge accounting for our commodity derivatives, we could experience significant changes in the estimate of derivative gain or loss recognized in revenues and cost of midstream gas purchased due to swings in the value of these contracts. These fluctuations could be significant in a volatile pricing environment.

The net mark-to-market loss on our outstanding derivatives at April 30, 2006, which was included in accumulated other comprehensive income, will be reported in our future earnings through 2008 as the original hedged transactions occur. This change in reporting will have no impact on our reported cash flows, although our future results of operations will be affected by mark-to-market gains and losses which fluctuate with changes in oil and gas prices.

Depletion

Coal properties are depleted on an area-by-area basis at a rate based on the cost of the mineral properties and the number of tons of estimated proven and probable coal reserves contained therein. Proven and probable coal reserves have been estimated by our own geologists and outside consultants. Our estimates of coal reserves are updated annually and may result in adjustments to coal reserves and depletion rates that are recognized prospectively.

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

The general partner of the Partnership is Penn Virginia Resource GP, LLC, a wholly owned subsidiary of Penn Virginia. Penn Virginia recently formed Penn Virginia GP Holdings, L.P. (“GP Holdings”), a Delaware limited partnership. GP Holdings filed a Registration Statement on Form S-1 in July 2006 with the intent of completing an initial public offering of common units. GP Holdings was formed to own the general partner interest, all of the incentive distribution rights, 7,475,414 common units and 7,649,880 subordinated units in the Partnership. If the offering is completed, GP Holdings will use substantially all of the proceeds from the offering to purchase newly issued common and class B common units from us, and we expect to use the proceeds from such purchase to repay debt outstanding under our revolving credit facility. The initial public offering of GP Holdings common units is not guaranteed to occur. Please refer to GP Holdings’ Registration Statement on Form S-1, as amended, for more information on the potential initial public offering of GP Holdings common units.

Summarized cash flow statements for the nine months ended September 30, 2006 and 2005, consolidating our segments, are set forth below (in thousands):

For the nine months ended September 30, 2006	Coal	Natural Gas Midstream	Consolidated
Cash flows from operating activities:
Net income contribution	$41,693	$11,207	$52,900
Adjustments to reconcile net income to net cash provided by operating activities (summarized)	17,226	9,997	27,223
Net change in operating assets and liabilities	(7,337)	2,638	(4,699)

Net cash provided by operating activities	$51,582	$23,842	75,424

Net cash used in investing activities	$(80,899)	$(27,547)	(108,446)

Net cash provided by financing activities			23,540

Net decrease in cash and cash equivalents			$(9,482)

For the nine months ended September 30, 2005	Coal	Natural Gas Midstream	Consolidated
Cash flows from operating activities:
Net income contribution	$35,665	$1,099	$36,764
Adjustments to reconcile net income to net cash provided by operating activities (summarized)	16,498	17,115	33,613
Net change in operating assets and liabilities	1,292	22	1,314

Net cash provided by operating activities	$53,455	$18,236	71,691

Net cash used in investing activities	$(95,970)	$(203,762)	(299,732)

Net cash provided by financing activities			229,261

Net increase in cash and cash equivalents			$1,220

Cash Flows

The overall increase in cash provided by operations for the nine months ended September 30, 2006 compared to the same period of 2005 was primarily attributable to higher average gross coal royalties per ton and accretive cash flows from our natural gas midstream business, which was acquired in March 2005. The increase was partially offset by increased cash outflows for derivative settlements.

We made cash investments during the nine months ended September 30, 2006 primarily for coal reserve acquisitions, coal loadout facility construction and natural gas midstream acquisitions and gathering system expansions. Other investments in the same period of 2005 primarily included the acquisition of our natural gas midstream business and coal reserve acquisitions.

Capital expenditures, including non-cash items, for the nine months ended September 30, 2006 and 2005 were as follows:

	Nine Months Ended September 30,
	2006	2005
	(in thousands)
Coal
Acquisitions (1)	$66,580	$91,078
Expansion capital expenditures	13,833	4,107
Other property and equipment expenditures	69	789

Total	80,482	95,974

Natural gas midstream
Acquisitions, net of cash acquired	14,626	199,091
Expansion capital expenditures	5,926	1,508
Other property and equipment expenditures	7,317	3,211

Total	27,869	203,810

Total capital expenditures	$108,351	$299,784

(1)	Amount in 2005 excludes noncash expenditure of $11.1 million to acquire coal reserves in Kentucky in exchange for $10.4 million of equity issued in the form of Partnership common units and $0.7 million of liabilities assumed. Amount in 2005 also excludes noncash portion of another coal reserve acquisition in which we assumed $3.3 million of deferred income.

We funded capital expenditures for the nine months ended September 30, 2006, including two acquisitions and coal infrastructure construction, with cash flows from operations and borrowings under our revolving credit facility. To finance our acquisitions in the nine months ended September 30, 2005, we borrowed $140.2 million, net of repayments, received proceeds of $126.5 million from the sale of our common units in a public offering and received a $2.8 million contribution from our general partner. Distributions to partners increased to $48.0 million in the nine months ended September 30, 2006, from $37.8 million in the nine months ended September 30, 2005, because we increased the quarterly distribution per unit.

Long-Term Debt

As of September 30, 2006, we had outstanding borrowings of $326.6 million, consisting of $251.8 million borrowed under our revolving credit facility and $74.8 million of senior unsecured notes (the “Notes”). The current portion of the Notes as of September 30, 2006 was $10.8 million.

Revolving Credit Facility. As of September 30, 2006, we had $251.8 million outstanding under our $300 million revolving credit facility (the “Revolver”) that matures in March 2010. The Revolver is available for general Partnership purposes, including working capital, capital expenditures and acquisitions, and includes a $10 million sublimit for the issuance of letters of credit. We have a one-time option to expand the Revolver by $150 million upon receipt by the credit facility’s administrative agent of commitments from one or more lenders. The Revolver’s interest rate fluctuates based on our ratio of total indebtedness to EBITDA. Interest is payable at a base rate plus an applicable margin of up to 1.00 percent if we select the base rate borrowing option under the credit agreement or at a rate derived from the London Inter Bank Offering Rate (“LIBOR”), plus an applicable margin ranging from 1.00 percent to 2.00 percent if we select the LIBOR-based borrowing option.

The financial covenants under the Revolver require us to maintain specified levels of debt to consolidated EBITDA and consolidated EBITDA to interest. The financial covenants restricted our additional borrowing capacity under the Revolver to $126.2 million as of September 30, 2006. At the current $300 million limit on the Revolver, and given our outstanding balance of $250.2 million, net of $1.6 million of letters of credit, we could borrow up to $46.6 million without exercising our one-time option to expand the Revolver. In order to utilize the full extent of the $126.2 million borrowing capacity, we would need to exercise our one-time option to expand the Revolver by $150 million. The Revolver prohibits us from making distributions to our unitholders if any default or event of default occurs or would result from such unitholder distributions. In addition, the Revolver contains various covenants that limit, among other things, our ability to incur indebtedness, grant liens, make certain loans, acquisitions and investments, make any material change to the nature of our business, acquire another company or enter into a merger or sale of assets, including the sale or transfer of interests in our subsidiaries. As of September 30, 2006, we were in compliance with all of our covenants under the Revolver.

Senior Unsecured Notes. As of September 30, 2006, we owed $74.8 million under the Notes. The Notes bear interest at a fixed rate of 6.02 percent and mature over a ten-year period ending in March 2013, with semi-annual principal and interest payments. The Notes are equal in right of payment with all of our other unsecured indebtedness, including the Revolver. The Notes require us to obtain an annual confirmation of our credit rating, with a 1.00 percent increase in the interest rate payable on the Notes in the event our credit rating falls below investment grade. In March 2006, our investment grade credit rating was confirmed by Dominion Bond Rating Services. The Notes contain various covenants similar to those contained in the Revolver. As of September 30, 2006, we were in compliance with all of our covenants under the Notes.

Interest Rate Swaps. In September 2005, we entered into interest rate swap agreements (the “Revolver Swaps”) with notional amounts totaling $60 million to establish fixed rates on the LIBOR-based portion of the outstanding balance of the Revolver until March 2010. We pay a weighted average fixed rate of 4.22 percent on the notional amount plus the applicable margin, and the counterparties pay a variable rate equal to the three-month LIBOR. Settlements on the Revolver Swaps are recorded as interest expense. The Revolver Swaps were designated as cash flow hedges. Accordingly, the effective portion of the change in the fair value of the swap transactions is recorded each period in other comprehensive income. The ineffective portion of the change in fair value, if any, is recorded to current period earnings in interest expense. After considering the applicable margin of 1.25 percent in effect as of September 30, 2006, the total interest rate on the $60 million portion of Revolver borrowings covered by the Revolver Swaps was 5.47 percent at September 30, 2006.

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

In 2006, we anticipate making capital expenditures, excluding acquisitions, of $16 to $18 million for coal services related projects and other property and equipment and $19 to $21 million for natural gas midstream system expansion projects. Management intends to fund these capital expenditures with a combination of cash flows provided by operating activities and borrowings under the Revolver, under which we had $126.2 million borrowing capacity as of September 30, 2006, and potentially with proceeds from the issuance of additional equity. We believe that we will continue to have adequate liquidity to fund future recurring operating and investing activities. Short-term cash requirements, such as operating expenses and quarterly distributions to our general partner and unitholders, are expected to be funded through operating cash flows.

Results of Operations

Selected Financial Data – Consolidated

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands, except per unit data)
Revenues	$131,494	$128,404	$390,121	$284,203
Expenses	$101,596	$105,908	$312,688	$226,971

Operating income	$29,898	$22,496	$77,433	$57,232

Net income	$31,339	$22,370	$52,900	$36,764
Net income per limited partner unit, basic and diluted	$0.55	$0.44	$1.15	$0.89
Cash flows provided by operating activities	$24,905	$31,913	$75,424	$71,691

The increase in net income for the nine months ended September 30, 2006 compared to the same period in 2005 was primarily attributable to a $20.2 million increase in operating income, which was partially offset by a $3.6 million increase in interest expense for borrowings used to fund acquisitions and a $0.5 million increase in derivative losses. The increase in net income for the three months ended September 30, 2006 compared to the same period in 2005 was primarily attributable to a $7.4 million increase in operating income and a $2.8 million increase in derivative gains, partially offset by a $1.3 million increase in interest expense for borrowings used to fund acquisitions. Operating income increased in the three months and nine months ended September 30, 2006 primarily due to the contribution of the natural gas midstream segment that was acquired in March 2005 and increased coal royalty revenues resulting from higher coal prices and increased coal production.

Coal Segment

Operations and Financial Summary – Coal Segment

Three Months Ended September 30, 2006 Compared with Three Months Ended September 30, 2005

	Three Months Ended September 30,		% Change
	2006	2005
	(in thousands, except as noted)
Financial Highlights

Revenues
Coal royalties	$26,612	$22,739	17%
Coal services	1,515	1,261	20%
Other	1,763	1,923	(8)%

Total revenues	29,890	25,923	15%

Expenses
Operating	3,340	1,931	73%
Taxes other than income	154	219	(30)%
General and administrative	2,097	1,917	9%
Depreciation, depletion and amortization	5,551	5,257	6%

Total expenses	11,142	9,324	19%

Operating income	$18,748	$16,599	13%

Operating Statistics
Royalty coal tons produced by lessees (tons in thousands)	8,782	8,531	3%
Average royalty per ton ($/ton)	$3.03	$2.67	14%

Revenues. Coal royalty revenues increased due to a higher average royalty per ton and increased production. The average royalty per ton increased to $3.03 in the third quarter of 2006 from $2.67 in the third quarter of 2005. The increase in the average royalty per ton was primarily due to a greater percentage of coal being produced from certain price-sensitive leases and stronger market conditions for coal resulting in higher prices. Coal production by our lessees increased primarily due to production on our central Appalachian property due to the Huff Creek Acquisition in May 2006.

Expenses. Operating expenses increased due to an increase in production by lessees on our subleased properties, including our subleased central Appalachian property acquired in the Huff Creek Acquisition in May 2006. Fluctuations in production on subleased properties have a direct impact on royalty expense. The increase in depreciation, depletion and amortization (“DD&A”) expense was due to an increase in production and a higher depletion rate on recently acquired reserves.

Nine Months Ended September 30, 2006 Compared with Nine Months Ended September 30, 2005

	Nine Months Ended September 30,		% Change
	2006	2005
	(in thousands, except as noted)
Financial Highlights

Revenues
Coal royalties	$73,288	$60,921	20%
Coal services	4,345	3,869	12%
Other	5,482	4,638	18%

Total revenues	83,115	69,428	20%

Expenses
Operating	5,561	4,104	36%
Taxes other than income	565	727	(22)%
General and administrative	6,796	5,962	14%
Depreciation, depletion and amortization	15,050	13,440	12%

Total expenses	27,972	24,233	15%

Operating income	$55,143	$45,195	22%

Operating Statistics
Royalty coal tons produced by lessees (tons in millions)	24,467	22,496	9%
Average royalty per ton ($/ton)	$3.00	$2.71	11%

Revenues. Coal royalty revenues increased due to a higher average royalty per ton and increased production. The average royalty per ton increased to $3.00 in the nine months ended September 30, 2006 from $2.71 in the nine months ended September 30, 2005. The increase in the average royalty per ton was primarily due to a greater percentage of coal being produced from certain price-sensitive leases and stronger market conditions for coal resulting in higher prices. Coal production by our lessees increased primarily due to production on our Illinois Basin property, which we acquired in the third quarter of 2005, and production on our central Appalachian property due to the Huff Creek Acquisition in May 2006.

Coal services revenues increased primarily due to increased equity earnings from our coal handling joint venture and increased revenues from coal handling facilities that processed higher volumes.

Other revenues increased primarily due to the following factors. In the nine months ended September 30, 2006 and 2005, we earned approximately $1.3 million and $0.3 million in revenues for the management of certain coal properties. In the nine months ended September 30, 2006, we recognized approximately $0.7 million of forfeiture income from lessees with rolling recoupment periods. There was virtually no forfeiture income in the same period of 2005. In the nine months ended September 30, 2006 and 2005, we recognized approximately $0.6 million and $0.2 million in railcar rental income related to railcars purchased in June 2005. In the nine months ended September 30, 2006 and 2005, we recognized approximately $1.3 million and $1.0 million of wheelage fees, primarily as a result of an April 2005 acquisition. In the nine months ended September 30, 2005, we received $1.5 million from the sale of a bankruptcy claim filed against a former lessee in 2004 for lost future rents.

Expenses. Operating expenses increased due to production on our subleased central Appalachian property acquired in the Huff Creek Acquisition in May 2006. This increase was partially offset by a decrease in production from other subleased properties primarily resulting from the movement of longwall mining operations at one of these properties. Fluctuations in production on subleased properties have a direct impact on royalty expense. General and administrative expenses increased due to absorbing operations related to our 2005 and 2006 acquisitions, increased professional fees and payroll costs relating to evaluating acquisition opportunities and increased reimbursement to our general partner for shared corporate overhead costs. DD&A expense increased due to the increase in production and a higher depletion rate on recently acquired reserves.

Natural Gas Midstream Segment

Operations and Financial Summary – Natural Gas Midstream Segment

Three Months Ended September 30, 2006 Compared with Three Months Ended September 30, 2005

	Three Months Ended September 30,		% Change
	2006	2005
	(in thousands, except as noted)
Financial Highlights

Revenues
Residue gas	$62,408	$70,399	(11)%
Natural gas liquids	35,363	29,240	21%
Condensate	2,323	2,022	15%
Gathering and transportation fees	715	279	156%

Total natural gas midstream revenues	100,809	101,940	(1)%
Marketing revenue, net	795	543	46%

Total revenues	101,604	102,483	(1)%

Operating costs and expenses
Cost of gas purchased	80,272	87,812	(9)%
Operating	3,038	2,657	14%
Taxes other than income	329	340	(3)%
General and administrative	2,504	1,873	34%
Depreciation and amortization	4,313	3,902	11%

Total operating expenses	90,456	96,584	(6)%

Operating income	$11,148	$5,899	89%

Operating Statistics
Inlet volumes (Bcf)	14,643	11,567	27%
Midstream processing margin (1)	$20,537	$14,128	45%

(1)	Midstream processing margin consists of total natural gas midstream revenues minus the cost of gas purchased.

Revenues. Revenues included residue gas sold from processing plants after NGLs were removed, NGLs sold after being removed from inlet volumes received, condensate collected and sold, gathering and other fees primarily from natural gas volumes connected to our gas processing plants and the purchase and resale of natural gas not connected to our gathering systems and processing plants. The decrease in residue gas revenues was primarily a result of overall market decreases in natural gas prices. The increase in natural gas liquids revenues was primarily a result of an increase in average NGL prices from the third quarter of 2005 to the third quarter of 2006. Gathering and transportation fees increased due to the addition of pipeline by the June 2006 Transwestern Acquisition.

Expenses. Cost of gas purchased consisted of amounts payable to third-party producers for gas purchased under percentage of proceeds and keep-whole contracts. The decrease in the average purchase price for natural gas was a direct result of overall market decreases in natural gas prices. The following table shows a summary of the effects of derivative activities on midstream processing margin:

	Three Months Ended September 30,
	2006	2005
	(in thousands)
Midstream processing margin, as reported	$20,537	$14,128
Derivatives losses included in midstream processing margin	825	1,017

Midstream processing margin before impact of derivatives	21,362	15,145
Cash settlements on derivatives	(7,344)	(2,052)

Midstream processing margin, adjusted for derivatives	$14,018	$13,093

Operating expenses increased primarily due to rent and maintenance costs associated with additional compressors. General and administrative expenses increased primarily due to additional personnel added to support the business and recent acquisitions and increased reimbursement to our general partner for shared corporate overhead costs. DD&A expense increased due to depreciation on the pipeline acquired in the June 2006 Transwestern Acquisition and recent gathering system expansions.

Nine Months Ended September 30, 2006 Compared with Nine Months Ended September 30, 2005

	Nine Months Ended September 30,		% Change
	2006	2005 (1)
	(in thousands, except as noted)
Financial Highlights

Revenues
Residue gas	$199,096	$132,245	51%
Natural gas liquids	97,591	74,235	31%
Condensate	7,165	5,386	33%
Gathering and transportation fees	1,488	1,485	0%

Total natural gas midstream revenues	305,340	213,351	43%
Marketing revenue, net	1,666	1,424	17%

Total revenues	307,006	214,775	43%

Operating costs and expenses
Cost of gas purchased	254,615	182,278	40%
Operating	8,387	6,626	27%
Taxes other than income	1,054	930	13%
General and administrative	8,209	4,107	100%
Depreciation and amortization	12,451	8,797	42%

Total operating expenses	284,716	202,738	40%

Operating income	$22,290	$12,037	85%

Operating Statistics
Inlet volumes (Bcf)	39,431	26,963	46%
Midstream processing margin (2)	$50,725	$31,073	63%

(1)	Represents the results of operations of the natural gas midstream segment since March 3, 2005, the closing date of the acquisition of Cantera Gas Resources, LLC (the “Cantera Acquisition”).
(2)	Midstream processing margin consists of total natural gas midstream revenues minus the cost of gas purchased.

Revenues. Revenues included residue gas sold from processing plants after NGLs were removed, NGLs sold after being removed from inlet volumes received, condensate collected and sold, gathering and other fees primarily from natural gas volumes connected to our gas processing plants and the purchase and resale of natural gas not connected to our gathering systems and processing plants. In addition to reporting nine months for 2006 versus seven months for 2005, the increase in residue gas, NGLs and condensate revenues was due to higher average prices for both natural gas and NGLs in the nine months ended September 30, 2006.

Expenses. Expenses generally increased due to nine months of activity in 2006 compared to seven months of activity in 2005. The following paragraphs describe other factors contributing to the change in expenses.

Cost of gas purchased consisted of amounts payable to third-party producers for gas purchased under percentage of proceeds and keep-whole contracts. The increase in the cost of gas purchased was primarily due to overall market increases in natural gas prices in the nine months ended September 30, 2006. Included in cost of gas purchased for the nine months ended September 30, 2006 was a $4.6 million non-cash charge to reserve for amounts related to balances assumed as part of the Cantera Acquisition. The following table shows a summary of the effects of derivative activities on midstream processing margin:

	Nine Months Ended September 30,
	2006	2005
	(in thousands)
Midstream processing margin, as reported	$50,725	$31,073
Derivatives losses included in midstream processing margin	1,275	428

Midstream processing margin before impact of derivatives	52,000	31,501
Cash settlements on derivatives	(15,405)	(3,303)

Midstream processing margin, adjusted for derivatives	$36,595	$28,198

Operating expenses increased due to rent and maintenance costs associated with additional compressors. General and administrative expenses increased primarily due to additional personnel added to support the business and recent acquisitions and increased reimbursement to our general partner for shared corporate overhead costs from $0.3 million in the nine months ended September 30, 2005 to $1.6 million in the nine months ended September 30, 2006. DD&A expense increased due to depreciation on the pipeline acquired in the June 2006 Transwestern Acquisition and recent gathering system expansions.

Other

Interest Expense. Interest expense increased by $1.4 million from $3.9 million in the third quarter of 2005 to $5.3 million in the third quarter of 2006. Interest expense increased by $3.7 million from $10.1 million in the nine months ended September 30, 2005 to $13.8 million in the nine months ended September 30, 2006. The increase in both periods was primarily due to interest incurred on additional borrowings under the Revolver to finance the Cantera Acquisition, the Transwestern Acquisition and coal property acquisitions in 2005 and 2006 and a general increase in interest rates.

Derivatives. As a result of price volatility resulting from the 2005 hurricane season, natural gas derivatives and a large portion of our NGL derivatives no longer qualified for hedge accounting. Because of this non-qualification and to increase clarity in our consolidated financial statements, we elected to discontinue hedge accounting prospectively for our remaining and future commodity derivatives beginning May 1, 2006. Consequently, from that date forward, we began recognizing mark-to-market gains and losses in earnings currently, rather than deferring such amounts in accumulated other comprehensive income (partners’ capital). The net mark-to-market loss on our outstanding derivatives at April 30, 2006, which was included in accumulated other comprehensive income, will be reported in our future earnings through 2008 as the original hedged transactions occur. This change in reporting will have no impact on our reported cash flows, although our future results of operations will be affected by mark-to-market gains and losses which fluctuate with changes in oil and gas prices.

Derivative losses were $11.7 million for the nine months ended September 30, 2006 and included a $11.6 million unrealized loss for mark-to-market adjustments and a $0.1 million unrealized loss for changes in hedge effectiveness. The unrealized loss due to changes in fair market value was associated with derivative contracts that we no longer accounted for using hedge accounting and represented changes in the fair value of our open contracts during the period. The unrealized loss for changes in hedge effectiveness was associated with hedging contracts that we accounted for using hedge accounting under SFAS No. 133. Derivative losses for the nine months ended September 30, 2005 included a $13.9 million unrealized loss representing the change in market value of derivative agreements between the time we entered into the agreements in January 2005 and the time the derivative agreements qualified for hedge accounting after closing the acquisition of the natural gas midstream business in March 2005.

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

As of September 30, 2006, our environmental liabilities were $2.4 million, which represents our best estimate of the liabilities as of that date related to our coal and natural gas midstream businesses. We have reclamation bonding requirements with respect to certain unleased and inactive properties. Given the uncertainty of when a reclamation area will meet regulatory standards, a change in this estimate could occur in the future.

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

We are also indirectly exposed to the credit risk of our customers and lessees. If our customers or lessees become financially insolvent, they may not be able to continue operating or meet their minimum lease payment obligations.

Price Risk Management

Our price risk management program permits the utilization of derivative financial instruments (such as futures, forwards, option contracts and swaps) to seek to mitigate the price risks associated with fluctuations in natural gas, NGL and crude oil prices as they relate to our natural gas midstream business. Prior to May 1, 2006, these financial instruments were historically designated as cash flow hedges and accounted for in accordance with SFAS No. 133. The derivative financial instruments are placed with major financial institutions that we believe are of minimum credit risk. The fair value of our price risk management assets is significantly affected by fluctuations in the prices of natural gas, NGLs and crude oil.

During the nine months ended September 30, 2006, we reported a $11.6 million derivative loss for mark-to-market adjustments on certain derivatives that no longer qualified for hedge accounting effective January 1, 2006. As a result of price volatility resulting from the 2005 hurricane season, natural gas derivatives and a large portion of our NGL derivatives no longer qualified for hedge accounting. Because of this non-qualification and to increase clarity in our consolidated financial statements, we elected to discontinue hedge accounting prospectively for our remaining and future commodity derivatives beginning May 1, 2006. Consequently, from that date forward, we began recognizing mark-to-market gains and losses in earnings currently, rather than deferring such amounts in accumulated other comprehensive income (partners’ capital). The net mark-to-market loss on our outstanding derivatives at April 30, 2006, which was included in accumulated other comprehensive income, will be reported in our future earnings through 2008 as the original hedged transactions occur. This change in reporting will have no impact on our reported cash flows, although our future results of operations will be affected by mark-to-market gains and losses which fluctuate with changes in oil and gas prices. See the discussion and tables in Note 5 in the Notes to Consolidated Financial Statements for a description of our derivative program. The following table lists our open mark-to-market derivative agreements and their fair value as of September 30, 2006:

	Average Volume Per Day	Weighted Average Price	Estimated Fair Value (in thousands)
	(in gallons)	(per gallon)

Ethane Swaps
Fourth Quarter 2006	73,126	$0.4870	$(1,251)
First Quarter 2007 through Fourth Quarter 2007	34,440	$0.5050	(916)
First Quarter 2008 through Fourth Quarter 2008	34,440	$0.4700	(1,026)

	(in gallons)	(per gallon)

Propane Swaps
Fourth Quarter 2006	52,080	$0.7060	(1,679)
First Quarter 2007 through Fourth Quarter 2007	26,040	$0.7550	(1,709)
First Quarter 2008 through Fourth Quarter 2008	26,040	$0.7175	(1,798)

	(in barrels)	(per barrel)

Crude Oil Swaps
Fourth Quarter 2006	1,100	$44.45	(2,638)
First Quarter 2007 through Fourth Quarter 2007	560	$50.80	(3,376)
First Quarter 2008 through Fourth Quarter 2008	560	$49.27	(3,653)

	(in barrels)	(per barrel)

Crude Oil Collars
Fourth Quarter 2006 (October only)	270	$73.59	107

	(in MMbtu)	(per MMbtu)

Natural Gas Swaps
Fourth Quarter 2006	8,005	$6.98	(1,009)
First Quarter 2007 through Fourth Quarter 2007	4,000	$6.97	987
First Quarter 2008 through Fourth Quarter 2008	4,000	$6.97	1,377

Natural gas midstream commodity derivatives			$(16,584)

Interest Rate Risk

As of September 30, 2006, we had $251.8 million of outstanding indebtedness under the Revolver, which carries a variable interest rate throughout its term. We executed interest rate derivative transactions in September 2005 to effectively convert the interest rate on $60 million of the amount outstanding under the Revolver from a LIBOR-based floating rate to a weighted average fixed rate of 4.22 percent plus the applicable margin. The interest rate swaps are accounted for as cash flow hedges in accordance with SFAS No. 133. A one percent increase in short-term interest rates on the floating rate debt outstanding (net of amounts fixed through hedging transactions) at September 30, 2006 would cost us approximately $1.9 million in additional interest expense.

Item 4 Controls and Procedures

(a) Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we performed an evaluation of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2006. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2006, such disclosure controls and procedures were effective.

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

Item 6 Exhibits

10.1	Second Amendment to Amended and Restated Credit Agreement dated as of August 22, 2006 among Penn Virginia Operating Co., LLC, PNC Bank National Association, as agent, and the other financial institutions party thereto.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges Calculation.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENN VIRGINIA RESOURCE PARTNERS, L.P.

By: PENN VIRGINIA RESOURCE GP, LLC

Date: November 2, 2006	By:	/s/ Frank A. Pici
Frank A. Pici
Vice President and Chief Financial Officer

Date: November 2, 2006	By:	/s/ Forrest W. McNair
Forrest W. McNair
Vice President and Controller