Form 10-Q
period 2007-06-30
PENN VIRGINIA RESOURCE PARTNERS L P
filed 2007-08-02
CIK 1144945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

As of August 1, 2007, 46,106,285 common limited partner units were outstanding.

PENN VIRGINIA RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1	Financial Statements

PENN VIRGINIA RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME – unaudited

(in thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues
Natural gas midstream	$114,407	$95,350	$209,725	$204,531
Coal royalties	24,029	24,254	49,029	46,676
Coal services	2,092	1,404	3,693	2,830
Other	3,616	2,455	5,897	4,590

Total revenues	144,144	123,463	268,344	258,627

Expenses
Cost of midstream gas purchased	95,077	75,692	174,808	174,343
Operating	5,497	4,094	11,011	7,572
Taxes other than income	603	438	1,446	1,136
General and administrative	5,763	5,134	11,402	10,404
Depreciation, depletion and amortization	9,822	8,816	19,955	17,637

Total expenses	116,762	94,174	218,622	211,092

Operating income	27,382	29,289	49,722	47,535

Other income (expense)
Interest expense	(3,617)	(4,416)	(7,164)	(8,483)
Interest income	345	277	632	571
Derivatives	(7,550)	(11,929)	(10,197)	(18,062)

Net income	$16,560	$13,221	$32,993	$21,561

General partner’s interest in net income	$2,940	$902	$5,434	$1,412

Limited partners’ interest in net income	$13,620	$12,319	$27,559	$20,149

Basic and diluted net income per limited partner unit	$0.30	$0.30	$0.60	$0.48

Weighted average number of units outstanding, basic and diluted:
Common	44,084	33,994	43,217	33,994
Class B	2,023	—	2,885	—
Subordinated	—	7,650	—	7,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

PENN VIRGINIA RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2007	December 31, 2006
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$12,503	$11,440
Accounts receivable	70,589	66,987
Derivative assets	1,740	449
Other current assets	2,297	2,587

Total current assets	87,129	81,463

Property, plant and equipment	732,967	665,135
Accumulated depreciation, depletion and amortization	(126,370)	(108,622)

Net property, plant and equipment	606,597	556,513

Derivative assets	2,169	2,455
Other long-term assets	72,179	73,592

Total assets	$768,074	$714,023

Liabilities and Partners’ Capital
Current liabilities
Accounts payable and accrued liabilities	$63,778	$63,253
Current portion of long-term debt	11,846	10,832
Deferred income	6,662	6,999
Derivative liabilities	14,888	6,996

Total current liabilities	97,174	88,080

Deferred income	3,457	6,592
Other liabilities	3,313	3,339
Derivative liabilities	5,438	6,618
Long-term debt	263,283	207,214

Partners’ capital	395,409	402,180

Total liabilities and partners’ capital	$768,074	$714,023

The accompanying notes are an integral part of these condensed consolidated financial statements.

PENN VIRGINIA RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – unaudited

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cash flows from operating activities
Net income	$16,560	$13,221	$32,993	$21,561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	9,822	8,816	19,955	17,637
Commodity derivative contracts:
Total derivative losses	8,835	12,640	12,325	18,512
Cash settlements of derivatives	(2,189)	(5,139)	(4,261)	(8,061)
Non-cash interest expense	165	191	330	382
Equity earnings, net of distributions received	(645)	2,358	(878)	2,028
Gain on sale of property and equipment	(198)	—	(198)	—
Changes in operating assets and liabilities	1,448	5,115	(2,950)	(1,540)

Net cash provided by operating activities	33,798	37,202	57,316	50,519

Cash flows from investing activities
Acquisitions, net of cash acquired	(52,117)	(78,318)	(52,456)	(81,387)
Additions to property, plant and equipment	(11,872)	(9,825)	(18,874)	(15,321)
Other	154	3	197	3

Net cash used in investing activities	(63,835)	(88,140)	(71,133)	(96,705)

Cash flows from financing activities
Distributions to partners	(21,951)	(15,524)	(42,980)	(31,048)
Proceeds from borrowings	52,000	64,800	62,000	64,800
Repayments of borrowings	—	—	(5,000)	(3,300)
Proceeds from issuance of units	—	—	860	—

Net cash provided by financing activities	30,049	49,276	14,880	30,452

Net increase (decrease) in cash and cash equivalents	12	(1,662)	1,063	(15,734)
Cash and cash equivalents – beginning of period	12,491	9,121	11,440	23,193

Cash and cash equivalents – end of period	$12,503	$7,459	$12,503	$7,459

Supplemental disclosure:
Cash paid for interest	$2,369	$3,511	$6,903	$8,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

PENN VIRGINIA RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – unaudited

June 30, 2007

1. Organization

Penn Virginia Resource Partners, L.P. (the “Partnership,” “we,” “us” or “our”) is a Delaware limited partnership formed by Penn Virginia Corporation (“Penn Virginia”) in 2001 primarily to engage in the business of managing coal properties in the United States. We conduct operations in two business segments: coal and natural gas midstream.

In our coal segment, we do not operate any coal mines. Instead, we enter into leases with various third-party operators which give those operators the right to mine coal reserves on our land in exchange for royalty payments. We also provide fee-based infrastructure facilities to some of our lessees and third parties to generate coal services revenues. These facilities include coal loading facilities, preparation plants and coal handling facilities located at end-user industrial plants. We also sell timber growing on our land.

In our natural gas midstream segment, we own and operate a significant set of natural gas midstream assets. Our natural gas midstream business derives revenues primarily from gas processing contracts with natural gas producers and from fees charged for gathering natural gas volumes and providing other related services.

Our general partner is Penn Virginia Resource GP, LLC which is a wholly-owned subsidiary of Penn Virginia GP Holdings, L.P. (“PVG”). Penn Virginia owns an approximately 82% limited partner interest in PVG as well as the non-economic general partner interest in PVG. PVG owns an approximately 42% limited partner interest in us as well as the 2% general partner interest in us.

2. Summary of Significant Accounting Policies

Our accounting policies are consistent with those described in our Annual Report on Form 10-K for the year ended December 31, 2006. Please refer to such Form 10-K for a further discussion of those policies.

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Partnership and all of its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission regulations. These statements involve the use of estimates and judgments where appropriate. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. These financial statements should be read in conjunction with our condensed consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2006. Operating results for the three months and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, a standard that provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop fair value assumptions. SFAS No. 157 is effective for fiscal years and interim periods beginning after November 15, 2007. We have not yet determined the impact on our condensed consolidated financial statements of adopting SFAS No. 157 effective January 1, 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We have not yet determined the impact on our condensed consolidated financial statements of adopting SFAS No. 159 effective January 1, 2008.

3. Acquisitions

Coal Segment

On June 11, 2007, we acquired from a private seller approximately 9 million tons of coal reserves. This property is located on approximately 1,700 acres in Jackson County, Illinois. The purchase price was $9.9 million in cash and was funded with long-term debt under our revolving credit facility.

On June 29, 2007, we acquired from a private seller the fee ownership or lease rights to approximately 51 million tons of coal reserves, along with a preparation plant and coal handling facilities. This property is located on approximately 17,000 acres in Webster and Hopkins Counties, Kentucky. The purchase price was $42.0 million in cash and was funded with long-term debt under our revolving credit facility. The assets have been recorded as a component of property, plant and equipment; however, the purchase price allocation for this acquisition has not been finalized.

4. Derivative Instruments

Natural Gas Midstream Segment Commodity Derivatives

We utilize swap derivative contracts to hedge against the variability in cash flows associated with forecasted natural gas midstream revenues and cost of midstream gas purchased. While the use of derivative instruments limits the risk of adverse price movements, their use also may limit future revenues or cost savings from favorable price movements.

With respect to a swap contract, the counterparty is required to make a payment to us if the settlement price for any settlement period is less than the swap price for such contract, and we are required to make a payment to the counterparty if the settlement price for any settlement period is greater than the swap price for such contract.

The fair values of our derivative agreements are determined based on forward price quotes for the respective commodities as of June 30, 2007. The following table sets forth our positions as of June 30, 2007 for commodities related to natural gas midstream revenues (ethane, propane, natural gas and crude oil) and cost of midstream gas purchased (natural gas and crude oil):

	Average Volume Per Day		Weighted Average Price		Weighted Average Price Collars		Estimated Fair Value
					Put	Call
Ethane Swaps	(in gallons	)	(per gallon	)			(in thousands)
Third Quarter 2007 through Fourth Quarter 2007	34,440		$0.5050				$(1,421)
First Quarter 2008 through Fourth Quarter 2008	34,440		$0.4700				(2,344)

Propane Swaps	(in gallons	)	(per gallon	)
Third Quarter 2007 through Fourth Quarter 2007	26,040		$0.7550				(1,952)
First Quarter 2008 through Fourth Quarter 2008	26,040		$0.7175				(3,820)

Crude Oil Swaps	(in barrels	)	(per barrel	)
Third Quarter 2007 through Fourth Quarter 2007	560		$50.80				(2,071)
First Quarter 2008 through Fourth Quarter 2008	560		$49.27				(4,473)

Natural Gas Swaps	(in MMbtu	)	(per MMbtu	)
Third Quarter 2007 through Fourth Quarter 2008	4,000		$6.97				2,258

Natural Gasoline Swap/Crude Oil Swap	(in gallons / in barrels	)	(per gallon / per barrel	)
Third Quarter 2007 through Fourth Quarter 2007	23,520 /560		$1.265 / 57.12				(294)

Ethane Collar	(in gallons	)			(per gallon)
Third Quarter 2007 through Fourth Quarter 2007	5,000				$0.6100	$0.7125	(52)

Propane Collar	(in gallons	)			(per gallon)
Third Quarter 2007 through Fourth Quarter 2007	9,000				$1.0300	$1.1640	(72)

Natural Gasoline Collar	(in gallons	)			(per gallon)
Third Quarter 2007 through Fourth Quarter 2008	6,300				$1.4800	$1.6465	(380)

Crude Oil Collar	(in barrels	)			(per barrel)
First Quarter 2008 through Fourth Quarter 2008	400				$65.00	$75.25	(226)

Frac Spread	(in MMbtu	)	(per MMbtu	)
Third Quarter 2007 through Fourth Quarter 2007	7,128		$4.299				(2,196)
Settlements to be paid in subsequent period							(1,026)

Natural gas midstream segment commodity derivatives - net liability							$(18,069)

At June 30, 2007, we reported (i) a net derivative liability related to the natural gas midstream segment of $18.1 million and (ii) a loss in accumulated other comprehensive income of $7.9 million related to derivatives in the natural gas midstream segment for which we discontinued cash flow hedge accounting in 2006. The following table summarizes the effects of commodity derivative activities on our condensed consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Income statement caption:
Midstream revenue	$(2,050)	$(2,564)	$(4,336)	$(4,732)
Cost of gas purchased	765	1,853	2,208	4,282
Derivatives	(7,550)	(11,929)	(10,197)	(18,062)

Increase (decrease) in net income	$(8,835)	$(12,640)	$(12,325)	$(18,512)

Realized and unrealized derivative impact:
Cash paid for derivative settlements	$(2,189)	$(5,139)	$(4,261)	$(8,061)
Unrealized derivative gain (loss)	(6,646)	(7,501)	(8,064)	(10,451)

Increase (decrease) in net income	$(8,835)	$(12,640)	$(12,325)	$(18,512)

Interest Rate Swaps

In September 2005, we entered into interest rate swap agreements (the “Revolver Swaps”) to establish fixed rates on $60 million of the portion of the outstanding balance on our revolving credit facility that is based on the London Inter Bank Offering Rate (“LIBOR”) until March 2010. We pay a weighted average fixed rate of 4.22% on the notional amount plus the applicable margin, and the counterparties pay a variable rate equal to the three-month LIBOR. Settlements on the Revolver Swaps are recorded as interest expense. The Revolver Swaps were designated as cash flow hedges. Accordingly, the effective portion of the change in the fair value of the swap transactions is recorded each period in other comprehensive income. The ineffective portion of the change in fair value, if any, is recorded to current period earnings as interest expense. We reported (i) a derivative asset of approximately $1.7 million at June 30, 2007 and (ii) a gain in accumulated other comprehensive income of $1.7 million at June 30, 2007 related to the Revolver Swaps. In connection with periodic settlements, we recognized $0.3 million in net hedging gains in interest expense for the six months ended June 30, 2007.

5. Partners’ Capital and Distributions

As of June 30, 2007, partners’ capital consisted of 46.1 million common units, representing a 98% limited partner interest, and a 2% general partner interest. As of June 30, 2007, affiliates of Penn Virginia owned, in the aggregate, an approximately 42% limited partner interest in us, consisting of 19.9 million common units, and a 2% general partner interest.

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

We are currently in the highest threshold of the incremental incentive cash distributions table above. The following table reflects the allocation of total cash distributions paid during the three months and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Limited partner units	$18,903	$14,576	$37,346	$29,152
General partner interest (2%)	386	298	762	595
Incentive distribution rights	2,662	650	4,872	1,301

Total cash distributions paid	$21,951	$15,524	$42,980	$31,048

Total cash distributions paid per unit	$0.41	$0.35	$0.81	$0.70

We paid a quarterly distribution of $0.40 per unit, or $1.60 per unit on an annualized basis, in February 2007, and we paid a quarterly distribution of $0.41 per unit, or $1.64 per unit on an annualized basis, in May 2007. In July 2007, we announced a $0.42 per unit distribution for the three months ended June 30, 2007, or $1.68 per unit on an annualized basis. The distribution will be paid on August 14, 2007 to unitholders of record at the close of business on August 6, 2007.

6. Related Party Transactions

General and Administrative

Penn Virginia charges us for certain corporate administrative expenses which are allocable to us and our subsidiaries. When allocating general corporate expenses, consideration is given to property and equipment, payroll and general corporate overhead. Any direct costs are paid by us. Total corporate administrative expenses charged to us totaled $1.4 million and $1.1 million for the three months ended June 30, 2007 and 2006 and $2.6 million and $2.7 million for the six months ended June 30, 2007 and 2006. These costs are reflected in general and administrative expenses in our condensed consolidated statements of income. At least annually, management performs an analysis of general corporate expenses based on time allocations of shared employees and other pertinent factors. Based on this analysis, management believes the allocation methodologies used are reasonable.

Accounts Payable—Affiliate

Amounts payable to related parties totaled $2.4 million as of June 30, 2007. This balance consists primarily of amounts due to Penn Virginia for general and administrative expenses incurred on our behalf and is included in accounts payable on our condensed consolidated balance sheets.

Marketing Revenues

Connect Energy Services, LLC, a wholly-owned subsidiary of us, earned $0.6 million and $1.0 million in fees for marketing a portion of Penn Virginia Oil & Gas, L.P.’s natural gas production during the three months and six months ended June 30, 2007. The marketing agreement was effective September 1, 2006. Penn Virginia Oil & Gas, L.P. is a wholly-owned subsidiary of Penn Virginia. Marketing revenues are included in other revenues on our condensed consolidated statements of income.

7. Long-Term Incentive Plan

We recognized compensation expense related to the granting of common units and deferred common units and the vesting of restricted units granted under our general partner’s long-term incentive plan to employees of Penn Virginia who perform services for us. For the three months ended June 30, 2007 and 2006, we recognized a total of $0.6 million and $0.9 million of compensation expense related to the long-term incentive plan. For the six months ended June 30, 2007 and 2006, we recognized a total of $1.1 million and $1.3 million of compensation expense related to the long-term incentive plan.

During the six months ended June 30, 2007, 85,233 restricted units with a weighted average grant date fair value of $26.85 per unit were granted to employees of Penn Virginia who perform services for us. During the same period, 42,582 restricted units with a weighted average grant date fair value of $27.56 per unit vested. Restricted units granted in 2007 vest over a three-year period, with one third vesting in each year. We recognize compensation expense on a straight-line basis over the vesting period.

8. Comprehensive Income

Comprehensive income represents certain changes in partners’ capital during the reporting period, including net income and charges directly to partners’ capital which are excluded from net income. For the three months and six months ended June 30, 2007 and 2006, the components of comprehensive income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Net income	$16,560	$13,221	$32,993	$21,561
Unrealized holding losses on derivative activities	771	(2,819)	571	(4,785)
Reclassification adjustment for derivative activities	1,112	604	1,784	764

Comprehensive income	$18,443	$11,006	$35,348	$17,540

9. Commitments and Contingencies

Legal

We are involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, management believes these claims will not have a material effect on our financial position, liquidity or operations.

Environmental Compliance

The operations of our coal lessees and our natural gas midstream segment are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. The terms of our coal property leases impose liability for all environmental and reclamation liabilities arising under those laws and regulations on the relevant lessees. The lessees are bonded and have indemnified us against any and all future environmental liabilities. We regularly visit coal properties under lease to monitor lessee compliance with environmental laws and regulations and to review mining activities. Our management believes that the operations of our coal lessees and our natural gas midstream segment comply with existing regulations and does not expect any material impact on our financial condition or results of operations.

As of June 30, 2007, our environmental liabilities included $1.5 million, which represents our best estimate of our liabilities as of that date related to our coal and natural gas midstream businesses. We have reclamation bonding requirements with respect to certain unleased and inactive properties. Given the uncertainty of when a reclamation area will meet regulatory standards, a change in this estimate could occur in the future.

Mine Health and Safety Laws

There are numerous mine health and safety laws and regulations applicable to the coal mining industry. However, since we do not operate any coal mines and do not employ any coal miners, we are not subject to such laws and regulations. Accordingly, we have not accrued any related liabilities.

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

•	Natural Gas Midstream – natural gas processing, natural gas gathering and other related services.

The following table presents a summary of certain financial information relating to our segments:

	Coal	Natural Gas Midstream	Consolidated
	(in thousands)
For the Three Months Ended June 30, 2007:
Revenues	$28,410	$115,734	$144,144
Cost of midstream gas purchased	—	95,077	95,077
Operating costs and expenses	5,524	6,339	11,863
Depreciation, depletion and amortization	5,320	4,502	9,822

Operating income	$17,566	$9,816	27,382

Interest expense, net			(3,272)
Derivatives			(7,550)

Net income			$16,560

Additions to property and equipment and acquisitions	$52,130	$11,859	$63,989

For the Three Months Ended June 30, 2006:
Revenues	$27,898	$95,565	$123,463
Cost of midstream gas purchased	—	75,692	$75,692
Operating costs and expenses	3,822	5,844	$9,666
Depreciation, depletion and amortization	4,747	4,069	8,816

Operating income	$19,329	$9,960	$29,289

Interest expense, net			(4,139)
Derivatives			(11,929)

Net income			$13,221

Additions to property and equipment and acquisitions	$69,163	$18,980	$88,143

	Coal	Natural Gas Midstream	Consolidated
	(in thousands)
For the Six Months Ended June 30, 2007:
Revenues	$56,894	$211,450	$268,344
Cost of midstream gas purchased	—	174,808	174,808
Operating costs and expenses	10,618	13,241	23,859
Depreciation, depletion and amortization	10,810	9,145	19,955

Operating income	$35,466	$14,256	49,722

Interest expense, net			(6,532)
Derivatives			(10,197)

Net income			$32,993

Additions to property and equipment and acquisitions	$53,466	$17,864	$71,330

For the Six Months Ended June 30, 2006:
Revenues	$53,226	$205,401	$258,627
Cost of midstream gas purchased	—	174,343	$174,343
Operating costs and expenses	7,331	11,781	$19,112
Depreciation, depletion and amortization	9,499	8,138	17,637

Operating income	$36,396	$11,139	$47,535

Interest expense, net			(7,912)
Derivatives			(18,062)

Net income			$21,561

Additions to property and equipment and acquisitions	$75,167	$21,541	$96,708

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Penn Virginia Resource Partners, L.P. (the “Partnership,” “we,” “us” or “our”) should be read in conjunction with our condensed consolidated financial statements and the accompanying notes in Item 1, “Financial Statements.” Our discussion and analysis include the following items:

•	Overview of Business

•	Acquisitions and Investments

•	Liquidity and Capital Resources

•	Results of Operations

•	Summary of Critical Accounting Policies and Estimates

•	Environmental Matters

•	Recent Accounting Pronouncements

•	Forward-Looking Statements

Overview of Business

We are a publicly traded Delaware limited partnership formed by Penn Virginia in 2001 that is principally engaged in the management of coal properties and the gathering and processing of natural gas in the United States. Both in our current limited partnership form and in our previous corporate form, we have managed coal properties since 1882. We currently conduct operations in two business segments: coal and natural gas midstream. Operating income for the six months ended June 30, 2007 was $49.7 million, compared to $47.5 million for the six months ended June 30, 2006. For the six months ended June 30, 2007, the coal segment contributed $35.5 million, or 71%, to operating income, and the natural gas midstream segment contributed $14.3 million, or 29%. The following table presents a summary of certain financial information relating to our segments:

	Coal	Natural Gas Midstream	Consolidated
	(in thousands)
For the Six Months Ended June 30, 2007:
Revenues	$56,894	$211,450	$268,344
Cost of midstream gas purchased	—	174,808	174,808
Operating costs and expenses	10,618	13,241	23,859
Depreciation, depletion and amortization	10,810	9,145	19,955

Operating income	$35,466	$14,256	$49,722

For the Six Months Ended June 30, 2006:
Revenues	$53,226	$205,401	$258,627
Cost of midstream gas purchased	—	174,343	174,343
Operating costs and expenses	7,331	11,781	19,112
Depreciation, depletion and amortization	9,499	8,138	17,637

Operating income	$36,396	$11,139	$47,535

Coal Segment

As of December 31, 2006, we owned or controlled approximately 765 million tons of proven and probable coal reserves in Central and Northern Appalachia, the San Juan Basin and the Illinois Basin. We enter into long-term leases with experienced, third-party mine operators providing them the right to mine our coal reserves in exchange for royalty payments. We do not operate any coal mines. In the six months ended June 30, 2007, our lessees produced 16.3 million tons of coal from our properties and paid us coal royalty revenues of $49.0 million, for an average gross coal royalty per ton of $3.00. Approximately 81% of our coal royalty revenues in the six months ended June 30, 2007 and 2006 were derived from coal mined on our properties under leases containing royalty rates based on the higher of a fixed base price or a percentage of the gross sales price. The balance of our coal royalty revenues for the respective periods was derived from coal mined on our properties under leases containing fixed royalty rates that escalate annually.

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

Natural Gas Midstream Segment

We own and operate natural gas midstream assets located in Oklahoma and the panhandle of Texas. These assets include approximately 3,655 miles of natural gas gathering pipelines and three natural gas processing facilities having 160 million cubic feet per day (“MMcfd”) of total capacity. Our natural gas midstream business derives revenues primarily from gas processing contracts with natural gas producers and from fees charged for gathering natural gas volumes and providing other related services. We also own a natural gas marketing business, which aggregates third-party volumes and sells those volumes into intrastate pipeline systems and at market hubs accessed by various interstate pipelines.

For the six months ended June 30, 2007, system throughput volumes at our gas processing plants and gathering systems, including gathering-only volumes, were 32.9 billion cubic feet, or 182 MMcfd, and three of our natural gas midstream customers accounted for 53% of our natural gas midstream revenues.

We continually seek new supplies of natural gas to both offset the natural declines in production from the wells currently connected to our systems and to increase system throughput volumes. New natural gas supplies are obtained for all of our systems by contracting for production from new wells, connecting new wells drilled on dedicated acreage and by contracting for natural gas that has been released from competitors’ systems.

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

Acquisitions and Investments

On June 11, 2007, we acquired from a private seller approximately 9 million tons of coal reserves. This property is located on approximately 1,700 acres in Jackson County, Illinois. The purchase price was $9.9 million in cash and was funded with long-term debt under our revolving credit facility.

On June 29, 2007, we acquired from a private seller the fee ownership or lease rights to approximately 51 million tons of coal reserves, along with a preparation plant and coal handling facilities. This property is located on approximately 17,000 acres in Webster and Hopkins Counties, Kentucky. The purchase price was $42.0 million in cash and was funded with long-term debt under our revolving credit facility. The assets have been recorded as a component of property, plant and equipment; however, the purchase price allocation for this acquisition has not been finalized.

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

Cash Flows

The following table summarizes our cash flow statements for the six months ended June 30, 2007 and 2006, consolidating our segments (in thousands):

For the six months ended June 30, 2007	Coal	Natural Gas Midstream	Consolidated
Cash flows from operating activities:
Net income contribution	$28,521	$4,472	$32,993
Adjustments to reconcile net income to net cash provided by operating activities (summarized)	10,064	17,209	27,273
Net change in operating assets and liabilities	(5,523)	2,573	(2,950)

Net cash provided by operating activities	$33,062	$24,254	57,316

Net cash used in investing activities	$(53,269)	$(17,864)	(71,133)

Net cash used in financing activities			14,880

Net increase in cash and cash equivalents			$1,063

For the six months ended June 30, 2006	Coal	Natural Gas Midstream	Consolidated
Cash flows from operating activities:
Net income contribution	$28,068	$(6,507)	$21,561
Adjustments to reconcile net income to net cash provided by operating activities (summarized)	11,906	18,592	30,498
Net change in operating assets and liabilities	(2,040)	500	(1,540)

Net cash provided by (used in) operating activities	$37,934	$12,585	50,519

Net cash used in investing activities	$(75,162)	$(21,543)	(96,705)

Net cash used in financing activities			30,452

Net increase in cash and cash equivalents			$(15,734)

Cash provided by operating activities increased $6.8 million, or 13%, to $57.3 million for the six months ended June 30, 2007 from $50.5 million for the same period in 2006. The overall increase in cash provided by operating activities for the six months ended June 30, 2007 compared to the same period in 2006 was primarily attributable to an increase in coal royalty revenues, an increase in natural gas midstream production and an overall increase in working capital.

During the six months ended June 30, 2007, we made aggregate capital expenditures of $69.8 million primarily for coal reserve acquisitions and natural gas midstream gathering system expansion projects. During the six months ended June 30, 2006, we made aggregate capital expenditures of $96.4 million primarily for coal reserve acquisitions and the acquisition of pipeline and compression facilities. Capital expenditures comprise the primary portion of cash used in investing activities. The following table sets forth capital expenditures by segment made during the periods indicated:

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Coal
Acquisitions	$52,456	$66,382
Expansion capital expenditures	52	43
Other property and equipment expenditures	85	7,691

Total	52,593	74,116

Natural gas midstream
Acquisitions, net of cash acquired	—	14,626
Expansion capital expenditures	12,540	3,392
Other property and equipment expenditures	4,635	4,278

Total	17,175	22,296

Total capital expenditures	$69,768	$96,412

Capital expenditures in the six months ended June 30, 2007 and 2006 were funded with cash provided by operating activities and borrowings under our revolving credit facility. Borrowings under our revolving credit facility funded $52.0 million of the capital expenditures in the six months ended June 30, 2007, while cash provided by operating activities funded $17.8 million of the capital expenditures in the six months ended June 30, 2007. Distributions to partners increased to $43.0 million in the six months ended June 30, 2007 from $31.0 million in the six months ended June 30, 2006 because we increased the quarterly unit distribution from $0.35 per unit to $0.41 per unit.

We borrowed $57.0 million, net of repayments, under our revolving credit facility in the six months ended June 30, 2007, compared to borrowings, net of repayments, of $61.5 million in the six months ended June 30, 2006. Funds from the borrowings were primarily used for capital expenditures.

Long-Term Debt

As of June 30, 2007, we had outstanding borrowings of $275.1 million, consisting of $205.2 million borrowed under our revolving credit facility and $69.9 million of senior unsecured notes (the “Notes”). The current portion of the Notes as of June 30, 2007 was $11.8 million.

Revolving Credit Facility. As of June 30, 2007, we had $205.2 million outstanding under our $300 million unsecured revolving credit facility (the “Revolver”) that matures in December 2011. The Revolver is available to us for general purposes, including working capital, capital expenditures and acquisitions, and includes a $10 million sublimit for the issuance of letters of credit. We had outstanding letters of credit of $1.6 million as of June 30, 2007. In the six months ended June 30, 2007, we incurred commitment fees of $0.2 million on the unused portion of the Revolver. We have a one-time option to expand the Revolver by $150 million upon receipt by the credit facility’s administrative agent of commitments from one or more lenders. The interest rate under the Revolver fluctuates based on our ratio of total indebtedness to EBITDA. Interest is payable at a base rate plus an applicable margin of up to 0.75% if we select the base rate borrowing option under the Revolver or at a rate derived from the London Inter Bank Offering Rate (“LIBOR”) plus an applicable margin ranging from 0.75% to 1.75% if we select the LIBOR-based borrowing option.

The financial covenants under the Revolver require us to not exceed specified debt-to-consolidated EBITDA and consolidated EBITDA-to-interest expense ratios. At the current $300 million limit on the Revolver, and given our outstanding balance of $205.2 million, net of $1.6 million of letters of credit, we could borrow up to $93.2 million without exercising our one-time option to expand the Revolver. The Revolver prohibits us from making distributions to our partners if any potential default, or event of default, as defined in the Revolver, occurs or would result from the distributions. In addition, the Revolver contains various covenants that limit, among other things, our ability to incur indebtedness, grant liens, make certain loans, acquisitions and investments, make any material change to the nature of our business, acquire another company or enter into a merger or sale of assets, including the sale or transfer of interests in our subsidiaries. As of June 30, 2007, we were in compliance with all of our covenants under the Revolver.

Senior Unsecured Notes. As of June 30, 2007, we owed $69.9 million under the Notes. The Notes bear interest at a fixed rate of 6.02% and mature in March 2013, with semi-annual principal and interest payments. The Notes are equal in right of payment with all of our other unsecured indebtedness, including the Revolver. The Notes require us to obtain an annual confirmation of our credit rating, with a 1.00% increase in the interest rate payable on the Notes in the event our credit rating falls below investment grade. In March 2007, our investment grade credit rating was confirmed by Dominion Bond Rating Services. The Notes contain various covenants similar to those contained in the Revolver. As of June 30, 2007, we were in compliance with all of our covenants under the Notes.

Interest Rate Swaps. In September 2005, we entered into interest rate swap agreements (the “Revolver Swaps”) with notional amounts totaling $60 million to establish fixed rates on the LIBOR-based portion of the outstanding balance of the Revolver until March 2010. We pay a weighted average fixed rate of 4.22% on the notional amount plus the applicable margin, and the counterparties pay a variable rate equal to the three-month LIBOR. Settlements on the Revolver Swaps are recorded as interest expense. The Revolver Swaps were designated as cash flow hedges. Accordingly, the effective portion of the change in the fair value of the swap transactions is recorded each period in other comprehensive income. The ineffective portion of the change in fair value, if any, is recorded to current period earnings in interest expense. After considering the applicable margin of 0.75% in effect as June 30, 2007, the total interest rate on the $60 million portion of Revolver borrowings covered by the Revolver Swaps was 4.97% at June 30, 2007.

Future Capital Needs and Commitments

Part of our strategy is to make acquisitions and other capital expenditures which increase cash available for distribution to our unitholders. Our ability to make these acquisitions in the future will depend in part on the availability of debt financing and on our ability to periodically use equity financing through the issuance of new common units, which will depend on various factors, including prevailing market conditions, interest rates and our financial condition and credit rating at the time. Including property acquisitions completed to date, we anticipate making capital expenditures of approximately $54 million to $56 million for coal reserve acquisitions, coal services projects and other property and equipment and approximately $48 million to $52 million for natural gas midstream system expansion projects and maintenance capital expenditures. We intend to fund these capital expenditures with a combination of cash flows provided by operating activities and borrowings under the Revolver. We make quarterly cash distributions of our available cash, generally defined as all of our cash and cash equivalents on hand at the end of each quarter less cash reserves. We believe that we will continue to have adequate liquidity to fund future recurring operating and investing activities. Short-term cash requirements, such as operating expenses and quarterly distributions to our general partner and unitholders, are expected to be funded through operating cash flows. Long-term cash requirements for asset acquisitions are expected to be funded by several sources, including cash flows from operating activities, borrowings under credit facilities and the issuance of additional equity and debt securities.

Results of Operations

Selected Financial Data—Consolidated

The following table sets forth a summary of certain consolidated financial data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands, except per unit data)
Revenues	$144,144	$123,463	$268,344	$258,627
Expenses	116,762	94,174	218,622	211,092

Operating income	$27,382	$29,289	$49,722	$47,535

Net income	$16,560	$13,221	$32,993	$21,561
Net income per limited partner unit, basic and diluted	$0.30	$0.30	$0.60	$0.48
Cash flows provided by operating activities	$33,798	$37,202	$57,316	$50,519

Operating income decreased in the three months ended June 30, 2007 compared to the same period in 2006 primarily due to a $0.3 million decrease in gross processing margin, a $1.4 million increase in operating expenses, a $0.6 million increase in general and administrative expenses and a $1.0 million increase in depreciation, depletion and amortization (“DD&A”) expenses. Operating income increased in the six months ended June 30, 2007 compared to the same period in 2006 primarily due to a $2.4 million increase in coal royalty revenues and a $4.7 million increase in gross processing margin, partially offset by a $3.4 million increase in operating expenses.

Net income increased in the three months ended June 30, 2007 compared to the same period in 2006 primarily due to a $4.4 million decrease in derivative losses and a $0.8 million decrease in interest expense. Net income increased in the six months ended June 30, 2007 compared to the same period in 2006 primarily due to a $2.2 million increase in operating income and a $7.9 million decrease in derivative losses.

Coal Segment

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

The following table sets forth a summary of certain financial and other data for our coal segment and the percentage change for the periods indicated:

	Three Months Ended June 30,		% Change
	2007	2006
	(in thousands, except as noted)
Financial Highlights
Revenues
Coal royalties	$24,029	$24,254	(1)%
Coal services	2,092	1,404	49%
Other	2,289	2,240	2%

Total revenues	28,410	27,898	2%

Expenses
Operating	2,514	1,253	101%
Taxes other than income	267	101	164%
General and administrative	2,743	2,468	11%
Depreciation, depletion and amortization	5,320	4,747	12%

Total expenses	10,844	8,569	27%

Operating income	$17,566	$19,329	(9)%

Operating Statistics
Royalty coal tons produced by lessees (tons in thousands)	8,060	7,966	1%
Average royalty per ton ($/ton)	$2.98	$3.04	(2)%

Revenues. Coal royalty revenues remained relatively constant from the three months ended June 30, 2006 to the same period in 2007. Tons produced by our lessees increased from 8.0 million tons in the three months ended June 30, 2006 to 8.1 million tons in the same period of 2007, and our average gross royalty per ton decreased from $3.04 for the three months ended June 30, 2006 to $2.98 for the same period in 2007. The decrease in average royalty per ton was primarily due to a decrease in the price of coal. Generally, as coal prices change, our average royalty per ton also changes because the majority of our lessees pay royalties based on the gross sales prices of the coal mined. Most of our coal is sold by our lessees under contracts with a duration of one year or more; therefore, changes to our average royalty occurs as our lessees’ contracts are renegotiated. The coal reserves in West Virginia that we acquired in May 2006 resulted in $1.3 million of coal royalty revenues in the three months ended June 30, 2007.

Coal services revenues increased to $2.1 million for the three months ended June 30, 2007 from $1.4 million for the same period in 2006, or 49%, primarily due to the completed construction of a coal services facility in Knott County, Kentucky, which began operations in October 2006. This facility contributed $0.4 million to coal services revenues in the three months ended June 30, 2007. We believe these types of fee-based infrastructure assets provide good investment and cash flow opportunities, and we continue to look for additional investments of this type, as well as other primarily fee-based assets.

The following table summarizes coal production and coal royalty revenues by property:

	Coal Production Three Months Ended June 30		Coal Royalty Revenues Three Months Ended June 30
Property	2007	2006	2007	2006
	(tons in thousands)		(in thousands)
Central Appalachia	5,018	5,041	$18,274	$19,253
Northern Appalachia	1,080	1,340	1,654	1,985
Illinois Basin	502	625	1,180	1,211
San Juan Basin	1,460	960	2,921	1,805

Total	8,060	7,966	$24,029	$24,254

Expenses. Operating expenses increased to $2.5 million for the three months ended June 30, 2007 from $1.3 million for the same period in 2006, or 101%, primarily due to increased production on our subleased Central Appalachian properties. Fluctuations in production on subleased properties have a direct impact on royalty expense. General and administrative expenses increased by 11% to $2.7 million primarily due to increased payroll costs. DD&A expense increased by 12% to $5.3 million primarily due to the completed construction of a coal services facility in Knott County, Kentucky, which began operations in October 2006.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

The following table sets forth a summary of certain financial and other data for our coal segment and the percentage change for the periods indicated:

	Six Months Ended June 30,		% Change
	2007	2006
	(in thousands, except as noted)
Financial Highlights
Revenues
Coal royalties	$49,029	$46,676	5%
Coal services	3,693	2,830	30%
Other	4,172	3,720	12%

Total revenues	56,894	53,226	7%

Expenses
Operating	4,669	2,221	110%
Taxes other than income	590	411	44%
General and administrative	5,359	4,699	14%
Depreciation, depletion and amortization	10,810	9,499	14%

Total expenses	21,428	16,830	27%

Operating income	$35,466	$36,396	(3)%

Operating Statistics
Royalty coal tons produced by lessees (tons in thousands)	16,344	15,686	4%
Average royalty per ton ($/ton)	$3.00	$2.98	1%

Revenues. Coal royalty revenues increased to $49.0 million for the six months ended June 30, 2007 from $46.7 million for the same period in 2006, or 5%, due to an increase in production by our lessees and an increase in average royalty per ton. Tons produced by our lessees increased from 15.7 million tons in the six months ended

June 30, 2006 to 16.3 million tons in the same period in 2007, and our average gross royalty per ton increased from $2.98 for the six months ended June 30, 2006 to $3.00 for the same period in 2007. The increase in the average royalty per ton was primarily due to an increase in the price of coal. Generally, as coal prices change, our average royalties per ton also changes because the majority of our lessees pay royalties based on the gross sales prices of the coal mined. Most of our coal is sold by our lessees under contracts with a duration of one year or more; therefore, changes to our average royalty occur as our lessees’ contracts are renegotiated. The coal reserves in West Virginia that we acquired in May 2006 resulted in $2.8 million of coal royalty revenues in the six months ended June 30, 2007.

Coal services revenues increased to $3.7 million for the six months ended June 30, 2007 from $2.8 million for the same period in 2006, or 30%, primarily due to the completed construction of a coal services facility in Knott County, Kentucky, which began operations in October 2006. This facility contributed $0.8 million to coal services revenues in the six months ended June 30, 2007. We believe these types of fee-based infrastructure assets provide good investment and cash flow opportunities, and we continue to look for additional investments of this type, as well as other primarily fee-based assets.

The following table summarizes coal production and coal royalty revenues by property:

	Coal Production Six Months Ended June 30		Coal Royalty Revenues Six Months Ended June 30
Property	2007	2006	2007	2006
	(tons in thousands)		(in thousands)
Central Appalachia	9,975	9,439	$37,184	$35,921
Northern Appalachia	2,450	2,624	3,757	3,853
Illinois Basin	1,120	1,341	2,487	2,611
San Juan Basin	2,799	2,282	5,601	4,291

Total	16,344	15,686	$49,029	$46,676

Expenses. Operating expenses increased to $4.7 million for the six months ended June 30, 2007 from $2.2 million for the same period in 2006, or 110%, primarily due to production on our subleased Central Appalachian properties. Fluctuations in production on subleased properties have a direct impact on royalty expense. General and administrative expenses increased by 14% to $5.4 million primarily due to increased payroll costs. DD&A expense increased by 14% to $10.8 million primarily due to the completed construction of a coal services facility in Knott County, Kentucky, which began operations in October 2006.

Natural Gas Midstream Segment

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

The following table sets forth a summary of certain financial and other data for our natural gas midstream segment and the percentage change for the periods indicated:

	Three Months Ended June 30,
	2007	2006	% Change
	(in thousands)
Financial Highlights
Revenues
Residue gas	$69,383	$58,158	19%
Natural gas liquids	41,162	34,191	20%
Condensate	3,158	2,570	23%
Gathering and transportation fees	704	431	63%

Total natural gas midstream revenues	114,407	95,350	20%
Producer services	1,327	215	517%

Total revenues	115,734	95,565	21%

Expenses
Cost of midstream gas purchased	95,077	75,692	26%
Operating	2,983	2,842	5%
Taxes other than income	336	337	(0)%
General and administrative	3,020	2,665	13%
Depreciation and amortization	4,502	4,069	11%

Total operating expenses	105,918	85,605	24%

Operating income	$9,816	$9,960	(1)%

Operating Statistics
System throughput volumes (MMcf)	16,870	14,466	17%
Gross processing margin	$19,330	$19,658	(2)%

Revenues. Natural gas midstream revenues increased to $114.4 million for the three months ended June 30, 2007 from $95.4 million for the same period in 2006, or 20%, due to a more favorable pricing environment combined with increased system throughput volumes. Revenues included residue gas sold from processing plants after NGLs were removed, NGLs sold after being removed from system throughput volumes received, condensate collected and sold, gathering and other fees primarily from natural gas volumes connected to our gas processing plants and the purchase and resale of natural gas not connected to our gathering systems and processing plants.

Producer services revenues increased by $1.1 million during the three months ended June 30, 2007 as compared to same period in 2006 due to an increase in marketed gas volumes.

Expenses. Operating costs and expenses primarily consisted of the cost of midstream gas purchased and also included operating expenses, taxes other than income, general and administrative expenses and depreciation and amortization.

Cost of midstream gas purchased consisted of amounts payable to third-party producers for natural gas purchased under percentage of proceeds and keep-whole contracts. Cost of midstream gas purchased increased primarily due to increased system throughput volumes.

The gross processing margin for our natural gas midstream operations remained relatively constant from the three months ended June 30, 2006 to the same period in 2007. System throughput volumes at our gas processing plants and gathering systems increased to 185 MMcfd for the three months ended June 30, 2007, from 159 MMcfd for the same period in 2006, an increase of 26 MMcfd, or 16%, primarily due to higher average daily system throughput volumes resulting from pipeline acquisitions, successful drilling of local producers and expansion of our current facilities. Our natural gas midstream business generates revenues primarily from gas purchase and processing contracts with natural gas producers and from fees charged for gathering natural gas volumes and providing other related services. During the three months ended June 30, 2007, our natural gas midstream business generated a majority of its gross margin from contractual arrangements under which its margin is exposed to increases and decreases in the price of natural gas and NGLs. As part of our risk management strategy, we use derivative financial instruments to economically hedge NGLs sold and natural gas purchased.

The following table shows a summary of the effects of derivative activities on natural gas midstream processing margin:

	Three Months Ended June 30,
	2007	2006
	(in thousands)
Gross processing margin, as reported	$19,330	$19,658
Derivatives (gains) losses included in gross processing margin	1,285	711

Gross processing margin before impact of derivatives	20,615	20,369
Cash settlements on derivatives	(2,189)	(5,139)

Gross processing margin, adjusted for derivatives	$18,426	$15,230

Depreciation and amortization expenses increased primarily due to increased expenses associated with the pipeline obtained as part of a June 2006 acquisition.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

The following table sets forth a summary of certain financial and other data for our natural gas midstream segment and the percentage change for the periods indicated:

	Six Months Ended June 30,		% Change
	2007	2006
	(in thousands)
Financial Highlights
Revenues
Residue gas	$129,064	$136,688	(6)%
Natural gas liquids	73,150	62,228	18%
Condensate	6,073	4,842	25%
Gathering and transportation fees	1,438	773	86%

Total natural gas midstream revenues	209,725	204,531	3%
Producer services	1,725	870	98%

Total revenues	211,450	205,401	3%

Expenses
Cost of midstream gas purchased	174,808	174,343	0%
Operating	6,342	5,351	19%
Taxes other than income	856	725	18%
General and administrative	6,043	5,705	6%
Depreciation and amortization	9,145	8,138	12%

Total operating expenses	197,194	194,262	2%

Operating income	$14,256	$11,139	28%

Operating Statistics
System throughput volumes (MMcf)	32,919	28,648	15%
Gross processing margin	$34,917	$30,188	16%

Revenues. Natural gas midstream revenues increased to $209.7 million for the six months ended June 30, 2007 from $204.5 million for the same period in 2006, or 3%, due to a more favorable pricing environment, combined with increased system throughput volumes. Revenues included residue gas sold from processing plants after NGLs were removed, NGLs sold after being removed from system throughput volumes received, condensate collected and sold, gathering and other fees primarily from natural gas volumes connected to our gas processing plants and the purchase and resale of natural gas not connected to our gathering systems and processing plants.

Expenses. Operating costs and expenses primarily consisted of the cost of midstream gas purchased and also included operating expenses, taxes other than income, general and administrative expenses and depreciation and amortization.

Cost of midstream gas purchased consisted of amounts payable to third-party producers for natural gas purchased under percentage of proceeds and keep-whole contracts. Cost of midstream gas purchased increased slightly primarily due to an increase in system throughput volumes. This increase in system throughput volumes was partially offset by a $4.6 million non-cash charge recorded to reserves in the six months ended June 30, 2006 for amounts related to balances assumed as part of the acquisition of our natural gas midstream business in 2005.

The gross processing margin for our natural gas midstream operations increased 16%, from $30.2 million in the six months ended June 30, 2006 to $34.9 million in the six months ended June 30, 2007. This increase was due primarily to a more favorable pricing environment in the six months ended 2007 compared to the same period in

2006. System throughput volumes at our gas processing plants and gathering systems increased to 182 MMcfd for the six months ended June 30, 2007 from 158 in the same period in 2006, an increase of 24 MMcfd, or 15%, primarily due to pipeline acquisitions, successful drilling of local producers and expansion of our current facilities. Our natural gas midstream business generates revenues primarily from gas purchase and processing contracts with natural gas producers and from fees charged for gathering natural gas volumes and providing other related services. During the six months ended June 30, 2007, the natural gas midstream business generated a majority of its gross margin from contractual arrangements under which its margin is exposed to increases and decreases in the price of natural gas and NGLs. As part of our risk management strategy, we use derivative financial instruments to economically hedge NGLs sold and natural gas purchased.

The following table shows a summary of the effects of derivative activities on natural gas midstream processing margin:

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Gross processing margin, as reported	$34,917	$30,188
Derivatives (gains) losses included in gross processing margin	2,128	450

Gross processing margin before impact of derivatives	37,045	30,638
Cash settlements on derivatives	(4,261)	(8,061)

Gross processing margin, adjusted for derivatives	$32,784	$22,577

Depreciation and amortization expenses increased primarily due to increased expenses associated with the pipeline obtained as part of a June 2006 acquisition.

Other

Interest Expense. Interest expense decreased by $1.3 million from $8.5 million for the six months ended June 30, 2006 to $7.2 million for the same period in 2007, or 15%. Interest expense decreased by $0.8 million from $4.4 million for the three months ended June 30, 2006 to $3.6 for the same period in 2007, or 18%. The decreases in both periods were primarily due to us making a $114.6 million principal payment on our revolving credit facility in December 2006.

Derivatives. Derivative losses decreased to $7.6 million for the three months ended June 30, 2007 from $11.9 million for the same period in 2006, or 36%. Derivative losses decreased to $10.2 million for the six months ended June 30, 2007 from $18.1 million for the same period in 2006, or 44%. The decreases in both periods were primarily due to mark-to-market adjustments.

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

Derivative Activities

We historically have entered into derivative financial instruments that would qualify for hedge accounting under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. Hedge accounting affects the timing of revenue recognition and cost of midstream gas purchased in our condensed consolidated statements of income, as a majority of the gain or loss from a contract qualifying as a cash flow hedge is deferred until the related hedged transaction settles. Because during the first quarter of 2006 our natural gas derivatives and a large portion of our NGL derivatives no longer qualified for hedge accounting and to increase clarity in our condensed consolidated financial statements, we elected to discontinue hedge accounting prospectively for our remaining and future commodity derivatives beginning May 1, 2006. Consequently, from that date forward, we began recognizing mark-to-market gains and losses in earnings currently, rather than deferring such amounts in accumulated other comprehensive income (partners’ capital). Because we no longer use hedge accounting for our commodity derivatives, we could experience significant changes in the estimate of derivative gain or loss recognized in revenues and cost of midstream gas purchased due to swings in the value of these contracts. These fluctuations could be significant in a volatile pricing environment.

The net mark-to-market loss on our outstanding derivatives at April 30, 2006, which was included in accumulated other comprehensive income (“AOCI”), will be reported in earnings through 2008 as the original hedged transactions settle. In the natural gas midstream segment, we expect to recognize hedging losses of $2.5 million for the remainder of 2007 and $5.5 million for 2008 for amounts currently included in AOCI. This change in reporting will have no impact on our reported cash flows, although future results of operations will be affected by the potential volatility of mark-to-market gains and losses which fluctuate with changes in NGL, oil and gas prices.

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

Environmental Matters

The operations of our coal lessees and our natural gas midstream segment are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. The terms of our coal property leases impose liability for all environmental and reclamation liabilities arising under those laws and regulations on the relevant lessees. The lessees are bonded and have indemnified us against any and all future environmental liabilities. We regularly visit coal properties under lease to monitor lessee compliance with environmental laws and regulations and to review mining activities. Our management believes that the operations of our coal lessees and our natural gas midstream segment comply with existing regulations and does not expect any material impact on our financial condition or results of operations.

As of June 30, 2007, our environmental liabilities included $1.5 million, which represents our best estimate of our liabilities as of that date related to our coal and natural gas midstream businesses. We have reclamation bonding requirements with respect to certain unleased and inactive properties. Given the uncertainty of when a reclamation area will meet regulatory standards, a change in this estimate could occur in the future.

To dispose of mining overburden generated by their surface mining activities, our lessees need to obtain government approvals, including Federal Clean Water Act (“CWA”) Section 404 permits to construct valley fills and sediment control ponds. Two CWA Section 404 permits issued to Alex Energy, Inc. (“Alex Energy”), one of our surface coal mine lessees in West Virginia, were recently challenged in a lawsuit, Ohio Valley Environmental Coalition (“OVEC”) v. United States Army Corps of Engineers. On March 23, 2007, the U.S. District Court for the Southern District of West Virginia rescinded and remanded the permit authorizing several valley fills and sediment ponds that may be constructed at the Republic No. 2 Mine and enjoined Alex Energy from taking any further actions under this permit. The district court has yet to rule on whether the other CWA Section 404 permit for the construction of valley fills and associated sediment ponds at the Republic No. 1 Mine was also invalidly issued. Although portions of the Republic No. 2 Mine continue to operate based on a subsequent order allowing the mine to fully utilize and complete some of its partially constructed valley fills, the construction of new valley fills at other portions of the Republic No. 2 Mine is enjoined pending a final outcome of this litigation. On June 13, 2007, the district court also issued a declaratory judgment indicating that the mining companies subject to the OVEC decision may also be required to obtain new, separate CWA Section 402 permit authorizations for the stream segments located between the toes of their valley fills and their respective sediment pond embankments.

The district court’s March 23, 2007 decision is currently on appeal to the U.S. Court of Appeals for the Fourth Circuit. While we are still reviewing the district court’s ruling, our lessees may not be able to obtain or may experience delays in securing additional CWA Section 404 permits for surface mining operations. Unless the OVEC decision is overturned or further limited in subsequent proceedings, the ruling and its collateral consequences could ultimately have an adverse effect on our coal royalty revenues.

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

Forward-Looking Statements

Certain statements contained herein that are not descriptions of historical facts are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Because such statements include risks, uncertainties and contingencies, actual results may differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties and contingencies include, but are not limited to, the following:

•	our ability to generate sufficient cash from our natural gas midstream and coal businesses to pay the minimum quarterly distribution to our general partner and our unitholders;

•	energy prices generally and specifically, the price of natural gas, NGLs and coal;

•	the relationship between natural gas and NGL prices;

•	the price of coal and its comparison to the price of natural gas;

•	the volatility of commodity prices for coal, natural gas and NGLs;

•	the projected demand for coal, natural gas and NGLs;

•	the projected supply of coal, natural gas and NGLs;

•	our ability to successfully manage our relatively new natural gas midstream business;

•	our ability to acquire new coal reserves or natural gas midstream assets on satisfactory terms;

•	the price for which we can acquire coal reserves;

•	our ability to continually find and contract for new sources of natural gas supply;

•	our ability to retain existing or acquire new natural gas midstream customers;

•	our ability to lease new and existing coal reserves;

•	the ability of our lessees to produce sufficient quantities of coal on an economic basis from our reserves;

•	the ability of our lessees to obtain favorable contracts for coal produced from our reserves;

•	competition among producers in the coal industry generally and among natural gas midstream companies;

•	our exposure to the credit risk of our coal lessees and natural gas midstream customers;

•	the extent to which the amount and quality of our actual production differ from our estimated recoverable proved coal reserves;

•	hazards or operating risks incidental to natural gas midstream operations;

•	unanticipated geological problems;

•	the dependence of our natural gas midstream business on having connections to third party pipelines;

•	the availability of production equipment and materials;

•	the occurrence of unusual weather or operating conditions including force majeure events;

•	the failure of our infrastructure and our lessees’ mining equipment or processes to operate in accordance with specifications or expectations;

•	delays in anticipated start-up dates of our lessees’ mining operations and related coal infrastructure projects;

•	environmental risks affecting the mining of coal reserves or the production, gathering and processing of natural gas;

•	the timing of receipt of necessary governmental permits by us or our lessees;

•	the risks associated with having or not having price risk management programs;

•	labor relations and costs;

•	accidents;

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

•

the experience and financial condition of our coal lessees and natural gas midstream customers, including their ability to satisfy their royalty, environmental, reclamation and other obligations to us and others;

•	our ability to expand our natural gas midstream business by constructing new gathering systems, pipelines and processing facilities on an economic basis and in a timely manner;

•	coal handling joint venture operations;

•	changes in financial market conditions; and

•	other risks set forth in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2006.

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

We are also indirectly exposed to the credit risk of our customers and lessees. If our customers or lessees become financially insolvent, they may not be able to continue to operate or meet their payment obligations.

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

For the six months ended June 30, 2007, we reported a net $10.2 million derivative loss for mark-to-market adjustments. Because during the first quarter of 2006 our natural gas derivatives and a large portion of our NGL derivatives no longer qualified for hedge accounting and to increase clarity in our condensed consolidated financial statements, we elected to discontinue hedge accounting prospectively for our remaining and future commodity derivatives beginning May 1, 2006. Consequently, from that date forward, we began recognizing mark-to-market gains and losses in earnings currently, rather than deferring such amounts in accumulated other comprehensive income (partners’ capital). The net mark-to-market loss on our outstanding derivatives at April 30, 2006, which was included in accumulated other comprehensive income, will be reported in future earnings through 2008 as the original hedged transactions settle. We expect to recognize hedging losses of $2.5 million for the remainder of 2007 and $5.5 million for 2008 related to such settlements. The discontinuation of hedge accounting will have no impact on our reported cash flows, although future results of operations will be affected by the potential volatility of mark-to-market gains and losses which fluctuate with changes in NGL, oil and gas prices. See the discussion and tables in Note 4 in the Notes to Condensed Consolidated Financial Statements for a description of our derivative program.

The following table lists our open mark-to-market derivative agreements and their fair values as of June 30, 2007:

	Average Volume Per Day		Weighted Average Price		Weighted Average Collars		Estimated Fair Value
					Put	Call
Ethane Swaps	(in gallons	)	(per gallon	)			(in thousands)
Third Quarter 2007 through Fourth Quarter 2007	34,440		$0.5050				$(1,421)
First Quarter 2008 through Fourth Quarter 2008	34,440		$0.4700				(2,344)

Propane Swaps	(in gallons	)	(per gallon	)
Third Quarter 2007 through Fourth Quarter 2007	26,040		$0.7550				(1,952)
First Quarter 2008 through Fourth Quarter 2008	26,040		$0.7175				(3,820)

Crude Oil Swaps	(in barrels	)	(per barrel	)
Third Quarter 2007 through Fourth Quarter 2007	560		$50.80				(2,071)
First Quarter 2008 through Fourth Quarter 2008	560		$49.27				(4,473)

Natural Gas Swaps	(in MMbtu	)	(per MMbtu	)
Third Quarter 2007 through Fourth Quarter 2008	4,000		$6.97				2,258

Natural Gasoline Swap/Crude Oil Swap	(in gallons / in barrels	)	(per gallon /per barrel	)
Third Quarter 2007 through Fourth Quarter 2007	23,520 /560		$1.265 / 57.12				(294)

Ethane Collar	(in gallons	)			(per gallon)
Third Quarter 2007 through Fourth Quarter 2007	5,000				$0.6100	$0.7125	(52)

Propane Collar	(in gallons	)			(per gallon)
Third Quarter 2007 through Fourth Quarter 2007	9,000				$1.0300	$1.1640	(72)

Natural Gasoline Collar	(in gallons	)			(per gallon)
Third Quarter 2007 through Fourth Quarter 2008	6,300				$1.4800	$1.6465	(380)

Crude Oil Collar	(in barrels	)			(per barrel)
First Quarter 2008 through Fourth Quarter 2008	400				$65.00	$75.25	(226)

Frac Spread	(in MMbtu	)	(per MMbtu	)
Third Quarter 2007 through Fourth Quarter 2007	7,128		$4.299				(2,196)
Settlements to be paid in subsequent period							(1,026)

Natural gas midstream segment commodity derivatives—net liability							$(18,069)

Interest Rate Risk

As of June 30, 2007, we had $205.2 million of outstanding indebtedness under the Revolver, which carries a variable interest rate throughout its term. We entered into the Revolver Swaps in September 2005 to effectively convert the interest rate on $60 million of the amount outstanding under the Revolver from a LIBOR-based floating rate to a weighted average fixed rate of 4.22% plus the applicable margin. The Revolver Swaps are accounted for as cash flow hedges in accordance with SFAS No. 133. A 1% increase in short-term interest rates on the floating rate debt outstanding under the Revolver (net of amounts fixed through hedging transactions) at June 30, 2007 would cost us approximately $1.5 million in additional interest expense.

Item 4	Controls and Procedures

(a) Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we performed an evaluation of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2007. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2007, such disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

No changes were made in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In July 2007, we migrated our financial accounting and reporting system to a new enterprise resource planning (“ERP”) system. In connection with the implementation of our ERP system, we could experience control and implementation issues impacting our financial reporting. In the event that the preceding occurs, we may implement additional manual procedures to address these financial reporting issues. We will continue to monitor and test the new system as part of our evaluation of our internal control over financial reporting for 2007.

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

PENN VIRGINIA RESOURCE PARTNERS, L.P.

	By:	PENN VIRGINIA RESOURCE GP, LLC

Date: August 2, 2007	By:	/s/ Frank A. Pici
Frank A. Pici
Vice President and Chief Financial Officer

Date: August 2, 2007	By:	/s/ Forrest W. McNair
Forrest W. McNair
Vice President and Controller