Form 10-Q
period 2011-06-30
PENN VIRGINIA RESOURCE PARTNERS L P
filed 2011-07-29
CIK 1144945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

As of July 15, 2011, 70,974,162 common units representing limited partner interests were outstanding.

PENN VIRGINIA RESOURCE PARTNERS, L.P.

PART I. FINANCIAL INFORMATION

Item 1	Financial Statements

PENN VIRGINIA RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME – unaudited

(in thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Natural gas midstream	$256,907	$146,546	$463,188	$317,155
Coal royalties	44,578	34,879	83,569	63,105
Other	8,837	8,007	17,092	15,650

Total revenues	310,322	189,432	563,849	395,910

Expenses
Cost of gas purchased	219,278	121,659	389,533	263,454
Operating	14,242	10,261	27,315	20,569
General and administrative	11,975	15,539	22,945	25,338
Depreciation, depletion and amortization	21,650	18,263	42,894	36,081

Total expenses	267,145	165,722	482,687	345,442

Operating income	43,177	23,710	81,162	50,468
Other income (expense)
Interest expense	(12,428)	(8,894)	(23,278)	(14,729)
Derivatives	4,782	7,074	(14,979)	(494)
Other	127	216	264	543

Net income	$35,658	$22,106	$43,169	$35,788
Net loss (income) attributable to noncontrolling interests, pre-merger (Note 1)	—	(10,550)	664	(15,807)

Net income attributable to Penn Virginia Resource Partners, L.P.	$35,658	$11,556	$43,833	$19,981

Basic net income per limited partner unit	$0.50	$0.30	$0.74	$0.52
Diluted net income per limited partner unit	$0.50	$0.30	$0.74	$0.52
Weighted average number of units outstanding, basic and diluted	71,176	38,293	58,864	38,293

The accompanying notes are an integral part of these Consolidated Financial Statements.

PENN VIRGINIA RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – unaudited

(in thousands)

	June 30, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$10,602	$15,964
Accounts receivable, net of allowance for doubtful accounts	113,782	97,787
Other current assets	6,027	5,900

Total current assets	130,411	119,651

Property, plant and equipment	1,486,091	1,295,227
Accumulated depreciation, depletion and amortization	(363,768)	(324,181)

Net property, plant and equipment	1,122,323	971,046

Equity investments	82,510	84,327
Intangible assets, net	73,808	76,950
Other long-term assets	46,491	52,231

Total assets	$1,455,543	$1,304,205

Liabilities and Partners’ Capital
Current liabilities
Accounts payable and accrued liabilities	$110,055	$103,845
Deferred income	3,703	4,360
Derivative liabilities	20,756	19,516

Total current liabilities	134,514	127,721

Deferred income	10,674	7,874
Other liabilities	16,710	20,853
Derivative liabilities	5,743	5,107
Senior notes	300,000	300,000
Revolving credit facility	580,000	408,000
Partners’ capital
Common unitholders	407,169	213,646
Accumulated other comprehensive income	733	159

	407,902	213,805
Non-controlling interests, pre-merger (Note 1)	—	220,845

Total partners’ capital	407,902	434,650

Total liabilities and partners’ capital	$1,455,543	$1,304,205

The accompanying notes are an integral part of these Consolidated Financial Statements.

PENN VIRGINIA RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – unaudited

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cash flows from operating activities
Net income	$35,658	$22,106	$43,169	$35,788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	21,650	18,263	42,894	36,081
Commodity derivative contracts:
Total derivative losses (gains)	(4,782)	(6,566)	14,979	1,584
Cash payments to settle derivatives	(7,920)	(2,412)	(12,778)	(4,058)
Non-cash interest expense	2,655	1,367	3,695	2,610
Non-cash unit-based compensation	1,018	4,952	1,839	5,887
Equity earnings, net of distributions received	(1,343)	1,947	1,817	2,390
Other	(635)	(312)	(782)	(614)
Changes in operating assets and liabilities
Accounts receivable	(14,168)	1,426	(15,963)	10,930
Accounts payable and accrued liabilities	6,569	4,856	14,990	25
Deferred income	272	767	125	728
Other assets and liabilities	(1,431)	(4,524)	(1,634)	(959)

Net cash provided by operating activities	37,543	41,870	92,351	90,392

Cash flows from investing activities
Acquisitions	(26,824)	(17,835)	(122,040)	(17,864)
Additions to property, plant and equipment	(37,345)	(16,776)	(74,796)	(24,733)
Other	1,204	398	2,211	670

Net cash used in investing activities	(62,965)	(34,213)	(194,625)	(41,927)

Cash flows from financing activities
Distributions to partners	(34,176)	(30,631)	(64,809)	(60,784)
Proceeds from issuance of senior notes	—	300,000	—	300,000
Proceeds from borrowings	72,000	56,000	192,000	66,000
Repayments of borrowings	(7,000)	(327,610)	(20,000)	(339,610)
Purchase of PVR limited partner units	—	(1,092)	—	(1,092)
Cash paid for debt issuance costs	(3,675)	(8,747)	(3,675)	(8,747)
Cash paid for merger	(5,600)	—	(6,604)	—

Net cash provided by (used in) financing activities	21,549	(12,080)	96,912	(44,233)

Net increase (decrease) in cash and cash equivalents	(3,873)	(4,423)	(5,362)	4,232
Cash and cash equivalents – beginning of period	14,475	27,969	15,964	19,314

Cash and cash equivalents – end of period	$10,602	$23,546	$10,602	$23,546

Supplemental disclosure:
Cash paid for interest	$17,851	$4,967	$23,467	$11,396
Noncash investing activities:
Other liabilities related to acquisitions	$24	$—	$2,084	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

PENN VIRGINIA RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME – unaudited

(in thousands)

	Common Units (1)		Accumulated Other Comprehensive Income	Noncontrolling interests of PVR (2)	Total	Comprehensive Income
Balance at December 31, 2010	38,293	$213,646	$159	$220,845	$434,650
Unit-based compensation	16	$5,792			$5,792
Costs associated with merger		$(11,224)			$(11,224)
Units issued to acquire non-controlling interests	32,665	$204,537	$250	$(204,787)	$—
Distributions paid		$(49,415)		$(15,394)	$(64,809)
Net income (loss)		$43,833		$(664)	$43,169	$43,169
Other comprehensive income			$324		$324	$324

Balance at June 30, 2011	70,974	$407,169	$733	$—	$407,902	$43,493

	Common Units (1)		Accumulated Other Comprehensive Income (Loss)	Noncontrolling interests of PVR	Total	Comprehensive Income
Balance at December 31, 2009	38,293	$250,240	$(544)	$235,907	$485,603
Unit-based compensation		$—		$5,888	$5,888
Loss on issuance of subsidiary units		$(1,508)		$1,508	$—
Purchase of subsidiary units		$(11,665)		$10,573	$(1,092)
Distributions paid		$(30,087)		$(30,697)	$(60,784)
Net income		$19,981		$15,807	$35,788	$35,788
Other comprehensive income			$425	$665	$1,090	$1,090

Balance at June 30, 2010	38,293	$226,961	$(119)	$239,651	$466,493	$36,878

(1)	The outstanding common units have been adjusted to reflect the effect of the Merger; see Note 1, Organization, and Note 2, Basis of Presentation. PVG unitholders received consideration of 0.98 of a PVR common unit for each PVG common unit.
(2)	Effective with the Merger, see Note 1, Organization, and Note 2, Basis of Presentation, noncontrolling interests no longer exist and have become part of common units.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PENN VIRGINIA RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – unaudited

June 30, 2011

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

Our coal and natural resource management segment primarily involves the management and leasing of coal properties and the subsequent collection of royalties. Our coal reserves are located in Indiana, Kentucky, Virginia, West Virginia, Illinois, New Mexico and Tennessee. We also earn revenues from other land management activities, such as selling standing timber, leasing fee-based coal-related infrastructure facilities to certain lessees and end-user industrial plants, collecting oil and gas royalties and from coal transportation, or wheelage, fees.

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

On September 21, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among PVR, Penn Virginia Resource GP, LLC (“PVR GP”), Penn Virginia GP Holdings, L.P. (“PVG”), PVG GP LLC (“PVG GP”) and PVR Radnor, LLC (“Merger Sub”), a wholly owned subsidiary of PVR. The Merger Agreement received final approval by PVR unitholders on February 16, 2011 and PVG unitholders on March 9, 2011. Pursuant to the Merger Agreement, PVG and PVG GP were merged into Merger Sub, with Merger Sub as the surviving entity (the “Merger”). Merger Sub was subsequently merged into PVR GP, with PVR GP being the surviving entity as a subsidiary of PVR. In the transaction, PVG unitholders received consideration of 0.98 PVR common units for each PVG common unit, representing aggregate consideration of approximately 38.3 million PVR common units. Pursuant to the Merger Agreement and the Fourth Amended and Restated Agreement of Limited Partnership of PVR, the incentive distribution rights held by PVR’s general partner were extinguished, the 2.0% general partner interest in PVR held by PVR’s general partner was converted into a noneconomic management interest and approximately 19.6 million PVR common units owned by PVG were cancelled. The Merger closed on March 10, 2011. After the effective date of the Merger and related transactions, the separate existence of each of PVG, PVG GP and Merger Sub ceased, and PVR GP survives as a wholly-owned subsidiary of PVR.

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

After the Merger, the board of directors of PVR’s general partner, PVR GP, consisted of nine members, six of whom were existing members of the PVR GP board of directors before the Merger and three of whom were the three existing members of the conflicts committee of the board of directors of PVG GP prior to the Merger. On June 22, 2011, PVR held its annual unitholder meeting and all nine directors were reelected to serve on the PVR GP board until PVR’s 2012 annual unit holder meeting.

During the six months ended June 30, 2011 and for the year ended December 31, 2010, we incurred $6.6 million and $4.6 million of direct costs associated with the Merger. The aggregate costs of $11.2 million were charged to partners’ capital upon the effective date of the Merger in 2011. At December 31, 2010, the $4.6 million of costs incurred at that time were included in other long-term assets on the consolidated balance sheet, and were transferred to partners’ capital upon the effective date of the merger. Cumulative costs incurred and paid during the three and six months ended June 30, 2011 are reported under the caption “Cash paid for merger” in the financing activities section of the consolidated statement of cash flows. No merger costs were incurred in the three or six months ended June 30, 2010.

The following diagrams depict the ownership structure of PVR and PVG before and after the Merger:

Ownership Structure Before Merger

Ownership Structure Following the Merger on March 10, 2011

2.	Basis of Presentation

These financial statements were originally the financial statements of PVG prior to the effective date of the Merger. The Merger was accounted for in accordance with consolidation accounting standards for changes in a parent’s ownership interest in a subsidiary. Under these accounting standards, the exchange of PVG common units for PVR common units was accounted for as a PVG equity issuance and PVG was the surviving entity for accounting purposes. Although PVG was the surviving entity for accounting purposes, PVR is the surviving entity for legal and reporting purposes; consequently, the name on these financial statements was changed from “Penn Virginia GP Holdings, L.P.” to “Penn Virginia Resource Partners, L.P.”

The reconciliation of PVR’s net income, as historically reported, to the net income reported in these financial statements is as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2010	2010
Net income, as previously reported	$23,260	$37,911
Adjustments:
General and administrative expense (a)	(1,166)	(2,154)
Interest income	12	31

Net income	$22,106	$35,788

(a)	PVG incurred general and administrative expenses primarily related to audit fees, board of director fees, insurance and SEC filing expenses.

Pursuant to the Merger, PVG’s unitholders received 0.98 of a PVR common unit for each PVG common unit they owned, or approximately 38.3 million of PVR common units in the aggregate, in exchange for all outstanding PVG common units. Also pursuant to the Merger, approximately 19.6 million PVR common units that were held by PVG were cancelled. As a result, PVR’s common units outstanding increased from 52.3 million to 71.0 million. However, for historical reporting purposes, the impact of this change was accounted for as a reverse unit split of 0.98 to 1.0. Therefore, since PVG was the surviving entity for accounting purposes, the weighted average common units outstanding used for basic and diluted earnings per unit calculations are PVG’s historical weighted average common units outstanding adjusted for the retrospective application of the reverse unit split. Amounts reflecting historical PVG common unit and per common unit amounts included in this report have been restated for the reverse unit split.

Our Consolidated Financial Statements include the accounts of PVR and all of our wholly owned subsidiaries. Investments in non-controlled entities over which we exercise significant influence are accounted for using the equity method. Intercompany balances and transactions have been eliminated in consolidation. Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These statements involve the use of estimates and judgments where appropriate. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of our Consolidated Financial Statements have been included. Our Consolidated Financial Statements should be read in conjunction with our consolidated financial statements and footnotes included in PVR’s and PVG’s Annual Reports on Form 10-K for the year ended December 31, 2010. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Management has evaluated all activities of PVR through the date upon which our Consolidated Financial Statements were issued and concluded that no subsequent events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in these Notes.

All dollar and unit amounts presented in the tables to these Notes are in thousands unless otherwise indicated.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) aimed at increasing the prominence of other comprehensive income in the financial statements by requiring comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income. This amendment does not change items that are reported in other comprehensive income or requirements to report reclassification of items from other comprehensive income to net income. This ASU eliminates the option to report other comprehensive income and its components in the statement of changes in partners’ capital. We will be required to adopt the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2011. Management is considering which presentation would be more beneficial to the readers of our financials and will adopt this ASU for interim periods beginning in 2012.

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

The following pro forma financial information reflects the consolidated results of our operations as if the Middle Fork acquisition had occurred on January 1, 2010. The pro forma information includes adjustments for royalty revenues, operating expenses, general and administrative expenses, depreciation and depletion of the acquired property and equipment, interest expense for acquisition debt and the change in weighted average common units resulting from the Merger. The pro forma financial information is not necessarily indicative of the results of operations as it would have been had these transactions been effected on the assumed date (in thousands, except per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$310,322	$192,170	$564,702	$401,008
Net income attributable to PVR	$35,658	$12,087	$43,996	$20,953
Net income per limited partner unit, basic and diluted	$0.50	$0.32	$0.74	$0.55

During the year, we have made other acquisitions that individually and in the aggregate are not material for disclosure purposes. The aggregate cost of all other acquisitions was $26.8 million.

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

Our financial instruments that are subject to fair value disclosure consist of cash and cash equivalents, accounts receivable, accounts payable, derivatives and long-term debt. At June 30, 2011, the carrying values of all of these financial instruments, except the long-term debt with fixed interest rates, approximated fair value. The fair value of floating-rate debt approximates the carrying amount because the interest rates paid are based on short-term maturities. The fair value of our fixed-rate long-term debt is estimated based on the published market prices for the same or similar issues (a Level 1 category fair value measurement). As of June 30, 2011, the fair value of our fixed-rate debt was $310.5 million.

Nonrecurring Fair Value Measurements

We completed the Middle Fork acquisition on January 25, 2011. See Note 3, “Acquisitions,” for a description of this acquisition. In connection with our accounting for this acquisition, it was necessary for us to estimate the values of the assets acquired and liabilities assumed, which involved the use of various assumptions. The most significant assumptions, and the ones requiring the most judgment, involved the estimated fair values of coal minerals and oil and gas royalties along with the related pricing and production activities. The coal minerals acquisition included nonfinancial assets and liabilities that were measured at fair value as of the acquisition date. The total purchase price allocation was $95.7 million.

During the year, we have made other acquisitions that individually and in the aggregate are not material. The aggregate cost of all other acquisitions was a net $26.8 million.

The following table summarizes the fair value estimates for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis by category as of the acquisition date:

Description	Fair Value Measurements at Acquisition Date	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Middle Fork assets(1)	$97,776	$—	$—	$97,776
Middle Fork liabilities(1)	(2,060)	—	—	(2,060)
Other acquisitions, net(2)	26,824	—	—	26,824

Total	$122,540	$—	$—	$122,540

(1)	The Middle Fork assets and liabilities were acquired on January 25, 2011.
(2)	Other acquisitions were completed in June 2011.

Recurring Fair Value Measurements

Certain assets and liabilities, including our derivatives, are measured at fair value on a recurring basis in our Consolidated Balance Sheet. The following tables summarize the valuation of these assets and liabilities for the periods presented:

		Fair Value Measurements at June 30, 2011, Using
Description	Fair Value Measurements at June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liabilities - current	$(4,684)	$—	$(4,684)	$—
Interest rate swap liabilities - noncurrent	(697)	—	(697)	—
Commodity derivative liabilities - current	(16,072)	—	(16,072)	—
Commodity derivative liabilities - noncurrent	(5,046)	—	(5,046)	—

Total	$(26,499)	$—	$(26,499)	$—

		Fair Value Measurements at December 31, 2010, Using
Description	Fair Value Measurements at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liabilities - current	$(7,647)	$—	$(7,647)	$—
Interest rate swap liabilities - noncurrent	(1,037)	—	(1,037)	—
Commodity derivative liabilities - current	(11,869)	—	(11,869)	—
Commodity derivative liabilities - noncurrent	(4,070)	—	(4,070)	—

Total	$(24,623)	$—	$(24,623)	$—

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

Natural Gas Midstream Segment Commodity Derivatives

We determine the fair values of our derivative agreements using third-party quoted forward prices for the respective commodities as of the end of the reporting period and discount rates adjusted for the credit risk of our counterparties if the derivative is in an asset position and our own credit risk if the derivative is in a liability position. The following table sets forth our commodity derivative positions as of June 30, 2011:

	Average Volume				Weighted Average Price		Fair Value at June 30, 2011
	Per Day		Swap Price		Put	Call
NGL - natural gasoline collar	(gallons	)			(per gallon)
Third quarter 2011 through fourth quarter 2011	95,000				$1.57	$1.94	$(7,817)
Crude oil collar	(barrels	)			(per barrel)
Third quarter 2011 through fourth quarter 2011	400				$75.00	$98.50	(279)
Natural gas purchase swap	(MMBtu	)	(MMBtu	)
Third quarter 2011 through fourth quarter 2011	6,500		$5.80				(1,572)
NGL - natural gasoline collar	(gallons	)			(per gallon)
First quarter 2012 through fourth quarter 2012	54,000				$1.75	$2.02	(7,267)
Crude oil swap	(barrels	)	(per barrel	)
First quarter 2012 through fourth quarter 2012	600		$88.62				(2,439)
Natural gas purchase swap	(MMBtu	)	(MMBtu	)
First quarter 2012 through fourth quarter 2012	4,000		$5.195				(514)
Settlements to be paid in subsequent period							(1,230)

Interest Rate Swaps

We have entered into the Interest Rate Swaps to establish fixed interest rates on a portion of the outstanding borrowings under the Revolver. The following table sets forth the positions of the Interest Rate Swaps for the periods presented:

	Notional Amounts	Swap Interest Rates (1)		Fair Value at
Term	(in millions)	Pay	Receive	June 30, 2011
July 2010 - December 2011	$250.0	3.37%	LIBOR	$(3,860)
January 2011 - December 2012	$100.0	2.09%	LIBOR	$(1,521)

(1)	References to LIBOR represent the 3-month rate.

For the Interest Rate Swaps, we reported a (i) net derivative liability of $5.4 million at June 30, 2011 and (ii) gain in accumulated other comprehensive income (“AOCI”) of $0.7 million as of June 30, 2011. In connection with periodic settlements, we reclassified a total of $0.3 million of net hedging losses on the Interest Rate Swaps from AOCI to the derivatives line on the Consolidated Statements of Income during the six months ended June 30, 2011. See the following “Financial Statement Impact of Derivatives” section for the impact of the Interest Rate Swaps on our Consolidated Financial Statements.

Financial Statement Impact of Derivatives

The following table summarizes the effects of our derivative activities, as well as the location of losses on our Consolidated Statements of Income for the periods presented:

	Location of derivatives recognized	Three Months Ended June 30,		Six Months Ended June 30,
	in income statement	2011	2010	2011	2010
Derivatives not designated as hedging instruments:
Interest rate contracts (1)	Interest expense	$—	$(508)	$—	$(1,090)
Interest rate contracts	Derivatives	(516)	(2,041)	(898)	(5,171)
Commodity contracts	Derivatives	5,298	9,115	(14,081)	4,677

Total increase (decrease) in net income resulting from derivatives		$4,782	$6,566	$(14,979)	$(1,584)

Realized and unrealized derivative impact:
Cash paid for commodity and interest rate contract settlements	Derivatives	$(7,920)	$(2,412)	$(12,778)	$(4,058)
Unrealized derivative gains (losses) (2)		12,702	8,978	(2,201)	2,474

Total increase (decrease) in net income resulting from derivatives		$4,782	$6,566	$(14,979)	$(1,584)

(1)	This activity represents Interest Rate Swap amounts reclassified out of AOCI and into earnings.
(2)	This activity represents unrealized losses in the interest expense and derivatives caption on our Consolidated Statements of Income.

The following table summarizes the fair value of our derivative instruments, as well as the locations of these instruments, on our Consolidated Balance Sheets for the periods presented:

	Balance Sheet Location	Fair Values as of June 30, 2011		Fair Values as of December 31, 2010
		Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives not designated as hedging instruments:
Interest rate contracts	Derivative assets/liabilities - current	$—	$4,684	$—	$7,647
Interest rate contracts	Derivative assets/liabilities - noncurrent	—	697	—	1,037
Commodity contracts	Derivative assets/liabilities - current	—	16,072	—	11,869
Commodity contracts	Derivative assets/liabilities - noncurrent	—	5,046	—	4,070

Total derivatives not designated as hedging instruments		$—	$26,499	$—	$24,623

Total fair value of derivative instruments		$—	$26,499	$—	$24,623

As of June 30, 2011, we were not party to derivative instruments that were classified as fair value hedges or trading securities. In addition, as of June 30, 2011, we were not party to derivative instruments containing credit risk contingencies.

6.	Equity Investments

In accordance with the equity method of accounting, we recognized earnings of $3.2 million and $4.4 million for the six months ended June 30, 2011 and 2010, with a corresponding increase in the investment. The joint ventures generally pay quarterly distributions on their cash flow. We received distributions of $5.0 million and $6.7 million for the six months ended June 30, 2011 and 2010. Equity earnings related to equity investments are recorded in other revenues on the Consolidated Statements of Income. The equity investments for all joint ventures are included in the equity investments caption on the Consolidated Balance Sheets.

Summarized financial information of unconsolidated equity investments is as follows for the periods presented:

	June 30,	December 31,
	2011	2010
Current assets	$36,581	$43,367
Noncurrent assets	$208,941	$203,595
Current liabilities	$13,726	$6,890
Noncurrent liabilities	$2,420	$5,147

	Six Months Ended June 30,
	2011	2010
Revenues	$28,934	$35,122
Expenses	$17,106	$17,107
Net income	$11,828	$18,015

7.	Long-term Debt

Revolver

On April 19, 2011, our wholly-owned subsidiary, PVR Finco LLC, entered into the first amendment to the amended and restated secured credit agreement increasing our borrowing capacity under the Revolver from $850.0 million to $1.0 billion and extending the maturity date to April 19, 2016. PVR Finco LLC has an option to increase the commitments under the Revolver by up to an additional $200.0 million, to a total of $1.2 billion, upon receipt of commitments from one or more lenders. The amendment did not change the collateral provisions of the Revolver which is secured by substantially all of our assets, including recent acquisitions. The interest rate under the Revolver fluctuates based on the ratio of our total indebtedness-to-EBITDA. Interest is payable at the base rate plus an applicable margin ranging from 0.75% to 1.75% if we select the base rate indebtedness option under the Revolver or at a rate derived from LIBOR plus an applicable margin ranging from 1.75% to 2.75% if we select the LIBOR-based indebtedness option. We incurred $3.7 million of debt issuance costs related to this amendment. As of June 30, 2011, net of outstanding indebtedness of $580.0 million and letters of credit of $1.6 million, we had remaining borrowing capacity of $418.4 million on the Revolver. The weighted average interest rate on borrowings outstanding under the Revolver during the six months ended June 30, 2011 was approximately 2.8%. We do not have a public rating for the Revolver. As of June 30, 2011, we were in compliance will all our covenants under the Revolver.

8.	Partners’ Capital and Distributions

As of June 30, 2011, partners’ capital consisted of 71.0 million common units. As noted in the Consolidated Statement of Partners’ Capital and Comprehensive Income and described in Note 1, Organization, and Note 2, Basis of Presentation, our outstanding number of units has changed significantly in connection with the Merger.

Net Income per Limited Partner Unit

Basic net income per limited partner unit is computed by dividing net income allocable to limited partners by the weighted average number of limited partner and vested deferred common units outstanding during the period. Diluted net income per limited partner unit is computed by dividing net income allocable to limited partners by the weighted average number of limited partner and vested deferred common units outstanding during the period and, when dilutive, phantom units. For the three and six months ended June 30, 2011 weighted average awards of 88 thousand and 89 thousand phantom units were excluded from the diluted net income per limited partner unit calculation because the inclusion of these phantom units would have had an antidilutive effect. The three and six months ended June 30, 2010 computation of net income per limited partner unit relates to the financial statements of PVG prior to the effective date of the Merger. For the three and six months ended June 30, 2010, PVG did not have any phantom units or other participating securities outstanding, which would affect the computation of net income per limited partner unit.

The following table reconciles the computation of net income to net income allocable to limited partners:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$35,658	$22,106	$43,169	$35,788
Net loss (income) attributable to noncontrolling interests, pre-merger (Note 1)	—	(10,550)	664	(15,807)

Net income attributable to Penn Virginia Resource Partners, L.P.	$35,658	$11,556	$43,833	$19,981
Adjustments:
Distributions to participating securities	(114)	—	(190)	—
Participating securities’ allocable share of net income	(115)	—	(145)	—

Net income allocable to limited partners, basic	$35,429	$11,556	$43,498	$19,981
Participating securities’ allocable share of net income	115	—	145	—
Participating securities’ earnings reallocated to unvested securities	(115)	—	(145)	—

Net income allocable to limited partners, diluted	$35,429	$11,556	$43,498	$19,981

Weighted average limited partner units, basic and diluted	71,176	38,293	58,864	38,293
Net income per limited partner unit, basic	$0.50	$0.30	$0.74	$0.52
Net income per limited partner unit, basic and diluted	$0.50	$0.30	$0.74	$0.52

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

The following table reflects the allocation of total cash distributions paid by us during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
PVG limited partners	$—	$15,239	$15,239	$30,087
PVR limited partners (1)	34,063	15,184	49,411	30,324
PVR phantom units	113	208	159	373

Total cash distribution paid during period	$34,176	$30,631	$64,809	$60,784

(1)	PVR limited partner unit distributions represent distributions paid to public unitholders and not to units owned by PVG prior to the Merger.

On August 12, 2011, we will pay a $0.49 per unit quarterly distribution to unitholders of record on August 8, 2011.

9.	Related-Party Transactions

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Consolidated Statements of Income:
Natural gas midstream revenues	$—	$10,099	$—	$29,002
Other income	$—	$373	$—	$787
Cost of gas purchased	$—	$9,586	$—	$27,780
General and administrative	$—	$594	$—	$1,906

10.	Unit-Based Compensation

The Penn Virginia Resource GP, LLC Sixth Amended and Restated Long-Term Incentive Plan (the “LTIP”) permits the grant of common units, deferred common units, unit options, restricted units and phantom units to employees and directors of our general partner and its affiliates. Common units and deferred common units granted under the LTIP are immediately vested, and we recognize compensation expense related to those grants on the grant date. Restricted units and phantom units granted under the LTIP generally vest over a three-year period, and we recognize compensation expense related to those grants on a straight-line basis over the vesting period. Compensation expense related to these grants is recorded in the general and administrative expenses caption on our Consolidated Statements of Income. During the six months ended June 30, 2011, we granted 261 thousand phantom units at a weighted average grant-date fair value of $27.40, including 152 thousand time-based phantom units and 109 thousand performance-based phantom units.

Time-based phantom units vest over a three-year period, with one-third vesting in each year.

Performance-based phantom units cliff-vest at the end of three year period. The number of units that vest could range from 0% to 200% and depends on the outcome of unit market performance compared to peers and key results of operations metrics. Performance-based phantom units are entitled to forfeitable distribution equivalent rights which accumulate over the term of the units and will be paid in cash to the grantees at the date of vesting. The fair value of each performance-based phantom unit was estimated on the date of grant as $26.65 using a Monte Carlo simulation approach that uses the assumptions noted in the following table. Expected volatilities are based on historical changes in the market value of our common units. We base the risk-free interest rate on the U.S. Treasury rate for the week of the grant having a term equal to the expected life of the phantom units, continuously compounded.

2011
Expected volatility	54.53%
Expected life	2.6 years
Risk-free interest rate	0.83%

Prior to the Merger, the PVG GP, LLC Amended and Restated Long-Term Incentive Plan (“the PVG LTIP”) likewise permitted the granting of PVG common units, deferred common units, unit options, restricted units and phantom units to employees and directors of the general partner and its affiliates. At the time of the Merger, deferred PVG common units held on account of PVG’s directors were automatically converted to deferred PVR common units at the rate of 0.98 deferred PVR common units for each deferred PVG common unit.

In connection with the normal three-year vesting of phantom and restricted units, as well as common unit and deferred common unit awards, we recognized following expense during the periods presented: .

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Restricted units	$—	$829	$—	$1,172
Phantom units	830	4,951	1,360	5,887
Director deferred and common units	188	296	479	577

	$1,018	$6,076	$1,839	$7,636

11.	Commitments and Contingencies

Legal

We are involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, our management believes that these claims will not have a material adverse effect on our financial position, results of operations or cash flows.

Environmental Compliance

As of June 30, 2011 and December 31, 2010, our environmental liabilities were $0.9 million, which represents our best estimate of the liabilities as of those dates. We have reclamation bonding requirements with respect to certain unleased and inactive properties. Given the uncertainty of when a reclamation area will meet regulatory standards, a change in this estimate could occur in the future.

Mine Health and Safety Laws

There are numerous mine health and safety laws and regulations applicable to the coal mining industry. However, since we do not operate any mines and do not employ any coal miners, we are not subject to such laws and regulations. Accordingly, we have not accrued any related liabilities.

Customer Credit Risk

For the six months ended June 30, 2011, four of our natural gas midstream segment customers accounted for $84.4 million, $51.1 million, $50.0 million and $48.2 million, for an aggregate of 41% of our total consolidated revenues. At June 30, 2011, 37% of our consolidated accounts receivable related to these customers.

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

•	The corporate and other caption primarily represents corporate functions.

The following tables present a summary of certain financial information relating to our segments for the periods presented:

	Revenues		Operating income
	Three Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
Coal and natural resource management	$51,545	$40,582	$33,176	$24,781
Natural gas midstream	258,777	148,850	10,001	95
Corporate and other	—	—	—	(1,166)

Totals	$310,322	$189,432	$43,177	$23,710

Interest expense			(12,428)	(8,894)
Derivatives			4,782	7,074
Other			127	216

Net income			$35,658	$22,106

	Additions to property and equipment		Depreciation, depletion & amortization
	Three Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
Coal and natural resource management	$15,108	$18,082	$9,086	$7,379
Natural gas midstream	49,061	16,529	12,564	10,884

Totals	$64,169	$34,611	$21,650	$18,263

	Revenues		Operating income
	Six Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Coal and natural resource management	$96,973	$74,142	$60,654	$45,142
Natural gas midstream	466,876	321,768	20,508	7,480
Corporate and other	—	—	—	(2,154)

Totals	$563,849	$395,910	$81,162	$50,468

Interest expense			(23,278)	(14,729)
Derivatives			(14,979)	(494)
Other			264	543

Net income			$43,169	$35,788

	Additions to property and equipment		Depreciation, depletion & amortization
	Six Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Coal and natural resource management	$110,708	$18,114	$18,406	$14,705
Natural gas midstream	86,128	24,483	24,488	21,376

Totals	$196,836	$42,597	$42,894	$36,081

	Total assets at
	June 30,	December 31,
	2011	2010
Coal and natural resource management	$690,380	$585,559
Natural gas midstream	765,163	711,942
Corporate and other	—	6,704

Totals	$1,455,543	$1,304,205

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

On September 21, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among PVR, Penn Virginia Resource GP, LLC (“PVR GP”), Penn Virginia GP Holdings, L.P. (“PVG”), PVG GP LLC (“PVG GP”) and PVR Radnor, LLC (“Merger Sub”), a wholly owned subsidiary of PVR. The Merger Agreement received final approval by PVR unitholders on February 16, 2011 and PVG unitholders on March 9, 2011. Pursuant to the Merger Agreement, PVG and PVG GP were merged into Merger Sub, with Merger Sub as the surviving entity (the “Merger”). Merger Sub was subsequently merged into PVR GP, with PVR GP being the surviving entity as a subsidiary of PVR. In the transaction, PVG unitholders received consideration of 0.98 PVR common units for each PVG common unit, representing aggregate consideration of approximately 38.3 million PVR common units. Pursuant to the Merger Agreement and the Fourth Amended and Restated Agreement of Limited Partnership of PVR, the incentive distribution rights held by PVR’s general partner were extinguished, the 2.0% general partner interest in PVR held by PVR’s general partner was converted into a noneconomic management interest and approximately 19.6 million PVR common units owned by PVG were cancelled. The Merger closed on March 10, 2011. After the effective date of the Merger and related transactions, the separate existence of each of PVG, PVG GP and Merger Sub ceased, and PVR GP survives as a wholly-owned subsidiary of PVR.

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

After the Merger, the board of directors of PVR’s general partner, PVR GP, consisted of nine members, six of whom were existing members of the PVR GP board of directors before the Merger and three of whom were the three existing members of the conflicts committee of the board of directors of PVG GP prior to the Merger. On June 22, 2011, PVR held its annual meeting and all nine directors were reelected to serve on the PVR GP board until PVR’s 2012 annual unitholder meeting.

During the six months ended June 30, 2011 and for the year ended December 31, 2010, we incurred $6.6 million and $4.6 million of direct costs associated with the Merger. The aggregate costs of $11.2 million were charged to partners’ capital upon the effective date of the Merger in 2011. At December 31, 2010, the $4.6 million of costs incurred at that time were included in other long-term assets on the consolidated balance sheet, and were transferred to partners’ capital upon the effective date of the merger. Cumulative costs incurred and paid during the three and six months ended June 30, 2011 are reported under the caption “Cash paid for merger” in the financing activities section of the consolidated statement of cash flows. No merger costs were incurred in the three or six months ended June 30, 2010.

The following diagrams depict the ownership structure of PVR and PVG before and after the Merger:

Ownership Structure Before Merger

Ownership Structure Following the Merger on March 10, 2011

Key Developments

During the first half of 2011, the following general business developments and corporate actions had an impact, or will have an impact, on our results of operations. A discussion of these key developments follows:

Coal and Natural Resource Management Segment

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

Oatsville Reserves

In June 2011, we acquired 26.8 million tons of additional coal reserves in the Illinois Basin for $13.5 million. The Oatsville Reserve properties are deep minable Springfield V seam coal located on approximately 5,875 acres in Gibson and Pike counties in Indiana.

Natural Gas Midstream Segment

Marcellus Shale Construction

Construction efforts continue in Pennsylvania as we work toward building and operating gas gathering pipelines and compression facilities servicing natural gas producers in the Marcellus Shale development. In February 2011, we completed construction and commenced operation of the first phase of the Lycoming midstream pipeline system. In 2011,we commenced construction on the second phase of the Lycoming system.

Antelope Hills Plant

In June 2011, we acquired a 20 MMcf/d processing facility and gathering system within our Panhandle system for approximately $11.4 million. Approximately $20 million of additional capital is planned to be spent to increase the capacity of this plant. This acquisition and expansion will provide incremental processing capacity to accommodate the increased drilling activity in the Granite Wash and allow for additional system optimization and benefits system pressures.

2011 Commodity Prices

Coal royalties, which accounted for 86% of the coal and natural resource management segment revenues for the six months ended June 30, 2011 and 85% for the same period in 2010, were higher as compared to 2010. The increase was attributed to increased production and higher realized coal royalty per ton primarily in the Central Appalachian region. Average coal prices received by lessees have increased in the first half of 2011 compared to the same period of 2010 due to strong market pricing for thermal and metallurgical coal.

The average commodity prices for crude oil and natural gas liquids, or NGLs, for the first half of 2011 increased from levels experienced in the first half of 2010, while natural gas prices decreased for the comparable periods.

Revenues, profitability and the future rate of growth of our natural gas midstream segment are highly dependent on market demand and prevailing NGL and natural gas prices. Historically, changes in the prices of most NGL products have generally correlated with changes in the price of crude oil. NGL and natural gas prices have been subject to significant volatility in recent years in response to changes in the supply and demand for NGL products and natural gas market demand. As part of our risk management strategy, we use derivative financial instruments to hedge NGLs sold and natural gas purchased. Our derivative financial instruments include costless collars and swaps. Based upon current volumes, we have entered into hedging arrangements covering approximately 67% and 40% of our commodity-sensitive volumes in 2011 and 2012. Historically, we have targeted hedging 50% to 60% of our commodity-sensitive volumes covering a two-year period.

Liquidity and Capital Resources

Cash Flows

On an ongoing basis, we generally satisfy our working capital requirements and fund our capital expenditures using cash generated from our operations, borrowings under the Revolver and proceeds from debt and equity offerings. As discussed in more detail in “—Sources of Liquidity” below, as of June 30, 2011, we had availability of $418.4 million on the Revolver. We fund our debt service obligations and distributions to unitholders solely using cash generated from our operations. We believe that the cash generated from our operations and our borrowing capacity will be sufficient to meet our working capital requirements, anticipated capital expenditures (other than major capital improvements or acquisitions), debt service and distributions. However, our ability to meet these requirements in the future will depend upon our future operating performance, which will be affected by prevailing economic conditions in the coal industry and natural gas midstream market, most of which are beyond our control.

The following table summarizes our statements of cash flow for the periods presented:

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$43,169	$35,788
Adjustments to reconcile net income to net cash provided by operating activities (summarized)	51,664	43,880
Net changes in operating assets and liabilities	(2,482)	10,724

Net cash provided by operating activities	92,351	90,392
Net cash used in investing activities (summarized)	(194,625)	(41,927)
Net cash provided by (used in) financing activities (summarized)	96,912	(44,233)

Net increase (decrease) in cash and cash equivalents	$(5,362)	$4,232

Cash Flows From Operating Activities

The overall increase in net cash provided by operating activities in the six months ended June 30, 2011 as compared to the same period in 2010 was driven by an increase in coal royalties and an increase in the natural gas midstream segment’s gross margin. These increases were partially offset by increased operating expenses and derivative settlements paid.

Cash Flows From Investing Activities

Net cash used in investing activities was primarily for capital expenditures. The following table sets forth our capital expenditures program, adjusted for accruals and noncash items, for the periods presented:

	Six Months Ended June 30,
	2011	2010
Coal and natural resource management
Acquisitions	$111,881	$17,864
Maintenance	592	250

Total	112,473	18,114

Natural gas midstream
Acquisitions	12,243	—
Internal growth	60,555	22,027
Maintenance	5,056	5,861

Total	77,854	27,888

Total capital expenditures	$190,327	$46,002

In January 2011 we completed the acquisition of the Middle Fork properties, which added significant coal reserves to our coal and natural resource segment in the Central Appalachia region. In June 2011 we completed two additional acquisitions. The Oatsville acquisition was in the Illinois Basin and we acquired 26.8 million tons of additional coal reserves. The Antelope Hills plant acquisition added capacity to our Panhandle system in our Natural Gas Midstream segment. Our natural gas midstream internal growth capital expenditures for the six months ended June 30, 2011 and 2010 were expended primarily to expand our operational footprint in our Marcellus and Panhandle Shale systems.

Cash Flows From Financing Activities

During the six months ended June 30, 2011, we incurred net borrowings of $172.0 million to fund our coal and natural resources and natural gas midstream acquisitions and to finance the natural gas midstream capital expenditures. We also paid $6.6 million of direct costs incurred related to the Merger in 2011, and $3.7 million and $8.7 million of debt issuance costs for the six months ended June 30, 2011 and 2010. During the six months ended June 30, 2011 and 2010 we paid cash distributions to our unitholders of $64.8 million and $60.8 million.

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

PENN VIRGINIA RESOURCE PARTNERS, L.P.

CERTAIN NON-GAAP FINANCIAL MEASURES - unaudited

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Reconciliation of GAAP “Operating Income” to Non-GAAP “EBITDA”
Operating income	$43,177	$23,710	$81,162	$50,468
Depreciation, depletion and amortization	21,650	18,263	42,894	36,081

EBITDA (a)	$64,827	$41,973	$124,056	$86,549

Reconciliation of GAAP “Net income” to Non-GAAP “Distributable cash flow”
Net income	$35,658	$22,106	$43,169	$35,788
Depreciation, depletion and amortization	21,650	18,263	42,894	36,081
Commodity derivative contracts:
Derivative losses (gains) included in net income	(4,782)	(6,566)	14,979	1,584
Cash payments to settle derivatives for the period	(7,920)	(2,412)	(12,778)	(4,058)
Equity earnings from joint venture, net of distributions	(1,343)	1,947	1,817	2,390
Maintenance capital expenditures	(2,469)	(4,254)	(5,648)	(6,111)
Replacement capital expenditures	(6,725)	—	(13,450)	—

Distributable cash flow (b)	$34,069	$29,084	$70,983	$65,674

Distribution to Partners:
PVG limited partners	$—	$15,239	$15,239	$30,087
PVR limited partners (c)	34,063	15,184	49,411	30,324
PVR phantom units (d)	113	208	159	373

Total cash distribution paid during period	$34,176	$30,631	$64,809	$60,784

Reconciliation of GAAP “Net income” to Non-GAAP “Net income as adjusted”
Net income	$35,658	$22,106	$43,169	$35,788
Adjustments for derivatives:
Derivative losses (gains) included in net income	(4,782)	(6,566)	14,979	1,584
Cash payments to settle derivatives for the period	(7,920)	(2,412)	(12,778)	(4,058)

Net income, as adjusted (e)	$22,956	$13,128	$45,370	$33,314

(a)	EBITDA, or earnings before interest, tax and depreciation, depletion and amortization (“DD&A”), represents operating income plus DD&A, plus impairments. We believe this presentation is commonly used by investors and professional research analysts in the valuation, comparison, rating and investment recommendations of companies in the coal and natural gas midstream industries. We use this information for comparative purposes within the industry. EBITDA is not a measure of financial performance under GAAP and should not be considered as a measure of liquidity or as an alternative to net income.

(b)	Distributable cash flow represents net income plus depreciation, depletion and amortization expenses, plus impairments, plus (minus) derivative losses (gains) included in other income, plus (minus) cash received (paid) for derivative settlements, minus equity earnings in joint ventures, plus cash distributions from joint ventures, minus maintenance capital expenditures, minus replacement capital expenditures. Distributable cash flow is a significant liquidity metric which is an indicator of our ability to generate cash flows at a level that can sustain or support the quarterly cash distributions paid to our partners. Distributable cash flow is also the quantitative standard used by investors and professional research analysts in the valuation, comparison, rating and investment recommendations of publicly traded partnerships. Distributable cash flow is presented because we believe it is a useful adjunct to net cash provided by operating activities under GAAP. Distributable cash flow is not a measure of financial performance under GAAP and should not be considered as an alternative to cash flows from operating, investing or financing activities, as an indicator of cash flows, as a measure of liquidity or as an alternative to net income.
(c)	PVR limited partner unit distributions represent distributions paid to public unitholders and not units owned by PVG prior to the Merger.
(d)	Phantom unit grants were made under our long-term incentive plan. Service based phantom units receive nonforfeitable distribution rights; thus, we have presented distributions paid to phantom unit holders in our total distributions paid to Partners.
(e)	Net income, as adjusted, represents net income adjusted to exclude the effects of non-cash changes in the fair value of derivatives and impairments. We believe this presentation is commonly used by investors and professional research analysts in the valuation, comparison, rating and investment recommendations of companies in the natural gas midstream industry. We use this information for comparative purposes within the industry. Net income, as adjusted, is not a measure of financial performance under GAAP and should not be considered as a measure of liquidity or as an alternative to net income.

Sources of Liquidity

Long-Term Debt

Revolver. On April 19, 2011, we entered into an amended and restated secured credit agreement increasing our borrowing capacity under the Revolver from $850 million to $1.0 billion and extending the maturity date until April 19, 2016. The interest rate under the Revolver fluctuates based on the ratio of our total indebtedness-to-EBITDA. As of April 19, 2011, interest is payable at the base rate plus an applicable margin ranging from 0.75% to 1.75% if we select the base rate indebtedness option under the Revolver or at a rate derived from LIBOR plus an applicable margin ranging from 1.75% to 2.75% if we select the LIBOR-based indebtedness option. We incurred $3.7 million of debt issuance costs related to this amendment. As of June 30, 2011, net of outstanding indebtedness of $580.0 million and letters of credit of $1.6 million, we had remaining borrowing capacity of $418.4 million on the $1.0 billion Revolver. The Revolver is available to provide funds for general partnership purposes, including working capital, capital expenditures, acquisitions and quarterly distributions. The weighted average interest rate on borrowings outstanding under the Revolver during the six months ended June 30, 2011 was approximately 2.8%. We do not have a public rating for the Revolver. As of June 30, 2011, we were in compliance with all of our covenants under the Revolver.

Interest Rate Swaps. We have entered into interest rate swaps, or the Interest Rate Swaps, to establish fixed rates on a portion of the outstanding borrowings under the Revolver. The following table sets forth the Interest Rate Swap positions as of June 30, 2011:

	Notional Amounts (in millions)	Swap Interest Rates (1)
Term		Pay	Receive
March 2010 - December 2011	$250.0	3.37%	LIBOR
December 2011 - December 2012	$100.0	2.09%	LIBOR

(1)	References to LIBOR represent the 3-month rate.

After considering the applicable margin of 2.00% in effect as of June 30, 2011 the total interest rate on the $250.0 million portion of the Revolver borrowings covered by the Interest Rate Swaps was 5.37% as of June 30, 2011.

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

Future Capital Needs and Commitments

As of June 30, 2011, our remaining borrowing capacity under the $1.0 billion Revolver of approximately $418.4 million is sufficient to meet our anticipated 2011 capital needs and commitments. Our short-term cash requirements for operating expenses and quarterly distributions to our general partner and our unitholders are expected to be funded through operating cash flows. In 2011, we expect to invest approximately $180 million to $200 million in internal growth capital, excluding acquisitions. The majority of the 2011 internal growth capital is expected to be incurred in the natural gas midstream segment, primarily in the Marcellus Shale region. Long-term cash requirements for acquisitions and internal growth capital are expected to be funded by operating cash flows, borrowings under the Revolver and issuances of additional debt and equity securities if available under commercially acceptable terms.

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

Results of Operations

Consolidated Review

The following table presents summary consolidated results for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$310,322	$189,432	$563,849	$395,910
Expenses	(267,145)	(165,722)	(482,687)	(345,442)

Operating income	43,177	23,710	81,162	50,468
Other expense	(7,519)	(1,604)	(37,993)	(14,680)

Net income	35,658	22,106	43,169	35,788
Net loss (income) attributable to noncontrolling interests, pre-merger (Note 1)	—	(10,550)	664	(15,807)

Net income attributable to Penn Virginia Resource Partners, L.P.	$35,658	$11,556	$43,833	$19,981

The following table presents a summary of certain financial information relating to our segments for the periods presented:

	Coal and Natural Resource Management	Natural Gas Midstream	Corporate and Other	Consolidated
For the Six Months Ended June 30, 2011:
Revenues	$96,973	$466,876	$—	$563,849
Cost of gas purchased	—	(389,533)	—	(389,533)
Operating costs and expenses	(17,913)	(32,347)	—	(50,260)
Depreciation, depletion and amortization	(18,406)	(24,488)	—	(42,894)

Operating income	$60,654	$20,508	$—	$81,162

For the Six Months Ended June 30, 2010:
Revenues	$74,142	$321,768	$—	$395,910
Cost of gas purchased	—	(263,454)	—	(263,454)
Operating costs and expenses	(14,295)	(29,458)	(2,154)	(45,907)
Depreciation, depletion and amortization	(14,705)	(21,376)	—	(36,081)

Operating income	$45,142	$7,480	$(2,154)	$50,468

Coal and Natural Resource Management Segment

Three Months Ended June 30, 2011 Compared with Three Months Ended June 30, 2010

The following table sets forth a summary of certain financial and other data for our coal and natural resource management segment and the percentage change for the periods presented:

	Three Months Ended			% Change Favorable
	June 30,		Favorable (Unfavorable)
	2011	2010
Financial Highlights
Revenues
Coal royalties	$44,578	$34,879	$9,699	28%
Coal services	2,278	2,028	250	12%
Timber	1,268	1,746	(478)	(27%)
Oil and gas royalty	989	625	364	58%
Other	2,432	1,304	1,128	87%

Total revenues	51,545	40,582	10,963	27%

Expenses
Operating	3,849	2,581	(1,268)	(49%)
General and administrative	5,434	5,841	407	7%
Depreciation, depletion and amortization	9,086	7,379	(1,707)	(23%)

Total expenses	18,369	15,801	(2,568)	(16%)

Operating income	$33,176	$24,781	$8,395	34%

Other data
Coal royalty tons by region
Central Appalachia	5,340	5,012	328	7%
Northern Appalachia	1,096	1,069	27	3%
Illinois Basin	1,118	1,107	11	1%
San Juan Basin	2,571	1,684	887	53%

Total tons	10,125	8,872	1,253	14%

Coal royalties revenues by region
Central Appalachia	$33,884	$26,194	$7,690	29%
Northern Appalachia	2,122	2,010	112	6%
Illinois Basin	2,762	2,987	(225)	(8%)
San Juan Basin	5,810	3,688	2,122	58%

Total royalties	$44,578	$34,879	$9,699	28%

Coal royalties per ton by region ($/ton)
Central Appalachia	$6.35	$5.23	$1.12	21%
Northern Appalachia	1.94	1.88	0.06	3%
Illinois Basin	2.47	2.70	(0.23)	(8%)
San Juan Basin	2.26	2.19	0.07	3%

Average royatlies per ton	$4.40	$3.93	$0.47	12%

Revenues

Coal royalties revenues increased due to higher production and realized coal royalties per ton. The Middle Fork acquisition on January 25, 2011 contributed $2.8 million to the Central Appalachia coal royalties and 0.5 million tons of coal production. Equipment added during 2010 to the mines in the San Juan Basin continues to increase production and related coal royalties compared to the prior year.

Coal royalties per ton increased in all regions, except for the Illinois Basin, for the second quarter of 2011 compared to the same quarter of last year. In the Central Appalachia, average coal prices received by lessees have increased due to the strong market pricing for thermal and metallurgical coal. The reduced realized royalty rate in the Illinois Basin is due to contractual changes in royalties we receive on some properties in this region.

Other revenues in the second quarter of 2011 have increased due to a gain on sale of property to a local oil and gas company related to their exploration activities. Additionally, minimum royalty forfeitures also increased. Based upon lease contracts, which vary by lessee, lessees paying minimum royalties have an established time to recoup minimum royalties paid. If the stated levels of production have not occurred after the exhaustion of that time period, the minimum payments are recognized into earnings.

Expenses

Operating expenses have increased primarily due to coal royalty costs and the recent Middle Fork acquisition. Increased mining activity by our lessees from subleased properties in the Central Appalachia region increased coal royalties expense. Mining activity on our subleased property fluctuates between periods due to the proximity of our property boundaries and other mineral owners.

General and administrative expenses decreased due to lower employee costs related to equity compensation. In the second quarter of last year, there was an acceleration of recognized equity compensation due to Penn Virginia Corporation’s divestiture of its interest in PVG. Offsetting this decrease were cost increases as a result of our change in management structure related to the Merger and some shared costs (such as executive and legal costs) with our former parent, Penn Virginia Corporation, which are no longer shared but are now direct costs of the Partnership.

DD&A expenses increased for the comparative periods due to the increase in coal production and related depletion expense.

Six Months Ended June 30, 2011 Compared with Six Months Ended June 30, 2010

The following table sets forth a summary of certain financial and other data for our coal and natural resource management segment and the percentage change for the periods presented:

	Six Months Ended June 30,		Favorable (Unfavorable)	% Change Favorable (Unfavorable)
	2011	2010
Financial Highlights
Revenues
Coal royalties	$83,569	$63,105	20,464	32%
Coal services	4,588	4,001	587	15%
Timber	2,377	3,051	(674)	(22%)
Oil and gas royalty	1,782	1,369	413	30%
Other	4,657	2,616	2,041	78%

Total revenues	96,973	74,142	22,831	31%

Expenses
Operating	7,533	4,762	(2,771)	(58%)
General and administrative	10,380	9,533	(847)	(9%)
Depreciation, depletion and amortization	18,406	14,705	(3,701)	(25%)

Total expenses	36,319	29,000	(7,319)	(25%)

Operating income	$60,654	$45,142	15,512	34%

Other data
Coal royalty tons by region
Central Appalachia	10,410	8,941	1,469	16%
Northern Appalachia	2,242	2,107	135	6%
Illinois Basin	2,389	2,189	200	9%
San Juan Basin	4,981	3,878	1,103	28%

Total tons	20,022	17,115	2,907	17%

Coal royalties revenues by region
Central Appalachia	$61,850	$44,724	17,126	38%
Northern Appalachia	4,485	3,960	525	13%
Illinois Basin	5,975	5,929	46	1%
San Juan Basin	11,259	8,492	2,767	33%

Total royalties	$83,569	$63,105	20,464	32%

Coal royalties per ton by region ($/ton)
Central Appalachia	$5.94	$5.00	$0.94	19%
Northern Appalachia	2.00	1.88	0.12	6%
Illinois Basin	2.50	2.71	(0.21)	(8%)
San Juan Basin	2.26	2.19	0.07	3%

Average royalties per ton	$4.17	$3.69	$0.48	13%

Revenues

Coal royalties revenues increased due to higher production and realized coal royalties per ton. The Middle Fork acquisition on January 25, 2011 contributed $5.0 million to Central Appalachia coal royalties and 0.9 million tons of coal production. Improved mining conditions, new mines starting up and the metallurgical coal market accounted for the remainder of the tonnage increase in Central Appalachia. Equipment added during 2010 to the mines in the San Juan Basin continues to increase production and related coal royalties compared to the prior year.

Coal royalties per ton increased in all regions, except for the Illinois Basin, for the first half of 2011 compared to the same period of last year. In the Central Appalachia, average coal prices received by lessees have increased due to the strong market pricing for thermal and metallurgical coal. The reduced realized royalty rate in the Illinois Basin is due to contractual changes in royalties we receive on some properties in this region.

Timber revenues have decreased due to a decrease in timber harvested this year. Other revenues in the first half of 2011 have increased due to minimum royalty forfeitures. Based upon lease contracts, which vary by lessee, lessees paying minimum royalties have an established time to recoup minimum royalties paid. If the stated levels of production have not occurred after the exhaustion of that time period, the minimum payments are recognized into earnings. Additionally, a gain on sale of property to a local oil and gas company related to their exploration activities was recognized in the second quarter of 2011 contributing to the increased other revenues for the year.

Expenses

Operating expenses have increased primarily due to coal royalty costs and the recent Middle Fork acquisition. Increased mining activity by our lessees from subleased properties in the Central Appalachia region increased coal royalties expense. Mining activity on our subleased property fluctuates between periods due to the proximity of our property boundaries and other mineral owners.

General and administrative expenses increased as a result of our change in management structure related to the Merger and some shared costs (such as executive and legal costs) with our former parent, Penn Virginia Corporation, are no longer shared but are now direct costs of the Partnership. Also contributing to the increase were due diligence costs related to a recent acquisition. Offsetting these increases are lower employee costs related to equity compensation. In the second quarter of last year, there was an acceleration of recognized equity compensation due to Penn Virginia Corporation’s divestiture of its interest in PVG.

DD&A expenses increased for the comparative periods due to the increase in coal production and related depletion expense.

Natural Gas Midstream Segment

Three Months Ended June 30, 2011 Compared with Three Months Ended June 30, 2010

The following table sets forth a summary of certain financial and other data for our natural gas midstream segment and the percentage change for the periods presented:

	Three Months Ended June 30,		Favorable (Unfavorable)	% Change Favorable (Unfavorable)
	2011	2010
Financial Highlights
Revenues
Residue gas (1)	$112,229	$77,333	$34,896	45%
Natural gas liquids	125,298	59,177	66,121	112%
Condensate	10,750	6,313	4,437	70%
Gathering, processing and transportation fees	8,630	3,723	4,907	132%

Total natural gas midstream revenues	256,907	146,546	110,361	75%
Equity earnings in equity investment	938	1,597	(659)	(41%)
Producer services and other	932	707	225	32%

Total revenues	258,777	148,850	109,927	74%

Expenses
Cost of gas purchased (1)	219,278	121,659	(97,619)	(80%)
Operating	10,393	7,680	(2,713)	(35%)
General and administrative	6,541	8,532	1,991	23%
Depreciation and amortization	12,564	10,884	(1,680)	(15%)

Total operating expenses	248,776	148,755	(100,021)	(67%)

Operating income	$10,001	$95	$9,906	10427%

Operating Statistics
System throughput volumes (MMcf)	41,874	29,162	12,712	44%
Daily throughput volumes (MMcfd)	460	320	140	44%
Gross margin	$37,629	$24,887	$12,742	51%
Cash impact of derivatives	(5,920)	(421)	(5,499)	1306%

Gross margin, adjusted for impact of derivatives	$31,709	$24,466	$7,243	30%

(1)	For the period April 1 through June 7, 2010, we recorded $9.6 million of natural gas midstream revenues and $9.6 million for the cost of gas purchased related to the purchase of natural gas from Penn Virginia Oil & Gas, L.P (a subsidiary of Penn Virginia Corporation and considered a related party up to June 7, 2010) and the subsequent sale of that gas to third parties. We took title to the gas prior to transporting it to third parties. These transactions do not impact the gross margin.

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

The gross margin increase was a result of higher system volumes, as well as higher commodity pricing and higher fractionation, or frac, spreads. Frac spreads are the difference between the price of NGLs sold and the cost of natural gas purchased on a per MMBtu basis. Offsetting the higher volumes and commodity prices was a change in contract mix. Given our completion of certain assets in the Marcellus Shale, we gathered and transported an average of 38 MMcfd during the second quarter 2011 of fee-based volumes from these assets. This added to the mix a lower-risk, lower-margin element to our total gross margin. Gross margin from the Marcellus System in the second quarter was $5.8 million. We process gas under three general types of contracts (gas purchase/keep whole contracts, percentage-of-proceeds contracts, and fee-based arrangements). These contracts are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2010. New gas volumes being added to our Panhandle system are primarily under percentage of proceeds contracts. The result of this is a relative volumetric decrease in the higher-risk, higher-margin gas purchase/keep whole contracts, meaning that we are sharing more of the processing margin with our producers in this region.

The overall increase in system throughput volumes has caused us to look for additional acquisition and construction activities to increase natural gas processing capacity. At current natural gas and NGL pricing, horizontal Granite Wash drilling has remained active in the southern area of our Panhandle system. The high volume level of the Granite Wash wells has been the main contributor to our volume growth on the Panhandle system. With sustained growth in volumes, margins opportunities may be missed if supply exceeds our processing capacity. The June acquisition of the Antelope Hills plant added an additional 20 MMcfd of processing capacity to our Panhandle system, and we continue to look for other ways to optimize the Panhandle and our other systems to meet the needs of our producers.

We generated a majority of our gross margin from contractual arrangements under which the gross margin is exposed to increases and decreases in the price of natural gas and NGLs. As part of our risk management strategy, we use derivative financial instruments to hedge NGLs sold and natural gas purchased. Midstream gross margin, including the cash impact of midstream derivatives, was $31.7 million compared to $24.5 million. This $7.2 million increase was primarily due to the increased system volumes, partially offset by a relative increase in lower-risk, lower-margin, percentage of proceeds and fee-based contracts (as noted above), as well as increased derivative settlements given the higher commodity prices.

Expenses

Operating expenses increased due to prior and current year’s expansion projects and acquisitions. The related costs of these facilities included increased costs of labor, chemicals, compressor rentals, and property tax.

General and administrative expenses decreased due to lower employee costs related to equity compensation. In the second quarter of last year, there was an acceleration of recognized equity compensation due to Penn Virginia Corporation’s divestiture of its interest in PVG. Offsetting this decrease were cost increases as a result of our change in management structure related to the Merger and some shared costs (such as executive and legal costs) with our former parent, Penn Virginia Corporation, are no longer shared but are now direct costs of the Partnership.

Depreciation and amortization expenses increased primarily due to acquisitions and capital expansions on the Marcellus Shale and Panhandle systems.

Six Months Ended June 30, 2011 Compared with Six Months Ended June 30, 2010

The following table sets forth a summary of certain financial and other data for our natural gas midstream segment and the percentage change for the periods presented:

	Six Months Ended June 30,		Favorable (Unfavorable)	% Change Favorable (Unfavorable)
	2011	2010
Financial Highlights
Revenues
Residue gas (1)	$204,207	$172,229	$31,978	19%
Natural gas liquids	224,126	125,820	98,306	78%
Condensate	20,764	13,049	7,715	59%
Gathering, processing and transportation fees	14,091	6,057	8,034	133%

Total natural gas midstream revenues	463,188	317,155	146,033	46%
Equity earnings in equity investment	1,968	3,280	(1,312)	(40%)
Producer services and other	1,720	1,333	387	29%

Total revenues	466,876	321,768	145,108	45%

Expenses
Cost of gas purchased (1)	389,533	263,454	(126,079)	(48%)
Operating	19,782	15,807	(3,975)	(25%)
General and administrative	12,565	13,651	1,086	8%
Depreciation and amortization	24,488	21,376	(3,112)	(15%)

Total operating expenses	446,368	314,288	(132,080)	(42%)

Operating income	$20,508	$7,480	$13,028	174%

Operating Statistics
System throughput volumes (MMcf)	79,643	56,887	22,756	40%
Daily throughput volumes (MMcfd)	440	314	126	40%
Gross margin	$73,655	$53,701	$19,954	37%
Cash impact of derivatives	(8,902)	359	(9,261)	2580%

Gross margin, adjusted for impact of derivatives	$64,753	$54,060	$10,693	20%

(1)	For the period January 1 through June 7, 2010, we recorded $27.8 million of natural gas midstream revenues and $27.8 million for the cost of gas purchased related to the purchase of natural gas from Penn Virginia Oil & Gas, L.P (a subsidiary of Penn Virginia Corporation and considered a related party up to June 7, 2010) and the subsequent sale of that gas to third parties. We took title to the gas prior to transporting it to third parties. These transactions do not impact the gross margin.

Gross Margin

The gross margin increase was a result of higher system volumes, as well as higher NGL pricing and higher frac spreads. On a year-to-date basis, natural gas prices were down for the comparative periods. Offsetting the higher volumes and frac spreads was a change in contract mix. Given our completion of certain assets in the Marcellus Shale, we gathered and transported an average of 38 MMcfd during the first half of 2011 of fee-based volumes from these assets. This added to the mix a lower-risk, lower-margin element to our total gross margin. Gross margin from the Marcellus System in the six months was $8.9 million. We process gas under three general types of contracts (gas purchase/keep whole contracts, percentage-of-proceeds contracts, and fee-based arrangements). These contracts are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2010. New gas volumes being added to our Panhandle system are primarily under percentage of proceeds contracts. The result of this is a relative volumetric decrease in the higher-risk, higher-margin gas purchase/keep whole contracts, meaning that we are sharing more of the processing margin with our producers in this region.

The overall increase in system throughput volumes has caused us to look for additional acquisition and construction activities to increase natural gas processing capacity. At current natural gas and NGL pricing, horizontal Granite Wash drilling has remained active in the southern area of our Panhandle system. The high volume level of the Granite Wash wells has been the main contributor to our volume growth on the Panhandle system. With sustained growth in volumes, margins opportunities may be missed if supply exceeds our processing capacity. The June acquisition of the Antelope Hills plant added an additional 20 MMcfd of processing capacity to our Panhandle system, and we continue to look for other ways to optimize the Panhandle and our other systems to meet the needs of our producers.

We generated a majority of our gross margin from contractual arrangements under which the gross margin is exposed to increases and decreases in the price of natural gas and NGLs. As part of our risk management strategy, we use derivative financial instruments to hedge NGLs sold and natural gas purchased. Midstream gross margin, including the cash impact of midstream derivatives, was $64.8 million compared to $54.1 million. This $10.7 million increase was primarily due to the increased system volumes, partially offset by a relative increase in lower-risk, lower-margin, percentage of proceeds and fee-based contracts (as noted above), as well as increased derivative settlements given the higher commodity prices.

Expenses

Operating expenses increased due to prior and current year’s expansion projects and acquisitions. The related costs of these facilities included increased costs of labor, chemicals, compressor rentals, and property tax.

General and administrative expenses decreased due to lower employee costs related to equity compensation. In the second quarter of last year, there was an acceleration of recognized equity compensation due to Penn Virginia Corporation’s divestiture of its interest in PVG. Offsetting this decrease were cost increases as a result of our change in management structure related to the Merger and some shared costs (such as executive and legal costs) with our former parent, Penn Virginia Corporation, are no longer shared but are now direct costs of the Partnership.

Depreciation and amortization expenses increased primarily due to acquisitions and capital expansions on the Marcellus Shale and Panhandle systems.

Other

Our other results consist of interest expense and derivative gains and losses. The following table sets forth a summary of certain financial data for our other results for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating income	$43,177	$23,710	$81,162	$50,468
Other income (expense)
Interest expense	(12,428)	(8,894)	(23,278)	(14,729)
Derivatives	4,782	7,074	(14,979)	(494)
Other	127	216	264	543

Net income	$35,658	$22,106	$43,169	$35,788

Interest Expense. Our consolidated interest expense for the periods presented is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Source	2011	2010	2011	2010
Interest on Revolver	$(4,139)	$(2,376)	$(8,070)	$(6,245)
Interest on Senior Notes	(6,188)	(4,400)	(12,375)	(4,400)
Debt issuance costs and other	(2,655)	(1,610)	(3,695)	(2,994)
Interest rate swaps	—	(508)	—	(1,090)
Capitalized interest	554	—	862	—

Total interest expense	$(12,428)	$(8,894)	$(23,278)	$(14,729)

Interest expense for the three and six months ended June 30, 2011 has increased compared to the same periods in 2010. The increase is due to the issuance of the Senior Notes in April 2010 bearing an annual interest rate of 8.25%. The balance outstanding on the Revolver has increased given the acquisition and internal growth initiatives. Additionally, in connection with the April 2011 Revolver amendment, $1.6 million of debt issuance costs was expensed related to two banks that are no longer part of the bank group.

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

Our derivative activity for the periods presented is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest Rate Swap realized derivative loss	$(2,000)	$(1,991)	$(3,876)	$(4,417)
Interest Rate Swap unrealized derivative gain (loss)	1,619	(50)	3,302	(754)
Interest Rate Swap other comprehensive income reclass	(135)	—	(324)	—
Natural gas midstream commodity realized derivative gain (loss)	(5,920)	(421)	(8,902)	359
Natural gas midstream commodity unrealized derivative gain (loss)	11,218	9,536	(5,179)	4,318

Total derivative gain (loss)	$4,782	$7,074	$(14,979)	$(494)

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

As of June 30, 2011 and December 31, 2010, our environmental liabilities were $0.9 million, which represents our best estimate of the liabilities as of those dates related to our coal and natural resource management and natural gas midstream businesses. We have reclamation bonding requirements with respect to certain unleased and inactive properties. Given the uncertainty of when a reclamation area will meet regulatory standards, a change in this estimate could occur in the future.

Critical Accounting Estimates

The process of preparing financial statements in accordance with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments regarding certain items and transactions. It is possible that materially different amounts could be recorded if these estimates and judgments change or if the actual results differ from these estimates and judgments. Our most critical accounting estimates which involve the judgment of our management were fully disclosed in PVR’s and PVG’s Annual Reports on Form 10-K for the year ended December 31, 2010 and remained unchanged as of June 30, 2011.

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

At June 30, 2011, we reported a net commodity derivative liability related to our natural gas midstream segment of $21.1 million that is with four counterparties and is substantially concentrated with three of those counterparties. This concentration may impact our overall credit risk, either positively or negatively, in that these counterparties may be similarly affected by changes in economic or other conditions. We neither paid nor received collateral with respect to our derivative positions. No significant uncertainties related to the payment of amounts to or collectability of amounts owed to us exists with regard to these counterparties.

For the three and six months ended June 30, 2011, we reported a net derivative gain of $5.3 million and a net derivative loss of $14.1 million for commodity derivatives. Because we do not use hedge accounting for our commodity derivatives, we recognize changes in fair value in earnings currently in the derivatives caption on our Consolidated Statements of Income. We have experienced and could continue to experience significant changes in the estimate of derivative gains or losses recognized due to fluctuations in the value of our commodity derivative contracts. Our results of operations are affected by the volatility of unrealized gains and losses and changes in fair value, which fluctuate with changes in natural gas, crude oil and NGL prices. These fluctuations could be significant in a volatile pricing environment.

The following table lists our commodity derivative agreements for the period presented:

	Average Volume Per Day		Swap Price		Weighted Average Price		Fair Value at June 30, 2011
					Put	Call
NGL - natural gasoline collar	(gallons	)			(per gallon)
Third quarter 2011 through fourth quarter 2011	95,000				$1.57	$1.94	$(7,817)
Crude oil collar	(barrels	)			(per barrel)
Third quarter 2011 through fourth quarter 2011	400				$75.00	$98.50	(279)
Natural gas purchase swap	(MMBtu	)	(MMBtu	)
Third quarter 2011 through fourth quarter 2011	6,500		$5.80				(1,572)
NGL - natural gasoline collar	(gallons	)			(per gallon)
First quarter 2012 through fourth quarter 2012	54,000				$1.75	$2.02	(7,267)
Crude oil swap	(barrels	)	(per barrel	)
First quarter 2012 through fourth quarter 2012	600		$88.62				(2,439)
Natural gas purchase swap	(MMBtu	)	(MMBtu	)
First quarter 2012 through fourth quarter 2012	4,000		$5.195				(514)
Settlements to be paid in subsequent period							(1,230)

							$(21,118)

We estimate that a $5.00 per barrel increase in the crude oil price would decrease the fair value of our crude oil collars by $1.3 million. We estimate that a $5.00 per barrel decrease in the crude oil price would increase the fair value of our crude oil collars by $1.3 million. We estimate that a $1.00 per MMBtu increase in the natural gas price would increase the fair value of our natural gas purchase swaps by $2.5 million. We estimate that a $1.00 per MMBtu decrease in the natural gas price would decrease the fair value of our natural gas purchase swaps by $2.5 million. We estimate that a $0.10 per gallon increase in the natural gasoline (an NGL) price would decrease the fair value of our natural gasoline collar by $3.5 million. We estimate that a $0.10 per gallon decrease in the natural gasoline price would increase the fair value of our natural gasoline collar by $3.4 million.

We estimate that, excluding the effects of derivative positions described above, for every $1.00 per MMBtu increase or decrease in the natural gas price, our natural gas midstream gross margin and operating income for the remainder of 2011 would increase or decrease by $3.3 million. In addition, we estimate that for every $5.00 per barrel increase or decrease in the crude oil price, our natural gas midstream gross margin and operating income for the remainder of 2011 would increase or decrease by $3.4 million. This assumes that natural gas prices, crude oil prices and inlet volumes remain constant at anticipated levels. These estimated changes in our gross margin and operating income exclude potential cash receipts or payments in settling these derivative positions.

Interest Rate Risk

As of June 30, 2011, we had $580.0 million of outstanding indebtedness under the Revolver, which carries a variable interest rate throughout its term. We entered into the Interest Rate Swaps to establish fixed interest rates on a portion of the outstanding borrowings under the Revolver. From March 2010 to December 2011, the notional amounts of the Interest Rate Swaps total $250.0 million, or 43% of our outstanding indebtedness under the Revolver as of June 30, 2011, with us paying a weighted average fixed rate of 3.37% on the notional amount, and the counterparties paying a variable rate equal to the three-month LIBOR. From December 2011 to December 2012, the notional amounts of the Interest Rate Swaps total $100.0 million, or 17% of our outstanding indebtedness under the Revolver as of June 30, 2011, with us paying a weighted average fixed rate of 2.09% on the notional amount, and the counterparties paying a variable rate equal to the three-month LIBOR. A 1% increase in short-term interest rates on the floating rate debt outstanding under the Revolver (net of amounts fixed through the Interest Rate Swaps) as of June 30, 2011 would cost us approximately $3.3 million in additional interest expense per year.

Customer Credit Risk

We are exposed to the credit risk of our customers and lessees. Approximately 84%, or $96.1 million, of our consolidated accounts receivable at June 30, 2011 resulted from our natural gas midstream segment and approximately 16%, or $17.7 million, resulted from our coal and natural resource management segment. Approximately $41.6 million of the natural gas midstream segment’s receivables at June 30, 2011 related to four customers, Conoco Phillips Company, Tenaska Marketing Ventures, Targa Liquids Marketing and Trade and Williams NGL Marketing, LLC. At June 30, 2011, 43% of our natural gas midstream segment accounts receivable and 37% of our consolidated accounts receivable related to these natural gas midstream customers. No significant uncertainties related to the collectability of amounts owed to us exist in regard to this natural gas midstream customer.

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

To mitigate the risks of nonperformance by our natural gas midstream customers, we perform ongoing credit evaluations of our existing customers. We monitor individual customer payment capability in granting credit arrangements to new customers by performing credit evaluations, seek to limit credit to amounts we believe the customers can pay and maintain reserves we believe are adequate to cover exposure for uncollectible accounts. As of June 30, 2011, no receivables were collateralized, and we had a $0.3 million allowance for doubtful accounts, of which the majority related to our natural gas midstream segment.

Item 4	Controls and Procedures

(a) Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we performed an evaluation of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2011. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2011, such disclosure controls and procedures were effective.

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

Item 6	Exhibits

10.1	Penn Virginia Resource GP, LLC Annual Incentive Plan, effective as of May 12, 2011 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 18, 2011)

10.2	Penn Virginia Resource GP, LLC Sixth Amended and Restated Long-Term Incentive Plan, effective as of May 12, 2011 (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on May 18, 2011)

10.3	Penn Virginia Resource GP, LLC Sixth Amended and Restated Long-Term Incentive Plan- Form of Deferred Common Unit Award Agreement (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on May 18, 2011)

10.4	Penn Virginia Resource GP, LLC Sixth Amended and Restated Long-Term Incentive Plan- Form of Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on May 18, 2011)

10.5	Penn Virginia Resource GP, LLC Sixth Amended and Restated Long-Term Incentive Plan- Form of Phantom Unit Award Agreement (incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on May 18, 2011)

10.6	First Amendment to the Amended and Restated Credit Agreement, dated as of April 19, 2011 by and among PVR Finco LLC, the guarantors party thereto, PNC Bank, National Association, as Administrative Agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 21, 2011).

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges Calculation.

31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following financial information from the quarterly report on Form 10-Q of Penn Virginia Resource Partners L.P. for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENN VIRGINIA RESOURCE PARTNERS, L.P.

	By:	PENN VIRGINIA RESOURCE GP, LLC

Date: July 29, 2011	By:	/s/ ROBERT B. WALLACE

Robert B. Wallace
Executive Vice President and Chief Financial Officer

Date: July 29, 2011	By:	/s/ FORREST W. MCNAIR

Forrest W. McNair
Vice President and Controller