Form 10-Q
period 2011-09-30
PENN VIRGINIA RESOURCE PARTNERS L P
filed 2011-11-01
CIK 1144945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of October 17, 2011, 70,981,867 common units representing limited partner interests were outstanding.

PENN VIRGINIA RESOURCE PARTNERS, L.P.

PART I. FINANCIAL INFORMATION

Item 1	Financial Statements

PENN VIRGINIA RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME – unaudited

(in thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Natural gas midstream	$259,710	$180,207	$722,898	$497,362
Coal royalties	40,977	34,983	124,546	98,088
Other	7,665	7,639	24,757	23,289

Total revenues	308,352	222,829	872,201	618,739

Expenses
Cost of gas purchased	223,762	151,657	613,295	415,111
Operating	15,797	11,748	43,112	32,317
General and administrative	8,755	9,029	31,700	34,367
Depreciation, depletion and amortization	22,463	18,702	65,357	54,783

Total expenses	270,777	191,136	753,464	536,578

Operating income	37,575	31,693	118,737	82,161
Other income (expense)
Interest expense	(10,528)	(10,639)	(33,806)	(25,368)
Derivatives	8,690	(11,020)	(6,289)	(11,514)
Other	120	111	384	654

Net income	$35,857	$10,145	$79,026	$45,933
Net loss (income) attributable to noncontrolling interests, pre-merger (Note 1)	—	(2,864)	664	(18,671)

Net income attributable to Penn Virginia Resource Partners, L.P.	$35,857	$7,281	$79,690	$27,262

Basic net income per limited partner unit	$0.50	$0.19	$1.26	$0.71
Diluted net income per limited partner unit	$0.50	$0.19	$1.26	$0.71
Weighted average number of units outstanding, basic and diluted	71,197	38,293	63,019	38,293

The accompanying notes are an integral part of these Consolidated Financial Statements.

PENN VIRGINIA RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – unaudited

(in thousands)

	September 30, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$13,908	$15,964
Accounts receivable, net of allowance for doubtful accounts	116,538	97,787
Derivative assets	1,381	—
Other current assets	5,449	5,900

Total current assets	137,276	119,651

Property, plant and equipment	1,555,924	1,295,227
Accumulated depreciation, depletion and amortization	(384,554)	(324,181)

Net property, plant and equipment	1,171,370	971,046

Equity investments	84,487	84,327
Intangible assets (net of accumulated amortization of $37,015 and $32,302)	72,237	76,950
Derivative assets	332	—
Other long-term assets	44,958	52,231

Total assets	$1,510,660	$1,304,205

Liabilities and Partners’ Capital
Current liabilities
Accounts payable and accrued liabilities	$118,102	$103,845
Deferred income	3,876	4,360
Derivative liabilities	11,527	19,516

Total current liabilities	133,505	127,721

Deferred income	9,646	7,874
Other liabilities	21,392	20,853
Derivative liabilities	1,255	5,107
Senior notes	300,000	300,000
Revolving credit facility	635,000	408,000
Partners’ capital
Common unitholders	409,087	213,646
Accumulated other comprehensive income	775	159

	409,862	213,805
Non-controlling interests, pre-merger (Note 1)	—	220,845

Total partners’ capital	409,862	434,650

Total liabilities and partners’ capital	$1,510,660	$1,304,205

The accompanying notes are an integral part of these Consolidated Financial Statements.

PENN VIRGINIA RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – unaudited

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cash flows from operating activities
Net income	$35,857	$10,145	$79,026	$45,933
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	22,463	18,702	65,357	54,783
Commodity derivative contracts:
Total derivative losses (gains)	(8,690)	11,020	6,289	12,604
Cash payments to settle derivatives	(6,699)	(2,435)	(19,477)	(6,493)
Non-cash interest expense	1,040	1,633	4,735	4,243
Non-cash unit-based compensation	966	137	2,805	6,024
Equity earnings, net of distributions received	2,818	110	4,635	2,500
Other	(127)	(108)	(909)	(722)
Changes in operating assets and liabilities
Accounts receivable	(2,766)	(9,102)	(18,729)	1,828
Accounts payable and accrued liabilities	5,345	24,492	20,335	24,517
Deferred income	(855)	4,695	(730)	5,423
Other assets and liabilities	605	(8,850)	(1,029)	(9,809)

Net cash provided by operating activities	49,957	50,439	142,308	140,831

Cash flows from investing activities
Acquisitions	(95)	(6)	(122,135)	(17,870)
Additions to property, plant and equipment	(67,000)	(33,240)	(141,796)	(57,973)
Other	347	315	2,558	985

Net cash used in investing activities	(66,748)	(32,931)	(261,373)	(74,858)

Cash flows from financing activities
Distributions to partners	(34,887)	(30,619)	(99,696)	(91,403)
Proceeds from issuance of senior notes	—	—	—	300,000
Proceeds from borrowings	60,000	44,000	252,000	110,000
Repayments of borrowings	(5,000)	(25,490)	(25,000)	(365,100)
Purchase of PVR limited partner units	—	—	—	(1,092)
Cash paid for debt issuance costs	—	(10,430)	(3,675)	(19,177)
Cash paid for merger	(16)	—	(6,620)	—

Net cash provided by (used in) financing activities	20,097	(22,539)	117,009	(66,772)

Net increase (decrease) in cash and cash equivalents	3,306	(5,031)	(2,056)	(799)
Cash and cash equivalents – beginning of period	10,602	23,546	15,964	19,314

Cash and cash equivalents – end of period	$13,908	$18,515	$13,908	$18,515

Supplemental disclosure:
Cash paid for interest	$5,941	$3,931	$29,408	$15,327
Noncash investing activities:
Other liabilities related to acquisitions	$—	$—	$2,084	$—
Contribution of license agreement to joint venture	$4,795	$—	$4,795	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

PENN VIRGINIA RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME – unaudited

(in thousands)

	Common Units (1)		Accumulated Other Comprehensive Income	Noncontrolling interests of PVR (2)	Total	Comprehensive Income
Balance at December 31, 2010	38,293	$213,646	$159	$220,845	$434,650
Unit-based compensation	24	6,756			6,756
Costs associated with merger		(11,240)			(11,240)
Units issued to acquire non-controlling interests	32,665	204,537	250	(204,787)	—
Distributions paid		(84,302)		(15,394)	(99,696)
Net income (loss)		79,690		(664)	79,026	$79,026
Other comprehensive income			366		366	366

Balance at September 30, 2011	70,982	$409,087	$775	$—	$409,862	$79,392

	Common Units (1)		Accumulated Other Comprehensive Income (Loss)	Noncontrolling interests of PVR	Total	Comprehensive Income
Balance at December 31, 2009	38,293	$250,240	$(544)	$235,907	$485,603
Unit-based compensation		—		6,024	6,024
Loss on issuance of subsidiary units		(1,508)		1,508	—
Purchase of subsidiary units		(11,665)		10,573	(1,092)
Distributions paid		(45,326)		(46,077)	(91,403)
Net income		27,262		18,671	45,933	$45,933
Other comprehensive income			585	919	1,504	1,504

Balance at September 30, 2010	38,293	$219,003	$41	$227,525	$446,569	$47,437

(1)	The outstanding common units have been adjusted to reflect the effect of the Merger; see Note 1, Organization, and Note 2, Basis of Presentation. PVG unitholders received consideration of 0.98 of a PVR common unit for each PVG common unit.
(2)	Effective with the Merger, see Note 1, Organization, and Note 2, Basis of Presentation, noncontrolling interests no longer exist and have become part of common units.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PENN VIRGINIA RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – unaudited

September 30, 2011

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

Our coal and natural resource management segment primarily involves the management and leasing of coal properties and the subsequent collection of royalties. Our coal reserves are located in Illinois, Indiana, Kentucky, New Mexico, Tennessee, Virginia and West Virginia. We also earn revenues from other land management activities, such as selling standing timber, leasing fee-based coal-related infrastructure facilities to certain lessees and end-user industrial plants, collecting oil and gas royalties and from coal transportation, or wheelage, fees.

Our natural gas midstream segment is engaged in providing natural gas processing, gathering and other related services. We own and operate natural gas midstream assets located in Oklahoma, Texas and Pennsylvania. Our natural gas midstream business derives revenues primarily from gas processing contracts with natural gas producers and from fees charged for gathering natural gas volumes and providing other related services. In addition, we are a partner in several joint ventures that gather and transport natural gas and water. We own a natural gas marketing business, which aggregates third-party volumes and sells those volumes into intrastate pipeline systems and at market hubs accessed by various interstate pipelines.

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

After the Merger, the board of directors of PVR’s general partner, PVR GP, consisted of nine members, six of whom were existing members of the PVR GP board of directors before the Merger and three of whom were the three existing members of the conflicts committee of the board of directors of PVG GP prior to the Merger. On June 22, 2011, PVR held its annual unitholder meeting and all nine directors were re-elected to serve on the PVR GP board until PVR’s 2012 annual unit holder meeting.

During the nine months ended September 30, 2011 and for the year ended December 31, 2010, we incurred $6.6 million and $4.6 million of direct costs associated with the Merger. The aggregate costs of $11.2 million were charged to partners’ capital upon the effective date of the Merger in 2011. At December 31, 2010, the $4.6 million of costs incurred at that time were included in other long-term assets on the consolidated balance sheet, and were transferred to partners’ capital upon the effective date of the merger. Cumulative costs incurred and paid during the three and nine months ended September 30, 2011 are reported under the caption “Cash paid for merger” in the financing activities section of the consolidated statement of cash flows.

The following diagrams depict the ownership structure of PVR and PVG before and immediately following the Merger:

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

The reconciliation of PVR’s net income, as historically reported, to the net income reported in these financial statements is as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2010	2010
Net income, as previously reported	$10,774	$48,685
Adjustments:
General and administrative expense (a)	(637)	(2,791)
Interest income	8	39

Net income	$10,145	$45,933

(a)	PVG incurred general and administrative expenses primarily related to audit fees, board of director fees, insurance and SEC filing expenses.

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

These statements involve the use of estimates and judgments where appropriate. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of our Consolidated Financial Statements have been included. Our Consolidated Financial Statements should be read in conjunction with our consolidated financial statements and footnotes included in PVR’s and PVG’s Annual Reports on Form 10-K for the year ended December 31, 2010. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

In the following paragraphs, all references to coal, oil and gas interests acquired are unaudited. The factors we used to determine the fair market value of the acquisition include, but are not limited to, discounted future net cash flows on a risk-adjusted basis, geographic location, quality of resources, potential marketability and financial condition of lessees.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$308,352	$226,046	$873,054	$627,054
Net income attributable to PVR	$35,857	$7,937	$79,853	$28,890
Net income per limited partner unit, basic and diluted	$0.50	$0.21	$1.26	$0.75

During the year, we have made other acquisitions that individually and in the aggregate are not material for disclosure purposes. The aggregate cost of all other acquisitions was a net $26.9 million.

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

Our financial instruments that are subject to fair value disclosure consist of cash and cash equivalents, accounts receivable, accounts payable, derivatives and long-term debt. At September 30, 2011, the carrying values of all of these financial instruments, except the long-term debt with fixed interest rates, approximated fair value. The fair value of floating-rate debt approximates the carrying amount because the interest rates paid are based on short-term maturities. The fair value of our fixed-rate long-term debt is estimated based on the published market prices for the same or similar issues (a Level 1 category fair value measurement). As of September 30, 2011, the fair value of our fixed-rate debt was $285.0 million.

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

During the year, we have made other acquisitions that individually and in the aggregate are not material for disclosure purposes. The aggregate cost of all other acquisitions was a net $26.9 million.

The following table summarizes the fair value estimates for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis by category as of the acquisition date:

		Fair Value Measurements, Using
Description	Fair Value Measurements at Acquisition Date	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Middle Fork assets (1)	$97,776	$—	$—	$97,776
Middle Fork liabilities (1)	(2,060)	—	—	(2,060)
Other acquisitions, net (2)	26,919	—	—	26,919

Total	$122,635	$—	$—	$122,635

(1)	The Middle Fork assets and liabilities were acquired on January 25, 2011.
(2)	Other acquisitions were completed in the second and third quarters of 2011.

Recurring Fair Value Measurements

Certain assets and liabilities, including our derivatives, are measured at fair value on a recurring basis in our Consolidated Balance Sheet. The following tables summarize the valuation of these assets and liabilities for the periods presented:

		Fair Value Measurements at September 30, 2011, Using
Description	Fair Value Measurements at September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liabilities – current	$(3,048)	$—	$(3,048)	$—
Interest rate swap liabilities – noncurrent	(376)	—	(376)	—
Commodity derivative assets – current	1,381	—	1,381	—
Commodity derivative assets – noncurrent	332	—	332	—
Commodity derivative liabilities – current	(8,479)	—	(8,479)	—
Commodity derivative liabilities – noncurrent	(879)	—	(879)	—

Total	$(11,069)	$—	$(11,069)	$—

		Fair Value Measurements at December 31, 2010, Using
Description	Fair Value Measurements at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liabilities – current	$(7,647)	$—	$(7,647)	$—
Interest rate swap liabilities – noncurrent	(1,037)	—	(1,037)	—
Commodity derivative liabilities – current	(11,869)	—	(11,869)	—
Commodity derivative liabilities – noncurrent	(4,070)	—	(4,070)	—

Total	$(24,623)	$—	$(24,623)	$—

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

Natural Gas Midstream Segment Commodity Derivatives

We determine the fair values of our derivative agreements using third-party quoted forward prices for the respective commodities as of the end of the reporting period and discount rates adjusted for the credit risk of our counterparties if the derivative is in an asset position and our own credit risk if the derivative is in a liability position. The following table sets forth our commodity derivative positions as of September 30, 2011:

	Average Volume Per Day		Swap Price		Weighted Average Price		Fair Value at September 30, 2011
					Put	Call
NGL – natural gasoline collar	(gallons	)			(per gallon)
Fourth quarter 2011	95,000				$1.57	$1.94	$(2,492)
NGL – natural gasoline collar	(gallons	)			(per gallon)
First quarter 2012 through fourth quarter 2012	54,000				$1.75	$2.02	(3,138)
Crude oil collar	(barrels	)			(per barrel)
Fourth quarter 2011	400				$75.00	$98.50	109
Crude oil swap	(barrels	)	(per barrel	)
First quarter 2012 through fourth quarter 2012	600		$88.62				1,604
Natural gas purchase swap	(MMBtu	)	(MMBtu	)
Fourth quarter 2011	6,500		$5.80				(1,193)
Natural gas purchase swap	(MMBtu	)	(MMBtu	)
First quarter 2012 through fourth quarter 2012	4,000		$5.195				(1,370)
Settlements to be paid in subsequent period							(1,165)

Interest Rate Swaps

We have entered into the Interest Rate Swaps to establish fixed interest rates on a portion of the outstanding borrowings under the Revolver. The following table sets forth the positions of the Interest Rate Swaps as of September 30, 2011:

	Notional Amounts (in millions)	Swap Interest Rates (1)		Fair Value at September 30, 2011
Term		Pay	Receive
October 2011 – December 2011	$250.0	3.37%	LIBOR	$(1,907)
January 2011 – December 2012	$100.0	2.09%	LIBOR	$(1,517)

(1)	References to LIBOR represent the 3-month rate.

For the Interest Rate Swaps, we reported a (i) net derivative liability of $3.4 million at September 30, 2011 and (ii) gain in accumulated other comprehensive income (“AOCI”) of $0.8 million as of September 30, 2011. In connection with periodic settlements, we reclassified a total of $0.4 million of net hedging losses on the Interest Rate Swaps from AOCI to the derivatives line on the Consolidated Statements of Income during the nine months ended September 30, 2011. See the following “Financial Statement Impact of Derivatives” section for the impact of the Interest Rate Swaps on our Consolidated Financial Statements.

Financial Statement Impact of Derivatives

The following table summarizes the effects of our derivative activities, as well as the location of gains (losses) on our Consolidated Statements of Income for the periods presented:

	Location of derivatives recognized in income statement	Three Months Ended September 30,		Nine Months Ended September 30,
		2011	2010	2011	2010
Derivatives not designated as hedging instruments:
Interest rate contracts (1)	Interest expense	$—	$—	$—	$(1,090)
Interest rate contracts	Derivatives	(58)	(2,568)	(956)	(7,739)
Commodity contracts	Derivatives	8,748	(8,452)	(5,333)	(3,775)

Total increase (decrease) in net income resulting from derivatives		$8,690	$(11,020)	$(6,289)	$(12,604)

Realized and unrealized derivative impact:
Cash paid for commodity and interest rate contract settlements	Derivatives	$(6,699)	$(2,435)	$(19,477)	$(6,493)
Unrealized derivative gains (losses) (2)		15,389	(8,585)	13,188	(6,111)

Total increase (decrease) in net income resulting from derivatives		$8,690	$(11,020)	$(6,289)	$(12,604)

(1)	This activity represents Interest Rate Swap amounts reclassified out of AOCI and into interest expense.
(2)	This activity represents unrealized gains (losses) in the interest expense and derivatives caption on our Consolidated Statements of Income.

The following table summarizes the fair value of our derivative instruments, as well as the locations of these instruments, on our Consolidated Balance Sheets for the periods presented:

	Balance Sheet Location	Fair Values as of September 30, 2011		Fair Values as of December 31, 2010
		Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives not designated as hedging instruments:
Interest rate contracts	Derivative assets/liabilities – current	$—	$3,048	$—	$7,647
Interest rate contracts	Derivative assets/liabilities – noncurrent	—	376	—	1,037
Commodity contracts	Derivative assets/liabilities – current	1,381	8,479	—	11,869
Commodity contracts	Derivative assets/liabilities – noncurrent	332	879	—	4,070

Total derivatives not designated as hedging instruments		$1,713	$12,782	$—	$24,623

Total fair value of derivative instruments		$1,713	$12,782	$—	$24,623

As of September 30, 2011, we were not party to derivative instruments that were classified as fair value hedges or trading securities. In addition, as of September 30, 2011, we were not party to derivative instruments containing credit risk contingencies.

6.	Equity Investments

In September 2011, we entered into a joint venture to construct and operate a pipeline system to supply fresh water to natural gas producers drilling in the Marcellus Shale in Pennsylvania. The 12-inch diameter steel pipeline will largely parallel the trunk line of our existing gathering system in Lycoming County. As of September 30, 2011 our non-cash contribution to the joint venture was $4.8 million.

In accordance with the equity method of accounting, we recognized earnings from all equity investments in the aggregate of $4.3 million and $6.5 million for the nine months ended September 30, 2011 and 2010, with a corresponding increase in the investment. The equity investments generally pay quarterly distributions on their cash flow. We received distributions of $8.9 million and $9.0 million for the nine months ended September 30, 2011 and 2010. Equity earnings related to equity investments are recorded in other revenues on the Consolidated Statements of Income. The equity investments for all joint ventures are included in the equity investments caption on the Consolidated Balance Sheets.

Summarized financial information of unconsolidated equity investments is as follows for the periods presented:

	September 30, 2011	December 31, 2010
Current assets	$33,618	$43,367
Noncurrent assets	$213,591	$203,595
Current liabilities	$13,515	$6,890
Noncurrent liabilities	$2,520	$5,147

	Nine Months Ended September 30,
	2011	2010
Revenues	$43,074	$52,722
Expenses	$26,091	$25,438
Net income	$16,983	$27,284

7.	Long-term Debt

Revolver

On April 19, 2011, our wholly-owned subsidiary, PVR Finco LLC, entered into the first amendment to the amended and restated secured credit agreement increasing our borrowing capacity under the Revolver from $850.0 million to $1.0 billion and extending the maturity date to April 19, 2016. PVR Finco LLC has an option to increase the commitments under the Revolver by up to an additional $200.0 million, to a total of $1.2 billion, upon receipt of commitments from one or more lenders. The amendment did not change the collateral provisions of the Revolver which is secured by substantially all of our assets, including recent acquisitions. The interest rate under the Revolver fluctuates based on the ratio of our total indebtedness-to-EBITDA. Interest is payable at the base rate plus an applicable margin ranging from 0.75% to 1.75% if we select the base rate indebtedness option under the Revolver or at a rate derived from LIBOR plus an applicable margin ranging from 1.75% to 2.75% if we select the LIBOR-based indebtedness option. As of September 30, 2011, net of outstanding indebtedness of $635.0 million and letters of credit of $1.6 million, we had remaining borrowing capacity of $363.4 million on the Revolver. The weighted average interest rate on borrowings outstanding under the Revolver during the nine months ended September 30, 2011 was approximately 2.7%. We do not have a public rating for the Revolver. As of September 30, 2011, we were in compliance with all covenants under the Revolver.

8.	Partners’ Capital and Distributions

As of September 30, 2011, partners’ capital consisted of approximately 71.0 million common units. As noted in the Consolidated Statement of Partners’ Capital and Comprehensive Income and described in Note 1, Organization, and Note 2, Basis of Presentation, our outstanding number of units has changed significantly in connection with the Merger.

Net Income per Limited Partner Unit

Basic net income per limited partner unit is computed by dividing net income allocable to limited partners by the weighted average number of limited partner and vested deferred common units outstanding during the period. Diluted net income per limited partner unit is computed by dividing net income allocable to limited partners by the weighted average number of limited partner and vested deferred common units outstanding during the period and, when dilutive, phantom units. For the three and nine months ended September 30, 2011, weighted average awards of 39 thousand and 24 thousand phantom units were excluded from the diluted net income per limited partner unit calculation because the inclusion of these phantom units would have had an antidilutive effect. The three and nine months ended September 30, 2010 computation of net income per limited partner unit relates to the financial statements of PVG prior to the effective date of the Merger. For the three and nine months ended September 30, 2010, PVG did not have any phantom units or other participating securities outstanding, which would affect the computation of net income per limited partner unit.

The following table reconciles the computation of net income to net income allocable to limited partners:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$35,857	$10,145	$79,026	$45,933
Net loss (income) attributable to noncontrolling interests, pre-merger (Note 1)	—	(2,864)	664	(18,671)

Net income attributable to Penn Virginia Resource Partners, L.P.	$35,857	$7,281	$79,690	$27,262
Adjustments:
Distributions to participating securities	(111)	—	(300)	—
Participating securities’ allocable share of net income	(111)	—	(256)	—

Net income allocable to limited partners, basic	$35,635	$7,281	$79,134	$27,262
Participating securities’ allocable share of net income	111	—	256	—
Participating securities’ earnings reallocated to unvested securities	(111)	—	(256)	—

Net income allocable to limited partners, diluted	$35,635	$7,281	$79,134	$27,262

Net income per limited partner unit, basic	$0.50	$0.19	$1.26	$0.71
Net income per limited partner unit, basic and diluted	$0.50	$0.19	$1.26	$0.71
Weighted average limited partner units, basic and diluted	71,197	38,293	63,019	38,293

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

The following table reflects the allocation of total cash distributions paid by us during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
PVG limited partners	$—	$15,239	$15,239	$45,326
PVR limited partners (1)	34,777	15,347	84,188	45,671
PVR phantom units	110	33	269	406

Total cash distribution paid during period	$34,887	$30,619	$99,696	$91,403

(1)	PVR limited partner unit distributions represent distributions paid to public unitholders and not to units owned by PVG prior to the Merger.

9.	Related-Party Transactions

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Consolidated Statements of Income:
Natural gas midstream revenues	$—	$—	$—	$29,002
Other income	$—	$—	$—	$787
Cost of gas purchased	$—	$—	$—	$27,780
General and administrative	$—	$—	$—	$1,906

10.	Unit-Based Compensation

The Penn Virginia Resource GP, LLC Sixth Amended and Restated Long-Term Incentive Plan (the “LTIP”) permits the grant of common units, deferred common units, unit options, restricted units and phantom units to employees and directors of our general partner and its affiliates. Common units and deferred common units granted under the LTIP are immediately vested, and we recognize compensation expense related to those grants on the grant date. Restricted units and phantom units granted under the LTIP generally vest over a three-year period, and we recognize compensation expense related to those grants on a straight-line basis over the vesting period. Compensation expense related to these grants is recorded in the general and administrative expenses caption on our Consolidated Statements of Income. During the nine months ended September 30, 2011, we granted 264 thousand phantom units at a weighted average grant-date fair value of $29.16, including 155 thousand time-based phantom units and 109 thousand performance-based phantom units.

Time-based phantom units vest over a three-year period, with one-third vesting in each year. Some of the phantom units vested during the third quarter. A portion of the vested units were withheld for payroll taxes with the recipient receiving the net vested units.

Performance-based phantom units cliff-vest at the end of a three year period. The number of units that vest could range from 0% to 200% and depends on the outcome of unit market performance compared to peers and key results of operations metrics. Performance-based phantom units are entitled to forfeitable distribution equivalent rights which accumulate over the term of the units and will be paid in cash to the grantees at the date of vesting. The fair value of each performance-based phantom unit was estimated on the date of grant as $30.92 using a Monte Carlo simulation approach that uses the assumptions noted in the following table. Expected volatilities are based on historical changes in the market value of our common units. We base the risk-free interest rate on the U.S. Treasury rate for the week of the grant having a term equal to the expected life of the phantom units, continuously compounded.

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

In connection with the normal three-year vesting of phantom and restricted units, as well as common unit and deferred common unit awards, we recognized the following expense during the periods presented: .

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Restricted units	$—	$—	$—	$1,172
Phantom units	826	130	2,186	6,017
Director deferred and common units	140	285	619	862

	$966	$415	$2,805	$8,051

11.	Commitments and Contingencies

Legal

We are involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, our management believes that these claims will not have a material adverse effect on our financial position, results of operations or cash flows.

Environmental Compliance

As of September 30, 2011 and December 31, 2010, our environmental liabilities were $0.8 million and $0.9 million, which represents our best estimate of the liabilities as of those dates. We have reclamation bonding requirements with respect to certain unleased and inactive properties. Given the uncertainty of when a reclamation area will meet regulatory standards, a change in this estimate could occur in the future.

Mine Health and Safety Laws

There are numerous mine health and safety laws and regulations applicable to the coal mining industry. However, since we do not operate any mines and do not employ any coal miners, we are not subject to such laws and regulations. Accordingly, we have not accrued any related liabilities.

Customer Credit Risk

For the nine months ended September 30, 2011, revenues of each of our four largest natural gas midstream segment customers were $124.4 million, $76.5 million, $75.3 million and $72.7 million, for an aggregate of 40% of our total consolidated revenues. At September 30, 2011, 35% of our consolidated accounts receivable related to these customers.

12.	Segment Information

Our reportable segments are as follows:

•

Coal and Natural Resource Management – Our coal and natural resource management segment primarily involves the management and leasing of coal properties and the subsequent collection of royalties. We also earn revenues from other land management activities, such as selling standing timber, leasing coal-related infrastructure facilities and collecting oil and gas royalties.

•

Natural Gas Midstream – Our natural gas midstream segment is engaged in providing natural gas processing, gathering and other related services. In addition, we own member interests in joint ventures that gather and transport natural gas and water.

•	The corporate and other caption primarily represents corporate functions.

The following tables present a summary of certain financial information relating to our segments for the periods presented:

	Revenues		Operating income
	Three Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Coal and natural resource management	$47,456	$40,408	$29,831	$26,374
Natural gas midstream	260,896	182,421	7,744	5,956
Corporate and other	—	—	—	(637)

Totals	$308,352	$222,829	$37,575	$31,693

Interest expense			(10,528)	(10,639)
Derivatives			8,690	(11,020)
Other			120	111

Net income			$35,857	$10,145

	Additions to property and equipment		Depreciation, depletion & amortization
	Three Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Coal and natural resource management	$190	$169	$9,572	$7,440
Natural gas midstream	66,905	33,077	12,891	11,262

Totals	$67,095	$33,246	$22,463	$18,702

	Revenues		Operating income
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Coal and natural resource management	$144,429	$114,550	$90,485	$71,516
Natural gas midstream	727,772	504,189	28,252	13,436
Corporate and other	—	—	—	(2,791)

Totals	$872,201	$618,739	$118,737	$82,161

Interest expense			(33,806)	(25,368)
Derivatives			(6,289)	(11,514)
Other			384	654

Net income			$79,026	$45,933

	Additions to property and equipment		Depreciation, depletion & amortization
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Coal and natural resource management	$110,898	$18,283	$27,978	$22,145
Natural gas midstream	153,033	57,560	37,379	32,638

Totals	$263,931	$75,843	$65,357	$54,783

	Total assets at
	September 30,	December 31,
	2011	2010
Coal and natural resource management	$682,307	$585,559
Natural gas midstream	828,353	711,942
Corporate and other	—	6,704

Totals	$1,510,660	$1,304,205

13.	Subsequent Event

In October 2011, the Coal and Natural Resources segment acquired properties which include coal, timber and oil and gas assets for approximately $21.6 million in West Virginia. We used borrowings under our Revolver to finance this acquisition.

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

•	operating risks, including unanticipated geological problems, incidental to our coal and natural resource management or natural gas midstream businesses;

•	our ability to acquire new coal reserves or natural gas midstream assets and new sources of natural gas supply and connections to third-party pipelines on satisfactory terms, or at all;

•	our ability to retain existing or acquire new natural gas midstream customers and coal lessees;

•	the ability of our lessees to produce sufficient quantities of coal on an economic basis from our reserves and obtain favorable contracts for such production;

•	the occurrence of unusual weather or operating conditions including force majeure events;

•	delays in anticipated start-up dates of our lessees’ mining operations and related coal infrastructure projects and new processing plants in our natural gas midstream business;

•	environmental risks affecting the mining of coal reserves or the production, gathering and processing of natural gas;

•	the timing of receipt of necessary governmental permits by us or our lessees;

•	hedging results;

•	accidents;

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

After the Merger, the board of directors of PVR’s general partner, PVR GP, consisted of nine members, six of whom were existing members of the PVR GP board of directors before the Merger and three of whom were the three existing members of the conflicts committee of the board of directors of PVG GP prior to the Merger. On June 22, 2011, PVR held its annual meeting and all nine directors were re-elected to serve on the PVR GP board until PVR’s 2012 annual unitholder meeting.

During the nine months ended September 30, 2011 and for the year ended December 31, 2010, we incurred $6.6 million and $4.6 million of direct costs associated with the Merger. The aggregate costs of $11.2 million were charged to partners’ capital upon the effective date of the Merger in 2011. At December 31, 2010, the $4.6 million of costs incurred at that time were included in other long-term assets on the consolidated balance sheet, and were transferred to partners’ capital upon the effective date of the merger. Cumulative costs incurred and paid during the three and nine months ended September 30, 2011 are reported under the caption “Cash paid for merger” in the financing activities section of the consolidated statement of cash flows.

The following diagrams depict the ownership structure of PVR and PVG before and immediately following the Merger:

Key Developments

For the nine months ended September 30, 2011, the following general business developments and corporate actions had an impact, or will have an impact, on our results of operations. A discussion of these key developments follows:

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

Natural Gas Midstream Segment

Aqua Joint Venture

In September 2011, we entered into a joint venture to construct and operate a pipeline system to supply fresh water to natural gas producers drilling in the Marcellus Shale in Pennsylvania. The 12-inch diameter steel pipeline will largely parallel the trunk line of our existing gathering system in Lycoming County. As of September 30, 2011 our contribution to the joint venture was $4.8 million.

Marcellus Shale Construction

During 2010, we began construction of gathering systems in Wyoming and Lycoming Counties in Pennsylvania. We have completed initial construction of 12-inch gas gathering pipelines in Wyoming County and began gathering natural gas on the system in June 2010. In February 2011, we commenced operations on the first phase of the Lycoming County system. In April 2011, we also began construction on the second phase of the Lycoming County system, which is expected to be operational in the first quarter of 2012. Construction and development to provide gathering, compression and related services in Lycoming and Wyoming Counties is ongoing. These Wyoming and Lycoming Counties gathering and transportation infrastructures are expected to capture anticipated volumes in the Marcellus Shale area, where we have been spending, and expect to continue to spend, a significant portion of our growth capital over the next year, and for the foreseeable future.

Panhandle

Due to the increased well development activities in the Panhandle region of the Midstream operations, our system volumes have increased significantly over past years’ volumes. The increase in the volumes we have under contract in the Granite Wash has outpaced the capacity of our processing plants in the Panhandle. Further, third-party processing plants in the Panhandle region, that we have traditionally relied on to manage overruns in volumes, are fully utilized and unable to handle our excess volumes. Accordingly, we have had to forego processing a significant amount of our volumes in the Panhandle which has adversely impacted our gross margins during the third quarter. Although we have recently been able to utilize some off system processing capacity, we expect these constraints to continue through the fourth quarter and the beginning of the first quarter 2012. We have taken affirmative steps to alleviate this processing capacity constraint, including the acquisition of the Antelope Hills processing facility in June 2011, the previously announced Phase One expansion of the Antelope Hills facility from 20 mmcf/day to 80 mmcf/day, and the most recently announced Phase Two expansion of that facility to bring the processing capacity to 140 mmcf/day. Phase One is scheduled to be in service in the first quarter of 2012 and is expected to provide significant relief to our current processing capacity constraints. Phase Two is expected to be operational in the third quarter of 2012, and it will enable us to meet our expected future processing requirements as volumes continue to grow. We are also improving the connectivity between our Antelope Hills, Beaver and Sweetwater plants to enable us to better utilize our Panhandle processing capabilities and better serve the growing needs of the area producers, including those in the Granite Wash.

2011 Commodity Prices

Coal royalties, which accounted for 86% of the coal and natural resource management segment revenues for the nine months ended September 30, 2011 and 2010, were higher as compared to 2010. The increase was attributed to increased production and higher realized coal royalty per ton primarily in the Central Appalachian and San Juan regions. Average coal prices received by lessees have increased in 2011 compared to the same period of 2010 due to strong market pricing for thermal and metallurgical coal.

The average commodity prices for crude oil and natural gas liquids, or NGLs, for 2011 increased from levels experienced in 2010, while natural gas prices decreased for the comparable periods.

Revenues, profitability and the future rate of growth of our natural gas midstream segment are highly dependent on market demand and prevailing NGL and natural gas prices. Historically, changes in the prices of most NGL products have generally correlated with changes in the price of crude oil. NGL and natural gas prices have been subject to significant volatility in recent years in response to changes in the supply and demand for NGL products and natural gas market demand. As part of our risk management strategy, we use derivative financial instruments to hedge NGLs sold and natural gas purchased. Our derivative financial instruments include costless collars and swaps. Based upon current volumes, we have entered into hedging arrangements covering 105% and 62% of our commodity-sensitive volumes in 2011 and 2012. The coverage amounts are high due to the processing capacity constraints in the Panhandle region. These constraints have caused PVR to bypass more of its owned natural gas without processing; lowering the net NGL recoveries specific to PVR. Historically, we have targeted hedging 50% to 60% of our commodity sensitive volumes.

Liquidity and Capital Resources

Cash Flows

On an ongoing basis, we generally satisfy our working capital requirements and fund our capital expenditures using cash generated from our operations, borrowings under the Revolver and proceeds from debt and equity offerings. As discussed in more detail in “– Sources of Liquidity” below, as of September 30, 2011, we had availability of $363.4 million on the Revolver. We fund our debt service obligations and distributions to unitholders solely using cash generated from our operations. We believe that the cash generated from our operations and our borrowing capacity will be sufficient to meet our working capital requirements, anticipated capital expenditures (other than major capital improvements or acquisitions), debt service and distributions. However, our ability to meet these requirements in the future will depend upon our future operating performance, which will be affected by prevailing economic conditions in the coal industry and natural gas midstream market, most of which are beyond our control.

The following table summarizes our statements of cash flow for the periods presented:

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$79,026	$45,933
Adjustments to reconcile net income to net cash provided by operating activities (summarized)	63,435	72,939
Net changes in operating assets and liabilities	(153)	21,959

Net cash provided by operating activities	142,308	140,831
Net cash used in investing activities (summarized)	(261,373)	(74,858)
Net cash provided by (used in) financing activities (summarized)	117,009	(66,772)

Net decrease in cash and cash equivalents	$(2,056)	$(799)

Cash Flows From Operating Activities

The overall increase in net cash provided by operating activities in the nine months ended September 30, 2011 as compared to the same period in 2010 was driven by an increase in coal royalties and an increase in the natural gas midstream segment’s gross margin. These increases were partially offset by net change in operating assets and liabilities, increased operating expenses, interest expense and derivative settlements paid.

Cash Flows From Investing Activities

Net cash used in investing activities was primarily for capital expenditures. The following table sets forth our capital expenditures program, adjusted for accruals and noncash items, for the periods presented:

	Nine Months Ended September 30,
	2011	2010
Coal and natural resource management
Acquisitions	$111,976	$17,870
Maintenance	687	484

Total	112,663	18,354

Natural gas midstream
Acquisitions	12,243	—
Internal growth	127,498	53,011
Maintenance	7,845	9,873

Total	147,586	62,884

Total capital expenditures	$260,249	$81,238

In January 2011, we completed the acquisition of the Middle Fork properties, which added significant coal reserves to our coal and natural resource segment in the Central Appalachia region. In June 2011, we completed two additional acquisitions. The Oatsville acquisition was in the Illinois Basin and we acquired 26.8 million tons of additional coal reserves. The Antelope Hills plant acquisition added capacity to our Panhandle system in our Natural Gas Midstream segment. Our natural gas midstream internal growth capital expenditures for the nine months ended September 30, 2011 and 2010 were expended primarily to expand our operational footprint in our Marcellus Shale and Panhandle systems.

Cash Flows From Financing Activities

During the nine months ended September 30, 2011, we incurred net borrowings of $227.0 million to fund our coal and natural resources and natural gas midstream acquisitions and to finance the natural gas midstream capital expenditures. During the nine months ended September 30, 2010, we issued $300.0 million in senior notes and used the proceeds, net of expenses, to pay down the Revolver. We also paid $6.6 million of direct costs incurred related to the Merger in 2011, and $3.7 million and $19.2 million of debt issuance costs for the nine months ended September 30, 2011 and 2010. During the nine months ended September 30, 2011 and 2010 we paid cash distributions to our unitholders of $99.7 million and $91.4 million.

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

PENN VIRGINIA RESOURCE PARTNERS, L.P.

CERTAIN NON-GAAP FINANCIAL MEASURES – unaudited

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Reconciliation of GAAP “Operating Income” to Non-GAAP “EBITDA”
Operating income	$37,575	$31,693	$118,737	$82,161
Depreciation, depletion and amortization	22,463	18,702	65,357	54,783

EBITDA (a)	$60,038	$50,395	$184,094	$136,944

Reconciliation of GAAP “Net income” to Non-GAAP “Distributable cash flow”
Net income	$35,857	$10,145	$79,026	$45,933
Depreciation, depletion and amortization	22,463	18,702	65,357	54,783
Commodity derivative contracts:
Derivative losses (gains) included in net income	(8,690)	11,020	6,289	12,604
Cash payments to settle derivatives for the period	(6,699)	(2,435)	(19,477)	(6,493)
Equity earnings from joint ventures, net of distributions	2,818	110	4,635	2,500
Maintenance capital expenditures	(2,884)	(4,246)	(8,532)	(10,357)
Replacement capital expenditures	(6,725)	—	(20,175)	—

Distributable cash flow (b)	$36,140	$33,296	$107,123	$98,970

Distribution to Partners:
PVG limited partners	$—	$15,239	$15,239	$45,326
PVR limited partners (c)	34,777	15,347	84,188	45,671
PVR phantom units (d)	110	33	269	406

Total cash distribution paid during period	$34,887	$30,619	$99,696	$91,403

Reconciliation of GAAP “Net income” to Non-GAAP “Net income as adjusted”
Net income	$35,857	$10,145	$79,026	$45,933
Adjustments for derivatives:
Derivative losses (gains) included in net income	(8,690)	11,020	6,289	12,604
Cash payments to settle derivatives for the period	(6,699)	(2,435)	(19,477)	(6,493)

Net income, as adjusted (e)	$20,468	$18,730	$65,838	$52,044

(a)	EBITDA, or earnings before interest, tax and depreciation, depletion and amortization (“DD&A”), represents operating income plus DD&A, plus impairments. We believe this presentation is commonly used by investors and professional research analysts in the valuation, comparison, rating and investment recommendations of companies in the coal and natural gas midstream industries. We use this information for comparative purposes within the industry. EBITDA is not a measure of financial performance under GAAP and should not be considered as a measure of liquidity or as an alternative to net income.
(b)	Distributable cash flow represents net income plus DD&A expenses, plus impairments, plus (minus) derivative losses (gains) included in net income, plus (minus) cash received (paid) to settle derivatives, minus equity earnings in joint ventures, plus cash distributions from joint ventures, minus maintenance capital expenditures, minus replacement capital expenditures. Distributable cash flow is a significant liquidity metric which is an indicator of our ability to generate cash flows at a level that can sustain or support the quarterly cash distributions paid to our partners. Distributable cash flow is also the quantitative standard used by investors and professional research analysts in the valuation, comparison, rating and investment recommendations of publicly traded partnerships. Distributable cash flow is presented because we believe it is a useful adjunct to net cash provided by operating activities under GAAP. Distributable cash flow is not a measure of financial performance under GAAP and should not be considered as an alternative to cash flows from operating, investing or financing activities, as an indicator of cash flows, as a measure of liquidity or as an alternative to net income.
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

Sources of Liquidity

Long-Term Debt

Revolver. On April 19, 2011, we entered into an amended and restated secured credit agreement increasing our borrowing capacity under the Revolver from $850 million to $1.0 billion and extending the maturity date until April 19, 2016. The interest rate under the Revolver fluctuates based on the ratio of our total indebtedness-to-EBITDA. As of April 19, 2011, interest is payable at the base rate plus an applicable margin ranging from 0.75% to 1.75% if we select the base rate indebtedness option under the Revolver or at a rate derived from LIBOR plus an applicable margin ranging from 1.75% to 2.75% if we select the LIBOR-based indebtedness option. As of September 30, 2011, net of outstanding indebtedness of $635.0 million and letters of credit of $1.6 million, we had remaining borrowing capacity of $363.4 million on the $1.0 billion Revolver. The Revolver is available to provide funds for general partnership purposes, including working capital, capital expenditures, acquisitions and quarterly distributions. The weighted average interest rate on borrowings outstanding under the Revolver during the nine months ended September 30, 2011 was approximately 2.7%. We do not have a public rating for the Revolver. As of September 30, 2011, we were in compliance with all of our covenants under the Revolver.

Interest Rate Swaps. We entered into interest rate swaps, or the Interest Rate Swaps, to establish fixed rates on a portion of the outstanding borrowings under the Revolver. The following table sets forth the Interest Rate Swap positions as of September 30, 2011:

	Notional Amounts (in millions)	Swap Interest Rates (1)
Term		Pay	Receive
October 2011 – December 2011	$250.0	3.37%	LIBOR
December 2011 – December 2012	$100.0	2.09%	LIBOR

(1)	References to LIBOR represent the 3-month rate.

After considering the applicable margin of 2.25% in effect as of September 30, 2011, the total interest rate on the $250.0 million portion of the Revolver borrowings covered by the Interest Rate Swaps was 5.62% as of September 30, 2011.

Senior Notes. In April 2010, we sold $300.0 million of Senior Notes due on April 15, 2018 with an annual interest rate of 8.25%, which is payable semi-annually in arrears on April 15 and October 15 of each year. The Senior Notes were sold at par, equating to an effective yield to maturity of 8.25%. The net proceeds from the sale of the Senior Notes of $292.6 million, after deducting fees and expenses of $7.4 million, were used to repay borrowings under the Revolver. The Senior Notes are senior to any subordinated indebtedness, and are effectively subordinated to all of our secured indebtedness including the Revolver to the extent of the collateral securing that indebtedness. The obligations under the Senior Notes are fully and unconditionally guaranteed by our current and future subsidiaries, which are also guarantors under the Revolver.

Future Capital Needs and Commitments

As of September 30, 2011, our remaining borrowing capacity under the $1.0 billion Revolver of $363.4 million is sufficient to meet our anticipated 2011 capital needs and commitments (other than major capital improvements or acquisitions). Our short-term cash requirements for operating expenses and quarterly distributions to our unitholders are expected to be funded through operating cash flows. In 2011, we expect to invest approximately $180 million to $200 million in internal growth capital, excluding acquisitions. The majority of the 2011 internal growth capital is expected to be incurred in the natural gas midstream segment, primarily in the Marcellus Shale region. Long-term cash requirements for acquisitions and internal growth capital are expected to be funded by operating cash flows, borrowings under the Revolver and issuances of additional debt and equity securities, if available under commercially acceptable terms.

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

Results of Operations

Consolidated Review

The following table presents summary consolidated results for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$308,352	$222,829	$872,201	$618,739
Expenses	(270,777)	(191,136)	(753,464)	(536,578)

Operating income	37,575	31,693	118,737	82,161
Other expense	(1,718)	(21,548)	(39,711)	(36,228)

Net income	35,857	10,145	79,026	45,933
Net loss (income) attributable to noncontrolling interests, pre-merger (Note 1)	—	(2,864)	664	(18,671)

Net income attributable to Penn Virginia Resource Partners, L.P.	$35,857	$7,281	$79,690	$27,262

Coal and Natural Resource Management Segment

Three Months Ended September 30, 2011 Compared with Three Months Ended September 30, 2010

The following table sets forth a summary of certain financial and other data for our coal and natural resource management segment and the percentage change for the periods presented:

	Three Months Ended September 30,		Favorable (Unfavorable)	% Change Favorable (Unfavorable)
	2011	2010
Financial Highlights
Revenues
Coal royalties	$40,977	$34,983	$5,994	17%
Coal services	2,151	1,975	176	9%
Timber	1,457	1,437	20	1%
Oil and gas royalty	1,234	631	603	96%
Other	1,637	1,382	255	18%

Total revenues	47,456	40,408	7,048	17%

Expenses
Operating	4,282	2,908	(1,374)	(47%)
General and administrative	3,771	3,686	(85)	(2%)
Depreciation, depletion and amortization	9,572	7,440	(2,132)	(29%)

Total expenses	17,625	14,034	(3,591)	(26%)

Operating income	$29,831	$26,374	$3,457	13%

Other data
Coal royalty tons by region
Central Appalachia	4,753	4,805	(52)	(1%)
Northern Appalachia	598	828	(230)	(28%)
Illinois Basin	1,191	987	204	21%
San Juan Basin	2,937	1,910	1,027	54%

Total tons	9,479	8,530	949	11%

Coal royalties revenues by region
Central Appalachia	$29,219	$25,868	$3,351	13%
Northern Appalachia	1,821	2,177	(356)	(16%)
Illinois Basin	3,327	2,756	571	21%
San Juan Basin	6,610	4,182	2,428	58%

Total royalties	$40,977	$34,983	$5,994	17%

Coal royalties per ton by region ($/ton)
Central Appalachia	$6.15	$5.38	$0.77	14%
Northern Appalachia	3.05	2.63	0.42	16%
Illinois Basin	2.79	2.79	—	0%
San Juan Basin	2.25	2.19	0.06	3%

Average royalties per ton	$4.32	$4.10	$0.22	5%

Revenues

Coal royalties revenues increased due to higher production and realized coal royalties per ton. The Middle Fork acquisition on January 25, 2011 contributed $3.2 million to the Central Appalachia coal royalties and 0.5 million tons of coal production. Offsetting the newly acquired production in the Central Appalachia region was a decrease in production related to the temporary movement of longwall operations off of PVR’s property. Equipment added during 2010 to the mines in the San Juan Basin continues to increase production and related coal royalties compared to the prior year.

Coal royalties per ton increased in all regions, except for the Illinois Basin, which did not change, for the third quarter of 2011 compared to the same quarter of last year. In Central Appalachia, average coal prices received by lessees have increased due to the strong market pricing for thermal and metallurgical coal.

Consistent with the increase in coal production, the coal services revenues have increased in 2011.

Oil and gas royalty income has increased in the third quarter of 2011 over the same period of 2010 due to the 2011 settlement against a producer for deductions made on past royalties, as well as the $0.2 million royalties earned from the Middle Fork acquisition.

Other revenues in the third quarter of 2011 have increased due to minimum royalty forfeitures. Based upon lease contracts, which vary by lessee, lessees paying minimum royalties have an established time to recoup minimum royalties paid. If the stated levels of production have not occurred after the exhaustion of that time period, the minimum payments are recognized into earnings.

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

Nine Months Ended September 30, 2011 Compared with Nine Months Ended September 30, 2010

The following table sets forth a summary of certain financial and other data for our coal and natural resource management segment and the percentage change for the periods presented:

	Nine Months Ended September 30,		Favorable (Unfavorable)	% Change Favorable (Unfavorable)
	2011	2010
Financial Highlights
Revenues
Coal royalties	$124,546	$98,088	$26,458	27%
Coal services	6,739	5,976	763	13%
Timber	3,834	4,488	(654)	(15%)
Oil and gas royalty	3,016	2,000	1,016	51%
Other	6,294	3,998	2,296	57%

Total revenues	144,429	114,550	29,879	26%

Expenses
Operating	11,815	7,670	(4,145)	(54%)
General and administrative	14,151	13,219	(932)	(7%)
Depreciation, depletion and amortization	27,978	22,145	(5,833)	(26%)

Total expenses	53,944	43,034	(10,910)	(25%)

Operating income	$90,485	$71,516	18,969	27%

Other data
Coal royalty tons by region
Central Appalachia	15,163	13,746	1,417	10%
Northern Appalachia	2,840	2,935	(95)	(3%)
Illinois Basin	3,580	3,176	404	13%
San Juan Basin	7,918	5,788	2,130	37%

Total tons	29,501	25,645	3,856	15%

Coal royalties revenues by region
Central Appalachia	$91,069	$70,592	$20,477	29%
Northern Appalachia	6,306	6,137	169	3%
Illinois Basin	9,302	8,685	617	7%
San Juan Basin	17,869	12,674	5,195	41%

Total royalties	$124,546	$98,088	$26,458	27%

Coal royalties per ton by region ($/ton)
Central Appalachia	$6.01	$5.14	$0.87	17%
Northern Appalachia	2.22	2.09	0.13	6%
Illinois Basin	2.60	2.73	(0.13)	(5%)
San Juan Basin	2.26	2.19	0.07	3%

Average royalties per ton	$4.22	$3.82	$0.40	10%

Revenues

Coal royalties revenues increased due to higher production and realized coal royalties per ton. The Middle Fork acquisition on January 25, 2011 contributed $8.2 million to Central Appalachia coal royalties and 1.3 million tons of coal production. Improved mining conditions, new mines starting up and the metallurgical coal market accounted for the remainder of the tonnage increase in Central Appalachia. Equipment added during 2010 to the mines in the San Juan Basin continues to increase production and related coal royalties compared to the prior year.

Coal royalties per ton increased in all regions in 2011 compared to last year, except for the Illinois Basin. In Central Appalachia, average coal prices received by lessees have increased due to the strong market pricing for thermal and metallurgical coal. The reduced realized royalty rate in the Illinois Basin is due to contractual changes in royalties we receive on some properties in this region.

Consistent with the increase in coal production, the coal services revenues have increased in 2011.

Timber revenues have decreased due to a decrease in timber harvested and average price received per board foot this year. These decreases are associated with the depressed construction and furniture making industries.

Oil and gas royalty income has increased in 2011 due to a settlement against a producer for deductions made on past royalties. The Middle Fork acquisition and the $0.4 million royalties earned from these properties have also contributed to the increase.

Other revenues in 2011 have increased due to minimum royalty forfeitures. Based upon lease contracts, which vary by lessee, lessees paying minimum royalties have an established time to recoup minimum royalties paid. If the stated levels of production have not occurred after the exhaustion of that time period, the minimum payments are recognized into earnings. Additionally, a gain on sale of property to a local oil and gas company related to their exploration activities was recognized in the second quarter of 2011 contributing to the increased other revenues for the year.

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

Natural Gas Midstream Segment

Three Months Ended September 30, 2011 Compared with Three Months Ended September 30, 2010

The following table sets forth a summary of certain financial and other data for our natural gas midstream segment and the percentage change for the periods presented:

	Three Months Ended September 30,		Favorable (Unfavorable)	% Change Favorable (Unfavorable)
	2011	2010
Financial Highlights
Revenues
Residue gas	$120,240	$98,534	$21,706	22%
Natural gas liquids	121,121	73,500	47,621	65%
Condensate	8,268	4,814	3,454	72%
Gathering, processing and transportation fees	10,081	3,359	6,722	200%

Total natural gas midstream revenues	259,710	180,207	79,503	44%
Equity earnings in equity investments	601	1,639	(1,038)	(63%)
Producer services and other	585	575	10	2%

Total revenues	260,896	182,421	78,475	43%

Expenses
Cost of gas purchased	223,762	151,657	(72,105)	(48%)
Operating	11,515	8,840	(2,675)	(30%)
General and administrative	4,984	4,706	(278)	(6%)
Depreciation and amortization	12,891	11,262	(1,629)	(14%)

Total operating expenses	253,152	176,465	(76,687)	(43%)

Operating income	$7,744	$5,956	$1,788	30%

Operating Statistics
Daily throughput volumes (MMcfd)	504	394	110	28%
Gross margin	$35,948	$28,550	$7,398	26%
Cash impact of derivatives	(4,726)	(584)	(4,142)	709%

Gross margin, adjusted for impact of derivatives	$31,222	$27,966	$3,256	12%

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

Overall, the gross margin increase was a result of higher system volumes, as well as higher NGL and higher fractionation, or frac, spreads. Frac spreads are the difference between the price of NGLs sold and the cost of natural gas purchased on a per MMBtu basis. For the comparative quarters, natural gas prices were down. Offsetting the higher volumes and commodity prices was a change in contract mix. Given our completion of certain assets in the Marcellus Shale, we gathered and transported an average of 63 MMcfd during the third quarter 2011 of fee-based volumes from these assets. This added to the mix a lower-risk, lower-margin element to our total gross margin. Gross margin from the Marcellus System in the third quarter was $7.7 million. We process gas under three general types of contracts (gas purchase/keep whole contracts, percentage-of-proceeds contracts, and fee-based arrangements). These contracts are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2010. New gas volumes being added to our Panhandle system are primarily under fee-based processing percentage-of-proceeds contracts where we return the NGL revenue to the producers. The result of this is a relative volumetric decrease in the higher commodity-risked, higher-margin gas purchase/keep whole contracts; however, the performance of these contracts does suffer during periods when we experience processing capacity constraints.

Due to the increased well development activities in the Panhandle region of the Midstream operations, our system volumes have increased significantly over past years’ volumes. The increase in the volumes we have under contract in the Granite Wash has outpaced the capacity of our processing plants in the Panhandle. Further, third-party processing plants in the Panhandle region, that we have traditionally relied on to manage overruns in volumes, are fully utilized and unable to handle our excess volumes. Accordingly, we have had to forego processing a significant amount of our volumes in the Panhandle which has adversely impacted our gross margins during the third quarter. Although we have recently been able to utilize some off system processing capacity, we expect these constraints to continue through the fourth quarter and the beginning of the first quarter 2012. We have taken affirmative steps to alleviate this processing capacity constraint, including the acquisition of the Antelope Hills processing facility in June 2011, the previously announced Phase One expansion of the Antelope Hills facility from 20 mmcf/day to 80 mmcf/day, and the most recently announced Phase Two expansion of that facility to bring the processing capacity to 140 mmcf/day. Phase One is scheduled to be in service in the first quarter of 2012 and is expected to provide significant relief to our current processing capacity constraints. Phase Two is expected to be operational in the third quarter of 2012, and it will enable us to meet our expected future processing requirements as volumes continue to grow. We are also improving the connectivity between our Antelope Hills, Beaver and Sweetwater plants to enable us to better utilize our Panhandle processing capabilities and better serve the growing needs of the area producers, including those in the Granite Wash.

We generated a significant portion of our gross margin from contractual arrangements under which the gross margin is exposed to increases and decreases in the price of natural gas and NGLs. As part of our risk management strategy, we use derivative financial instruments to hedge NGLs sold and natural gas purchased. Midstream gross margin, including the cash impact of midstream derivatives, was $31.2 million compared to $28.0 million. This $3.2 million increase was primarily due to the increased system volumes, partially offset by a relative increase in lower-risk, lower-margin, percentage of proceeds and fee-based contracts (as noted above), lower margins as a result of the capacity constraints, as well as increased derivative settlements given the higher commodity prices.

Expenses

Operating expenses increased due to our expansion projects and acquisitions. The related costs of these growing or acquired facilities included increased costs of labor, chemicals, compressor rentals, and property tax.

Depreciation and amortization expenses increased primarily due to acquisitions and capital expansions in the Marcellus Shale and Panhandle systems.

Nine Months Ended September 30, 2011 Compared with Nine Months Ended September 30, 2010

The following table sets forth a summary of certain financial and other data for our natural gas midstream segment and the percentage change for the periods presented:

	Nine Months Ended September 30,		Favorable (Unfavorable)	% Change Favorable (Unfavorable)
	2011	2010
Financial Highlights
Revenues
Residue gas (1)	$324,447	$270,763	$53,684	20%
Natural gas liquids	345,247	199,320	145,927	73%
Condensate	29,032	17,863	11,169	63%
Gathering, processing and transportation fees	24,172	9,416	14,756	157%

Total natural gas midstream revenues	722,898	497,362	225,536	45%
Equity earnings in equity investments	2,569	4,919	(2,350)	(48%)
Producer services and other	2,305	1,908	397	21%

Total revenues	727,772	504,189	223,583	44%

Expenses
Cost of gas purchased (1)	613,295	415,111	(198,184)	(48%)
Operating	31,297	24,647	(6,650)	(27%)
General and administrative	17,549	18,357	808	4%
Depreciation and amortization	37,379	32,638	(4,741)	(15%)

Total operating expenses	699,520	490,753	(208,767)	(43%)

Operating income	$28,252	$13,436	$14,816	110%

Operating Statistics
Daily throughput volumes (MMcfd)	462	341	121	35%
Gross margin	$109,603	$82,251	$27,352	33%
Cash impact of derivatives	(13,628)	(225)	(13,403)	(5957%)

Gross margin, adjusted for impact of derivatives	$95,975	$82,026	$13,949	17%

(1)	For the period January 1 through June 7, 2010, we recorded $27.8 million of natural gas midstream revenues and $27.8 million for the cost of gas purchased related to the purchase of natural gas from Penn Virginia Oil & Gas, L.P (a subsidiary of Penn Virginia Corporation and considered a related party up to June 7, 2010) and the subsequent sale of that gas to third parties. We took title to the gas prior to transporting it to third parties. These transactions do not impact the gross margin.

Gross Margin

The gross margin increase was a result of higher system volumes, as well as higher NGL pricing and higher frac spreads. On a year-to-date basis, natural gas prices were down for the comparative periods. Offsetting the higher volumes and frac spreads was a change in contract mix. Given our completion of certain assets in the Marcellus Shale, we gathered and transported an average of 47 MMcfd during 2011 of fee-based volumes from these assets. This added to the mix a lower-risk, lower-margin element to our total gross margin. Gross margin from the Marcellus System in the nine months was $16.6 million. We process gas under three general types of contracts (gas purchase/keep whole contracts, percentage-of-proceeds contracts, and fee-based arrangements). These contracts are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2010. New gas volumes being added to our Panhandle system are primarily under fee-based processing percentage-of-proceeds contracts where we return the NGL revenue to the producers. The result of this is a relative volumetric decrease in the higher commodity-risked, higher-margin gas purchase/keep whole contracts; however, the performance of these contracts does suffer during periods when we experience processing capacity constraints.

Due to the increased well development activities in the Panhandle region of the Midstream operations, our system volumes have increased significantly over past years’ volumes. The increase in the volumes we have under contract in the Granite Wash has outpaced the capacity of our processing plants in the Panhandle. Further, third-party processing plants in the Panhandle region, that we have traditionally relied on to manage overruns in volumes, are fully utilized and unable to handle our excess volumes. Accordingly, we have had to forego processing a significant amount of our volumes in the Panhandle which has adversely impacted our gross margins during the third quarter. Although we have recently been able to utilize some off system processing capacity, we expect these constraints to continue through the fourth quarter and the beginning of the first quarter 2012. We have taken affirmative steps to alleviate this processing capacity constraint, including the acquisition of the Antelope Hills processing facility in June 2011, the previously announced Phase One expansion of the Antelope Hills facility from 20 mmcf/day to 80 mmcf/day, and the most recently announced Phase Two expansion of that facility to bring the processing capacity to 140 mmcf/day. Phase One is scheduled to be in service in the first quarter of 2012 and is expected to provide significant relief to our current processing capacity constraints. Phase Two is expected to be operational in the third quarter of 2012, and it will enable us to meet our expected future processing requirements as volumes continue to grow. We are also improving the connectivity between our Antelope Hills, Beaver and Sweetwater plants to enable us to better utilize our Panhandle processing capabilities and better serve the growing needs of the area producers, including those in the Granite Wash.

We generated a significant portion of our gross margin from contractual arrangements under which the gross margin is exposed to increases and decreases in the price of natural gas and NGLs. As part of our risk management strategy, we use derivative financial instruments to hedge NGLs sold and natural gas purchased. Midstream gross margin, including the cash impact of midstream derivatives, was $96.0 million compared to $82.0 million. This $14.0 million increase was primarily due to the increased system volumes, partially offset by a relative increase in lower-risk, lower-margin, percentage of proceeds and fee-based contracts (as noted above), lower margins as a result of the capacity constraints, as well as increased derivative settlements given the higher commodity prices.

Expenses

Operating expenses increased due to our expansion projects and acquisitions. The related costs of these facilities included increased costs of labor, chemicals, compressor rentals, and property tax.

General and administrative expenses decreased as a result of the acceleration of recognized equity compensation in the second quarter of last year due to Penn Virginia Corporation’s divestiture of its interest in PVG. Offsetting this decrease are increased cost related to our change in management structure due to the Merger and some shared costs (such as executive and legal costs) with our former parent, Penn Virginia Corporation, are no longer shared but are now direct costs of the Partnership. Also, we have incurred more due diligence costs this year related to acquisitions.

Depreciation and amortization expenses increased primarily due to acquisitions and capital expansions in the Marcellus Shale and Panhandle systems.

Other

Our other results consist of interest expense and derivative gains and losses. The following table sets forth a summary of certain financial data for our other results for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating income	$37,575	$31,693	$118,737	$82,161
Other income (expense)
Interest expense	(10,528)	(10,639)	(33,806)	(25,368)
Derivatives	8,690	(11,020)	(6,289)	(11,514)
Other	120	111	384	654

Net income	$35,857	$10,145	$79,026	$45,933

Interest Expense. Our consolidated interest expense for the periods presented is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Source	2011	2010	2011	2010
Interest on Revolver	$(4,220)	$(2,889)	$(12,290)	$(9,518)
Interest on Senior Notes	(6,188)	(6,188)	(18,563)	(10,588)
Debt issuance costs	(1,040)	(1,633)	(4,735)	(4,243)
Interest rate swaps	—	—	—	(1,090)
Capitalized interest	920	71	1,782	71

Total interest expense	$(10,528)	$(10,639)	$(33,806)	$(25,368)

Interest expense, excluding capitalized interest, for the three and nine months ended September 30, 2011 has increased compared to the same periods in 2010. The increase is due to the issuance of the Senior Notes in April 2010 bearing an annual interest rate of 8.25%. The balance outstanding on the Revolver has increased given the acquisition and internal growth initiatives. Additionally, in connection with the Revolver amendments, $1.6 million and $0.5 million of debt issuance costs were expensed in 2011 and 2010 related to banks that are no longer part of the bank group. The increase in capitalized interest reflects the increase in internal growth projects and the related construction in progress for the Marcellus and Panhandle regions.

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

Our derivative activity for the periods presented is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest Rate Swap realized derivative loss	$(1,973)	$(303)	$(5,849)	$(1,057)
Interest Rate Swap unrealized derivative gain (loss)	1,957	(1,851)	5,259	(6,268)
Interest Rate Swap other comprehensive income reclass	(42)	(414)	(366)	(414)
Natural gas midstream commodity realized derivative gain (loss)	(4,726)	(7,868)	(13,628)	(3,550)
Natural gas midstream commodity unrealized derivative gain (loss)	13,474	(584)	8,295	(225)

Total derivative gain (loss)	$8,690	$(11,020)	$(6,289)	$(11,514)

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

As of September 30, 2011 and December 31, 2010, our environmental liabilities were $0.8 million and $0.9 million, which represents our best estimate of the liabilities as of those dates related to our coal and natural resource management and natural gas midstream businesses. We have reclamation bonding requirements with respect to certain unleased and inactive properties. Given the uncertainty of when a reclamation area will meet regulatory standards, a change in this estimate could occur in the future.

Critical Accounting Estimates

The process of preparing financial statements in accordance with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments regarding certain items and transactions. It is possible that materially different amounts could be recorded if these estimates and judgments change or if the actual results differ from these estimates and judgments. Our most critical accounting estimates which involve the judgment of our management were fully disclosed in PVR’s and PVG’s Annual Reports on Form 10-K for the year ended December 31, 2010 and remained unchanged as of September 30, 2011.

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

At September 30, 2011, we reported a net commodity derivative liability related to our natural gas midstream segment of $7.6 million that is with four counterparties and is substantially concentrated with two of those counterparties. This concentration may impact our overall credit risk, either positively or negatively, in that these counterparties may be similarly affected by changes in economic or other conditions. We neither paid nor received collateral with respect to our derivative positions. No significant uncertainties related to the payment of amounts to or collectability of amounts owed to us exists with regard to these counterparties.

For the three and nine months ended September 30, 2011, we reported a net derivative gain of $8.7 million and a net derivative loss of $5.3 million for commodity derivatives. Because we do not use hedge accounting for our commodity derivatives, we recognize changes in fair value in earnings currently in the derivatives caption on our Consolidated Statements of Income. We have experienced and could continue to experience significant changes in the estimate of derivative gains or losses recognized due to fluctuations in the value of our commodity derivative contracts. Our results of operations are affected by the volatility of unrealized gains and losses and changes in fair value, which fluctuate with changes in natural gas, crude oil and NGL prices. These fluctuations could be significant in a volatile pricing environment.

The following table lists our commodity derivative agreements for the period presented:

	Average Volume Per Day		Swap Price		Weighted Average Price		Fair Value at September 30, 2011
					Put	Call
NGL – natural gasoline collar	(gallons	)			(per gallon)
Fourth quarter 2011	95,000				$1.57	$1.94	$(2,492)
NGL – natural gasoline collar	(gallons	)			(per gallon)
First quarter 2012 through fourth quarter 2012	54,000				$1.75	$2.02	(3,138)
Crude oil collar	(barrels	)			(per barrel)
Fourth quarter 2011	400				$75.00	$98.50	109
Crude oil swap	(barrels	)	(per barrel	)
First quarter 2012 through fourth quarter 2012	600		$88.62				1,604
Natural gas purchase swap	(MMBtu	)	(MMBtu	)
Fourth quarter 2011	6,500		$5.80				(1,193)
Natural gas purchase swap	(MMBtu	)	(MMBtu	)
First quarter 2012 through fourth quarter 2012	4,000		$5.195				(1,370)
Settlements to be paid in subsequent period							(1,165)

							$(7,645)

We estimate that a $5.00 per barrel increase in the crude oil price would decrease the fair value of our crude oil collars by $1.2 million. We estimate that a $5.00 per barrel decrease in the crude oil price would increase the fair value of our crude oil collars by $1.2 million. We estimate that a $1.00 per MMBtu increase in the natural gas price would increase the fair value of our natural gas purchase swaps by $1.9 million. We estimate that a $1.00 per MMBtu decrease in the natural gas price would decrease the fair value of our natural gas purchase swaps by $1.9 million. We estimate that a $0.10 per gallon increase in the natural gasoline (an NGL) price would decrease the fair value of our natural gasoline collar by $2.5 million. We estimate that a $0.10 per gallon decrease in the natural gasoline price would increase the fair value of our natural gasoline collar by $2.5 million.

We estimate that, excluding the effects of derivative positions described above, for every $1.00 per MMBtu increase or decrease in the natural gas price, our natural gas midstream gross margin and operating income for the remainder of 2011 would increase or decrease by $3.4 million. In addition, we estimate that for every $5.00 per barrel increase or decrease in the crude oil price, our natural gas midstream gross margin and operating income for the remainder of 2011 would increase or decrease by $0.1 million. This assumes that natural gas prices, crude oil prices and inlet volumes remain constant at anticipated levels. These estimated changes in our gross margin and operating income exclude potential cash receipts or payments in settling these derivative positions.

Interest Rate Risk

As of September 30, 2011, we had $635.0 million of outstanding indebtedness under the Revolver, which carries a variable interest rate throughout its term. We entered into the Interest Rate Swaps to establish fixed interest rates on a portion of the outstanding borrowings under the Revolver. From September 2011 to December 2011, the notional amounts of the Interest Rate Swaps total $250.0 million, or 39% of our outstanding indebtedness under the Revolver as of September 30, 2011, with us paying a weighted average fixed rate of 3.37% on the notional amount, and the counterparties paying a variable rate equal to the three-month LIBOR. From December 2011 to December 2012, the notional amounts of the Interest Rate Swaps total $100.0 million, or 16% of our outstanding indebtedness under the Revolver as of September 30, 2011, with us paying a weighted average fixed rate of 2.09% on the notional amount, and the counterparties paying a variable rate equal to the three-month LIBOR. A 1% increase in short-term interest rates on the floating rate debt outstanding under the Revolver (net of amounts fixed through the Interest Rate Swaps) as of September 30, 2011 would cost us approximately $3.9 million in additional interest expense per year.

Customer Credit Risk

We are exposed to the credit risk of our customers and lessees. Approximately 84%, or $98.4 million, of our consolidated accounts receivable at September 30, 2011 resulted from our natural gas midstream segment and approximately 16%, or $18.2 million, resulted from our coal and natural resource management segment. Approximately $40.5 million of the natural gas midstream segment’s receivables at September 30, 2011 related to four customers, Conoco Phillips Company, Tenaska Marketing Ventures, Targa Liquids Marketing and Trade and Williams NGL Marketing, LLC. At September 30, 2011, 41% of our natural gas midstream segment accounts receivable and 35% of our consolidated accounts receivable related to these natural gas midstream customers. No significant uncertainties related to the collectability of amounts owed to us exist in regard to these natural gas midstream customers.

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

To mitigate the risks of nonperformance by our natural gas midstream customers, we perform ongoing credit evaluations of our existing customers. We monitor individual customer payment capability in granting credit arrangements to new customers by performing credit evaluations, seek to limit credit to amounts we believe the customers can pay and maintain reserves we believe are adequate to cover exposure for uncollectible accounts. As of September 30, 2011, no receivables were collateralized, and we had a $0.3 million allowance for doubtful accounts, of which the majority related to our natural gas midstream segment.

Item 4	Controls and Procedures

(a) Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we performed an evaluation of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2011. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2011, such disclosure controls and procedures were effective.

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

Part I, Item 1A, of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 24, 2011, includes a detailed discussion of the Partnership’s risk factors. The information below provides updates to the previously disclosed risk factors and when read in conjunction with the risk factors and information disclosed in the Partnership’s 2010 Annual Report on Form 10-K represent our currently known material risks.

Delays in obtaining, inability to obtain, or revocation of our lessees’ mining permits and approvals could have an adverse effect on our coal royalties revenues.

Mine operators, including our lessees, must obtain numerous permits and approvals that impose strict conditions and obligations relating to various environmental and safety matters in connection with coal mining. The permitting rules, and the interpretations of these rules are complex, change frequently, and are often subject to discretionary interpretations by regulators, all of which may make compliance more difficult, and may possibly preclude the continuance of ongoing mining operations or the development of future mining operations.

To dispose of mining overburden generated from surface mining activities, our lessees often need to obtain government approvals, including CWA Section 404 permits to construct valley fills, stream impoundments, and sediment control ponds. Recently, these Section 404 permits and the Section 404 permitting standard have been the target of increased scrutiny by environmental groups, legislators, the White House, and the EPA which has made it more difficult for miners to obtain, and in some cases maintain, Section 404 permits. In some cases, the EPA is retroactively rescinding permits that have been issued. The U.S. Office of Surface Mining and Reclamation is in the process of rewriting the “stream buffer zone rule” which currently requires surface mining operators to minimize soil disturbances and dispose of excess mining spoil away from water sources. If the EPA promulgates a more restrictive stream buffer zone rule, any such additional requirements could impact coal mining operations, particularly in Appalachia, including, for example, by reducing locations where coal mining operations can be conducted or by further restricting common spoil disposal practices. Regulations which dramatically increase the costs of compliance or prohibit our lessees from obtaining new permits could reduce coal production and cash flows, and could ultimately have an adverse effect on our royalty revenues.

Item 6	Exhibits

**10.1	Penn Virginia Resource GP, LLC Non-Employee Director Compensatory Summary Sheet *

**10.2	Employment Agreement dated October 6, 2011 by and between Penn Virginia Resource GP, LLC and William H. Shea, Jr. *

**10.3	Employment Agreement dated October 6, 2011 by and between Penn Virginia Resource GP, LLC and Robert B. Wallace. *

**10.4	Employment Agreement dated October 6, 2011 by and between Penn Virginia Resource GP, LLC and Ronald K. Page. *

**10.5	Employment Agreement dated October 6, 2011 by and between Penn Virginia Resource GP, LLC and Keith D. Horton. *

**10.6	Employment Agreement dated October 6, 2011 by and between Penn Virginia Resource GP, LLC and Bruce D. Davis, Jr. *

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges Calculation.

31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101	The following financial information from the quarterly report on Form 10-Q of Penn Virginia Resource Partners L.P. for the quarter ended September 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Management contract or compensatory plan or arrangement.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENN VIRGINIA RESOURCE PARTNERS, L.P.

By: PENN VIRGINIA RESOURCE GP, LLC

Date: November 1, 2011	By:	/S/ ROBERT B. WALLACE
Robert B. Wallace Executive Vice President and Chief Financial Officer

Date: November 1, 2011	By:	/S/ FORREST W. MCNAIR
Forrest W. McNair Vice President and Controller