Form 10-K
period 2011-12-31
PENN VIRGINIA RESOURCE PARTNERS L P
filed 2012-02-24
CIK 1144945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

The aggregate market value of common units held by non-affiliates of the registrant was $1,904,077,174 as of June 30, 2011 (the last business day of its most recently completed second fiscal quarter), based on the last sale price of such units as quoted on the New York Stock Exchange. For purposes of making this calculation only, the registrant has defined affiliates as including the registrant’s directors and executive officers. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 6, 2012, 79,032,669 common units representing limited partner interests of the registrant were outstanding.

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

•	uncertainties relating to the outcome of current and future litigation regarding mine permitting;

•	risks and uncertainties relating to general domestic and international economic (including inflation, interest rates and financial and credit markets) and political conditions;

•	other risks set forth in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2011.

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

Our operating income was $153.6 million in 2011, compared to $121.6 million in 2010 and $105.9 million in 2009. In 2011, our coal and natural resource management segment contributed $115.9 million, or 75%, to operating income, and our natural gas midstream segment contributed $37.6 million, or 25%, to operating income. Unless the context requires otherwise, references to the “Partnership,” “we,” “us” or “our” in this Annual Report on Form 10-K refer to Penn Virginia Resource Partners, L.P. and its subsidiaries.

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

As of December 31, 2011, we owned or controlled approximately 893 million tons of proven and probable coal reserves in Central and Northern Appalachia, the Illinois Basin and the San Juan Basin. We enter into long-term leases with experienced, third-party mine operators, providing them the right to mine our coal reserves in exchange for royalty payments. We actively work with our lessees to develop efficient methods to exploit our reserves and to maximize production from our properties. We do not operate any mines. In 2011, our lessees produced 38.4 million tons of coal from our properties and paid us coal royalties revenues of $162.9 million, for an average royalty per ton of $4.25. Approximately 81% of our coal royalties revenues in 2011 were derived from coal mined on our properties under leases containing royalty rates based on the higher of a fixed base price or a percentage of the gross sales price. The balance of our coal royalties revenues for the respective periods was derived from coal mined on our properties under leases containing fixed royalty rates that escalate annually. See “— Contracts — Coal and Natural Resource Management Segment” for a description of our coal leases.

On January 25, 2011, we acquired certain mineral rights and associated oil and gas royalty interests in Kentucky and Tennessee for approximately $95.7 million. The acquired properties are referred to as the Middle Fork acquisition. The mineral rights acquired include approximately 67.7 million tons of coal reserves, and royalty interests from oil and gas wells. There are currently active producing underground and surface mines on the mineral estates acquired. The coal is primarily steam coal that is consumed by major electric utilities and other industrial customers in the southeastern United States. Funding for the acquisition was provided by borrowings under our revolving credit facility (“Revolver”). During the year, we have made other acquisitions that individually and in the aggregate are not material for disclosure purposes. The aggregate cost of all other acquisitions totaled $38.6 million.

Natural Gas Midstream Segment Overview

Our natural gas midstream segment is engaged in providing natural gas processing, gathering and other related services. As of December 31, 2011, we owned and operated natural gas midstream assets located in Oklahoma, Pennsylvania and Texas, including seven natural gas processing facilities having 420 MMcfd of total capacity and approximately 4,426 miles of natural gas gathering pipelines. Our natural gas midstream business earns revenues primarily from gas processing contracts with natural gas producers and from fees charged for gathering natural gas volumes and providing other related services. In addition, we are a partner in several joint ventures that gather, transport and process natural gas and water. We also own a natural gas marketing business, which aggregates third-party volumes and sells those volumes into interstate and intrastate pipeline systems and at market hubs accessed by various interstate pipelines.

In 2011, system throughput volumes at our gas processing plants and gathering systems, including gathering-only volumes, were 180.8 Bcf, or approximately 495 MMcfd.

During 2010, we began construction of gathering systems in Wyoming and Lycoming Counties in Pennsylvania. We have completed initial construction of 12-inch gas gathering pipelines in Wyoming County and began gathering natural gas on the system in June 2010. In February 2011, we commenced operations on the first phase of the Lycoming County system. In April 2011, we also began construction on the second phase of the Lycoming County system, which is expected to be operational in the first quarter of 2012. Construction and development to provide gathering, compression and related services in Lycoming and Wyoming Counties is ongoing. These Wyoming and Lycoming Counties gathering infrastructures are expected to capture anticipated volumes in the Marcellus Shale area, where we have been spending, and expect to continue to spend, a significant portion of our growth capital over the next year, and for the foreseeable future.

In September 2011, we entered into a joint venture to construct and operate a pipeline system to supply fresh water to natural gas producers drilling in the Marcellus Shale in Pennsylvania. The 12-inch diameter steel pipeline will largely parallel the trunk line of our existing gathering system in Lycoming County. As of December 31, 2011, our contribution to the joint venture was $5.3 million.

During the year, we have made other acquisitions that individually and in the aggregate are not material for disclosure purposes. The aggregate cost of all other acquisitions totaled $12.2 million.

Overview of Business

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

After the Merger, the board of directors of PVR’s general partner, PVR GP, consisted of nine members, six of whom were existing members of the PVR GP board of directors before the Merger and three of whom were the three existing members of the conflicts committee of the board of directors of PVG GP prior to the Merger. On June 22, 2011, PVR held its annual meeting and all nine directors were re-elected to serve on the PVR GP board.

For the years ended December 31, 2011 and 2010, we incurred $6.6 million and $4.6 million of direct costs associated with the Merger. The aggregate costs of $11.2 million were charged to partners’ capital upon the effective date of the Merger in 2011. At December 31, 2010, the $4.6 million of costs incurred at that time were included in other long-term assets on the consolidated balance sheet, and were transferred to partners’ capital upon the effective date of the Merger. Cumulative costs incurred and paid during 2011 and 2010 are reported under the caption “Cash paid for merger” in the financing activities section of the consolidated statement of cash flows.

The following diagrams depict the ownership structure of PVR and PVG before and immediately following the Merger:

Business Strategy

Our primary business objective is to create sustainable, capital-efficient growth in cash available for distribution to our unitholders while maintaining a strong credit profile and financial flexibility. Our growth objective is largely dependent on the availability of open and reasonably priced capital markets. Subject to the availability of the capital markets, we are pursuing the following business strategies:

•

Continue to grow coal reserve holdings through acquisitions and investments in our existing market areas. We continually seek new reserves of coal both to offset the depletion from production and to increase future production. We expect to continue to add to our coal reserve holdings in Central Appalachia and the Illinois Basin in the future, but may consider the acquisition of reserves outside of these basins if the market and quality of the reserves satisfy our criteria. We evaluate opportunities in the Illinois Basin, both because of its proximity to power plants and because we expect future environmental regulations will require the scrubbing of most coals, and not just the higher sulfur coal that is typically found in this basin. We will consider acquisitions of coal reserves that are long-lived and that are of sufficient size to yield significant production or serve as a platform for complementary acquisitions.

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

•

Mitigate commodity price exposure in our natural gas midstream segment. Our natural gas midstream operations consist of a mix of fee-based and margin-based services that are expected to generate relatively stable cash flows for a portion of our operations. During the quarter ended December 31, 2011, approximately 33% of the system throughput volumes in our natural gas midstream segment were gathered or processed under fee-based contracts, including those contracts in the Marcellus Shale which are a combination of fee-based and capacity reservations charges. Under such fee-based contracts, we are not exposed directly to commodity price risk. The remainder of our system throughput volumes were gathered or processed under gas purchase/keep-whole arrangements and percentage-of-proceeds arrangements that are subject to commodity price risk. We continually monitor commodity prices and when it is opportunistic, we may choose to manage our exposure to commodity price risk by entering into hedging transactions. Based upon November 2011 volumes, we have entered into hedging agreements covering approximately 94% of our commodity-sensitive volumes in 2012. This coverage amount is higher than our historic coverage amounts due to the processing capacity constraints in our Texas/Oklahoma Panhandle System. These constraints have caused us to bypass more of our owned natural gas without processing, lowering the net NGL recoveries specific to PVR. The percent hedged will decrease in the near future as we continue to enact measures to alleviate our processing capacity constraints.

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

Natural Gas Midstream Segment

Our natural gas midstream business generates revenues primarily from gas purchase and processing contracts with natural gas producers and from fees charged for gathering natural gas volumes and providing other related services. During the year ended December 31, 2011, our natural gas midstream business generated a majority of its gross margin from two types of contractual arrangements under which its margin is exposed to increases and decreases in the price of natural gas and NGLs: (i) gas purchase/keep-whole and (ii) percentage-of-proceeds. For the fourth quarter of 2011, approximately 12% of our system throughput volumes were gathered or processed under gas purchase/keep-whole contracts, 55% were gathered or processed under percentage-of-proceeds contracts and 33% were gathered or processed under fee-based gathering contracts. A majority of the gas purchase/keep-whole and percentage-of-proceeds contracts include fee-based components such as gathering and compression charges.

In 2011, 47% of our natural gas midstream segment revenues and 40% of our total consolidated revenues resulted from four of our natural gas midstream customers, Conoco Phillips Company, Williams NGL Marketing, LLC, Tenaska Marketing Ventures, and Targa Liquids Marketing and Trade.

Gas Purchase/Keep-Whole Arrangements. Under gas purchase/keep-whole arrangements, we generally buy natural gas from producers based upon an index price and then sell the NGLs and the remaining residue gas to third parties at market prices. Because the extraction of the NGLs from the natural gas during processing reduces the volume of natural gas available for sale, profitability is dependent on the value of those NGLs being higher than the value of the volume of gas reduction or “shrink.” Under these arrangements, revenues and gross margins decrease when the price of natural gas increases relative to the price of NGLs. Accordingly, a change in the relationship between the price of natural gas and the price of NGLs could have a material adverse effect on our business, results of operations or financial condition.

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

Fee-Based Arrangements. Under fee-based arrangements, we receive fees for gathering, compressing and/or processing natural gas. The revenues we earn from these arrangements are directly dependent on the volume of natural gas that flows through our systems and are independent of commodity prices. To the extent a sustained decline in commodity prices results in a reduction in drilling and development of a new supply in the areas we serve, our revenues from these arrangements would be reduced.

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

Natural Gas Marketing Contracts. We are also engaged in natural gas marketing by aggregating third-party volumes and selling those volumes into interstate and intrastate pipeline systems such as Enogex and Panhandle Eastern Pipeline and at market hubs accessed by various interstate pipelines. Revenues from this business do not generate qualifying income for a publicly traded limited partnership, but we do not expect it to have an impact on our tax status, as it does not represent a significant percentage of our operating income. For the three years ended December 31, 2011, natural gas marketing activities generated $2.6 million, $2.8 million and $1.8 million in net revenues.

Commodity Derivative Contracts. We utilize derivative contracts to hedge against the variability in our frac spread. Our frac spread is the spread between the purchase price for the natural gas we purchase from producers and the sale price for NGLs that we sell after processing. We hedge against the variability in our frac spread by entering into costless collar and swap derivative contracts to sell NGLs forward at a predetermined commodity price and to purchase an equivalent volume of natural gas forward on an MMBtu basis. While the use of derivative instruments limits the risk of adverse price movements, such use may also limit future revenues or cost savings from favorable price movements.

Partnership Distributions

Cash Distributions

We paid cash distributions of $1.94 per common unit during the year ended December 31, 2011. In the first quarter of 2012, we paid a cash distribution of $0.51 ($2.04 on an annualized basis) per common unit.

The following table reflects the allocation of total cash distributions paid by us during the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
PVG limited partners	$15,239	$60,565	$59,392
PVR limited partners (1)	119,679	61,019	60,560
PVR phantom units	378	440	498

Total cash distribution paid during period	$135,296	$122,024	$120,450

(1)	PVR limited partner unit distributions represent distributions paid to public unitholders and not to units owned by PVG prior to the Merger.

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

Competition

Coal and Natural Resource Management Segment

The coal industry is intensely competitive primarily as a result of the existence of numerous producers. Our lessees compete with both large and small coal producers in various regions of the United States for domestic and international sales. The industry has undergone significant consolidation which has led to some of the competitors of our lessees having significantly larger financial and operating resources than most of our lessees. Our lessees compete on the basis of coal price at the mine, coal quality (including sulfur content), transportation cost from the mine to the customer and the reliability of supply. Continued domestic demand for our coal and the prices that our lessees obtain are also affected by demand for electricity, demand for metallurgical coal, access to transportation, environmental and government regulations, technological developments and the availability and price of alternative fuel supplies, including nuclear, natural gas, oil and hydroelectric power. Demand for our low sulfur coal and the prices our lessees will be able to obtain for it will also be affected by the price and availability of high sulfur coal, which can be marketed in tandem with emissions allowances which permit the high sulfur coal to meet federal Clean Air Act, or CAA, requirements. Continued demand for United States coal exports are also influenced by a number of factors including global economic conditions, weather patterns and political instability.

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

Government Regulation and Environmental Matters

The operations of our coal and natural resource management business and natural gas midstream business are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions where we operate.

Coal and Natural Resource Management Segment

General Regulation Applicable to Coal Lessees. Our lessees are obligated to conduct mining operations in compliance with all applicable federal, state and local laws and regulations. These laws and regulations set requirements for the discharge of materials into the environment, employee health and safety, mine permits and other licensing requirements, reclamation and restoration of mining properties after mining is completed, management of materials generated by mining operations, surface subsidence from underground mining, water pollution, legislatively mandated benefits for current and retired coal miners, air quality standards, protection of wetlands, plant and wildlife protection, limitations on land use, storage of petroleum products and substances which are regarded as hazardous under applicable laws and management of electrical equipment containing polychlorinated biphenyls, or PCBs. These extensive and comprehensive regulatory requirements are closely enforced. Our lessees regularly have on-site inspections and violations during mining operations are not unusual in the industry, notwithstanding compliance efforts by our lessees. However, none of the violations to date, or the monetary penalties assessed, have been material to us or, to our knowledge, to our lessees. Although many new safety requirements have been instituted recently, and the penalties assessed for violations are increasing, we do not currently expect that future compliance will have a material adverse effect on our revenues.

The costs of compliance by our lessees with all applicable federal, state and local laws and regulations have been and are expected to continue to be significant. Our lessees post performance bonds pursuant to federal and state mining laws and regulations for the estimated costs of reclamation and mine closing, including the cost of treating mine-water discharge when necessary. We do not accrue for such costs because our lessees are contractually liable for all costs relating to their mining operations, including the costs of reclamation and mine closure. However, we do require some smaller lessees to deposit into escrow certain funds for reclamation and mine closure costs or post performance bonds for these costs. Although we believe that the lessees typically accrue adequate amounts for these costs, their future operating results would be adversely affected if they later determined these accruals to be insufficient. Compliance with these laws and regulations has substantially increased the cost of coal mining for all domestic coal producers.

In addition, the electric utility industry, which is the most significant end-user of coal, is subject to extensive regulation regarding the environmental impact of its power generation activities which could adversely affect demand for coal mined by our lessees. The possibility exists that new legislation or regulations, or new interpretations of existing laws or regulations, may be adopted which have a significant impact on the mining operations of our lessees or their customers’ ability to use coal and may require us, our lessees or their customers to change operations significantly or incur substantial costs.

Air Emissions. The federal Clean Air Act (“CAA”) and corresponding state and local laws and regulations affect all aspects of coal mining operations, both directly and indirectly. The CAA directly impacts our lessees’ coal mining and processing operations by imposing permitting requirements and, in some cases, requirements to install certain emissions control equipment, on sources that emit various hazardous and non-hazardous air pollutants. The CAA also indirectly affects coal mining operations by extensively regulating the air emissions of coal-fired electric power generating plants and other end users of coal. There have been a series of recent federal rulemakings that are focused on emissions from coal-fired electric generating facilities. Installation of additional emissions control technology and additional measures required under Environmental Protection Agency, or EPA, laws and regulations will make it more costly to build and operate coal-fired power plants and, depending on the requirements of individual state implementation plans (“SIPs”), are likely to make coal a less attractive fuel alternative in the planning and building of power plants in the future. Any reduction in coal’s share of power generating capacity could negatively impact our lessees’ ability to sell coal, which could have a material effect on our coal royalties revenues.

In addition to the greenhouse gas issues discussed below, the air emissions programs that may affect our lessees’ operations, directly or indirectly, include, but are not limited to, the following:

•

The EPA’s Clean Air Interstate Rule (“CAIR”) calls for power plants in 28 states and the District of Columbia to reduce emission levels of sulfur dioxide and nitrogen oxide pursuant to a cap-and-trade program similar to the system now in effect for acid rain. In June 2011, the EPA finalized a replacement rule to CAIR called the Cross-State Air Pollution Rule (“CSAPR”), which requires 28 states in the Midwest and eastern seaboard of the U.S. to reduce power plant emissions that cross state lines and contribute to ozone and/or fine particle pollution in other states. Under the CSAPR, the first phase of the nitrogen oxide and sulfur dioxide emissions reductions would commence in 2012 with further reductions effective in 2014. However, on December 30, 2011, the District of Columbia Circuit Court of Appeals stayed the implementation of CSAPR pending resolution of judicial challenges to the rules and ordered the EPA to continue enforcing CAIR until the pending legal challenges have been resolved. We are unable to predict whether the CSAPR program will be upheld or reversed but for states to meet their requirements under the CSAPR, a number of coal-fired electric generating units will likely need to be retired, rather than be retrofitted with the necessary emission control technologies. These closures are likely to reduce the demand for steam coal.

•

The proposed Utility Boiler Maximum Achievable Control Technology (“MACT”) would regulate the emission of other air pollutants, including mercury and other metals, fine particulates, and acid gases such as hydrogen chloride.

•

On December 16, 2011, the EPA signed a rule to establish a national standard to reduce mercury and other toxic air pollutants from coal and oil-fired power plants, referred to as the EPA’s Mercury and Air Toxics Standards (“MATS”). Regulation of mercury emissions by the EPA, pursuant to state programs, or pursuant to legislation implementing an international treaty may decrease the future demand for coal, which would reduce our royalties revenues.

•

The Clean Air Act requires the EPA to set standards, referred to as national ambient air quality standards (“NAAQS”), for six common air pollutants. Areas that are not in compliance (referred to as non-attainment areas) with these standards must take steps to reduce emissions levels. On February 9, 2010, the EPA published a revised NAAQS for nitrogen dioxide. On June 22, 2010, the EPA published a final rule that tightens the NAAQS for sulfur dioxide. Non-attainment designations will be finalized by June 2012 for the rules respectively; state implementation plans are due in the winter of 2014; and the deadline to achieve attainment is the summer of 2017. We do not know whether or to what extent these developments might indirectly reduce the demand for coal mined by our lessees.

•

The EPA’s Acid Rain Program, provided in Title IV of the CAA, regulates emissions of sulfur dioxide from electric generating facilities. Affected facilities purchase or are otherwise allocated sulfur dioxide emissions allowances, which must be surrendered annually in an amount equal to a facility’s sulfur dioxide emissions in that year. Affected facilities may sell or trade excess allowances to other facilities that require additional allowances to offset their sulfur dioxide emissions. In addition to purchasing or trading for additional sulfur dioxide allowances, affected power facilities can satisfy the requirements of the EPA’s Acid Rain Program by switching to lower sulfur fuels, installing pollution control devices such as flue gas desulfurization systems, or “scrubbers,” or by reducing electricity generating levels. These acid rain requirements would not be supplanted by the CSAPR, were it to take effect.

•

The EPA’s regional haze program is designed to improve visibility in national parks and wilderness areas. On December 23, 2011, the EPA Administrator signed a final rule under which the emission caps imposed under the CSAPR for a given state would supplant the obligations of that state with regard to visibility protection. That rule has not yet been published, and EPA’s plans about publishing this rule in light of the stay of the CSAPR have yet to be announced.

•

In addition, the EPA’s new source review program under certain circumstances requires existing coal-fired power plants, when modifications to those plants significantly increase emissions, to install the more stringent air emissions control equipment. This program may indirectly reduce the demand for coal from our lessees’ operations.

•

There is pending litigation to force the EPA to list coal mines as a category of air pollution sources that endanger public health or welfare under Section 111 of the Clean Air Act and establish standards to reduce emissions from new or modified coal mine sources of methane and other emissions our lessees’ operations could be affected if these standards are implemented by the EPA or the applicable states.

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

Climate Change. In 2005, the Kyoto Protocol to the 1992 United Nations Framework Convention on Climate Change, which establishes a binding set of emission targets for greenhouse gases, went into effect for those nations that ratified it. The United States is not participating in this treaty. However, the United States is actively participating in international discussions that are currently underway to develop a treaty to replace the Kyoto Protocol after its expiration, with a goal of reaching a consensus on a replacement treaty. Any replacement treaty or other international arrangement requiring additional reductions in greenhouse gas emissions could have a global impact on the demand for coal.

Greenhouse gas emissions have begun to be regulated by the EPA pursuant to the CAA. In 2009, EPA issued a final rule declaring that six greenhouse gases, including carbon dioxide and methane, “endanger both the public health and the public welfare of current and future generations.” Legal challenges to these findings have been asserted, and Congress is considering legislation to delay or repeal EPA’s actions, but we cannot predict the outcome of these efforts. The EPA has begun adopting and implementing regulations to restrict emissions of greenhouse gases under existing provisions of the CAA. These rules are currently subject to judicial challenge, but the D.C. Circuit Court of Appeals has refused to stay their implementation while the challenges are pending. Among the rules promulgated after the EPA’s endangerment finding was the Tailoring Rule, which requires newly built sources emitting more than 100,000 tons of greenhouse gases per year and modified facilities increasing their emissions by at least 75,000 tons of greenhouse gases per year to undergo prevention of significant deterioration permitting (“PSD”). PSD permitting requires that the permitted entity adopt the best available control technology. Under a consent decree with environmental groups, the EPA is expected to finalize new source performance standards (“NSPS”) for electric power generation facilities in May 2012. As of early December 2012, EPA reportedly has prepared a proposal to regulate greenhouse gas, or GHG, emissions from only new plants, not existing ones, but that proposal is pending review at the Office of Management and Budget, and is not yet public. EPA’s failure to propose rules by the required date will delay final action.

As a result of revisions to its preconstruction permitting rules that became fully effective on January 2, 2011, EPA is now requiring new sources, including coal-fired power plants, to undergo control technology reviews for GHGs (predominately carbon dioxide) as a condition of permit issuance. These reviews may impose limits on GHG emissions, or otherwise be used to compel consideration of alternatives fuels and generation systems, as well as increase litigation risk for—and so discourage development of—coal-fired power plants.

The EPA has also adopted rules requiring the reporting of GHG emissions from specified large greenhouse gas emission sources in the United States, including coal-fired electric power plants, on an annual basis, beginning in 2011 for emissions occurring after January 1, 2010, as well as certain oil and natural gas production facilities, on an annual basis, beginning in 2012 for emissions occurring in 2011.

Various states and regions have adopted GHG initiatives and certain governmental bodies, including the State of California, have or are considering the imposition of fees or taxes based on the emission of GHGs by certain facilities. A number of states have enacted legislative mandates requiring electricity suppliers to use renewable energy sources to generate a certain percentage of power. These and other current or future global climate change laws, regulations, court orders or other legally enforceable mechanisms may in the future require additional controls on coal-fired power plants and industrial boilers and may even cause some of our lessees’ customers to switch from coal to alternative sources of fuel. Likewise, these initiatives may restrict emissions of methane associated with coal mining. Such restrictions may increase the costs of mining and may restrict our lessees’ ability to mine certain reserves.

Surface Mining Control and Reclamation Act. The Surface Mining Control and Reclamation Act of 1977, or SMCRA, and similar state statutes establish minimum national operational, reclamation and closure standards for all aspects of surface mining, as well as most aspects of deep mining. SMCRA requires that comprehensive environmental protection and reclamation standards be met during the course of and following completion of mining activities. These requirements typically are implemented through mining permits issued at the state level. SMCRA also imposes on mine operators the responsibility of restoring the land to its original state and compensating the landowner for types of damages occurring as a result of mining operations, and requires mine operators to post performance bonds to ensure compliance with any reclamation obligations. Moreover, regulatory authorities may attempt to assign the liabilities of our coal lessees to another entity, such as us, if any of our lessees are not financially capable of fulfilling those obligations on the theory that we “owned” or “controlled” the mine operator. To our knowledge, no such claims have been asserted against us to date. In conjunction with mining the property, our coal lessees are contractually obligated under the terms of their leases to comply with all federal, state and local laws, including SMCRA, with obligations including the reclamation and restoration of the mined areas by grading, shaping and reseeding the soil. Upon completion of the mining, reclamation generally is completed by seeding with grasses or planting trees for use as pasture or timberland, as specified in the approved reclamation plan. Additionally, the Abandoned Mine Lands Program, which is part of SMCRA, imposes a tax on all current mining operations, the proceeds of which are used to restore mines closed before 1977. The current tax is 31.5 cents per ton on surface-mined coal and 13.5 cents per ton on underground-mined coal. In addition, states from time to time have increased and may continue to increase their fees and taxes to fund reclamation of orphaned mine sites and abandoned mine drainage control on a statewide basis.

Federal and state laws require bonds to secure our lessees’ obligations to reclaim lands used for mining and to satisfy other miscellaneous obligations. These bonds are typically renewable on a yearly basis. It has become increasingly difficult for mining companies to secure new surety bonds without the posting of partial collateral. In addition, surety bond costs have increased while the market terms of surety bonds have generally become less favorable. It is possible that surety-bond issuers may refuse to renew bonds or may demand additional collateral upon those renewals. Any failure to maintain, or inability to acquire, surety bonds that are required by state and federal laws would have a material adverse effect on our lessees’ ability to produce coal, which could affect our coal royalties revenues.

Under some circumstances, substantial fines and penalties, including revocation of mining permits, may be imposed under the laws described above. Monetary sanctions and, in severe circumstances, criminal sanctions may be imposed for failure to comply with these laws. Regulations also provide that a mining permit can be refused or revoked if the permit applicant or permittee owns or controls, directly or indirectly through other entities, mining operations which have outstanding environmental violations. Although our lessees from time-to-time have been cited for violations in the ordinary course of business, to our knowledge, none of them have had one of their permits suspended or revoked because of any violation, and the penalties assessed for these violations have not been material.

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

Hazardous Materials and Wastes. The Federal Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, or the Superfund law, and analogous state laws, impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up releases of hazardous substances and natural resource damages. Some products used by coal companies in operations generate waste containing hazardous substances. We could be pursued under federal and state Superfund and waste management statutes if our lessees are unable to pay for environmental cleanup costs or other responses to threats to the public health or the environment. It is also not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other wastes released into the environment.

The Resource Conservation and Recovery Act, or RCRA, and corresponding state laws and regulations exclude many mining wastes from the regulatory definition of hazardous wastes. Currently, the management and disposal of coal combustion by-products are also not regulated at the federal level and not uniformly at the state level. In June 2010, the EPA released two competing proposals for the regulation of coal combustion byproducts. One would regulate the byproducts as hazardous or special waste and the other would classify the byproducts as non hazardous waste. If EPA adopts rules to regulate the management and disposal of these by-products as hazardous wastes, additional costs associated with compliance may encourage power plant operators to switch to a different fuel.

Clean Water Act. Our coal lessees’ operations are regulated under the Clean Water Act, or the CWA, with respect to discharges of pollutants to rivers and streams, and also require dredge and fill permits under Section 404 to construct slurry ponds, stream impoundments, sediment control ponds and valley fills. The EPA issues permits for the discharge of pollutants into navigable waters while the Army Corps of Engineers, or Army Corps, issues dredge and fill permits under Section 404 of the CWA. The CWA authorizes the EPA to review 404 permits issued by the Army Corps and in 2009, EPA began reviewing 404 permits issued by the Army Corps for coal mining in Appalachia. On June 11, 2009, the EPA announced it would undertake a new level of “enhanced review” of 79 coal-related applications for 404 permits (Enhanced Coordination Procedures). On October 6, 2011, in a lawsuit challenging the legality of EPA’s actions, the U.S. District Court for the District of Columbia granted the National Mining Association’s motion for partial summary judgment rejecting the enhanced review procedures on several different legal grounds, including the lack of authority under the CWA and the failure to provide appropriate notice and comment pursuant to the Administrative Procedures Act. As a result of this decision, the Army Corps of Engineers and the EPA Regions in Appalachia have all ceased using the Enhanced Coordination Procedures. Whether this decision reduces the back up and delay in the Section 404 permit application procedures remains to be seen.

EPA also has statutory “veto” power over a Section 404 permit if EPA determines, after notice and an opportunity for a public hearing, that the permit will have an “unacceptable adverse effect.” On January 14, 2011 EPA exercised its veto power to withdraw or restrict the use of previously issued permits in connection with the Spruce No. 1 Surface Mine in West Virginia, which is one of the largest surface mining operations ever authorized in Appalachia. This action was the first time that such power was exercised with regard to a previously permitted coal mining project. More frequent use of the EPA’s Section 404 “veto” power as well as the increased risk of application of this power to previously permitted projects could create uncertainly with regard to our lessees’ continued use of their current permits, as well as impose additional time and cost burdens on future operations, potentially adversely affecting our coal royalties revenues.

The EPA’s various initiatives have extended the time required to obtain permits for coal mining and we anticipate further delays in obtaining permits and that the costs associated with obtaining and complying with those permits will increase substantially. In addition, uncertainty over what legally constitutes a navigable water of the United States within the CWA’s regulatory scope may adversely impact the ability of our coal lessees to secure the necessary permits for their mining activities. It is possible that some of our lessees’ projects may not be able to obtain these permits because of the manner in which these rules are being interpreted and applied. It is also possible that our lessees may be unable to obtain or may experience delays in securing, utilizing or renewing additional Section 404 individual permits for surface mining operations due to agency or court decisions stemming from the above developments.

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

In December 2008, the Department of Interior published the Excess Spoil, Coal Mine Waste and Buffers for Perennial and Intermittent Streams rule under SMCRA in part to clarify when valley fills are permitted. The rule would require a 100-foot buffer around all waters, including streams, lakes, ponds and wetlands. However, the rule would exempt certain activities, such as permanent spoil fills and coal waste disposal facilities, and allow mining that changes a waterway’s flow, providing the mining company repairs the damage later. Companies could also receive a permit to dispose of waste within the buffer zone if they explain why an alternative is not reasonably possible or is not necessary to meet environmental requirements. Environmental groups brought lawsuits challenging the rule and in a March 2010 settlement with litigation parties, the U.S. Office of Surface Mining and Reclamation agreed to rewrite the “stream buffer zone rule”. In addition, Congress has proposed, and may in the future propose, legislation to restrict the placement of mining material in streams.

Total Maximum Daily Load, or TMDL, regulations under the CWA establish a process to calculate the maximum amount of a pollutant that a water body can receive and still meet state water quality standards and to allocate pollutant loads among the point- and non-point pollutant sources discharging into that water body. This process applies to those waters that states have designated as impaired (not meeting present water quality standards). Industrial dischargers, including coal mines, discharging to such waters will be required to meet new TMDL allocations for these stream segments. The CWA also requires states to develop anti-degradation policies to ensure non-impaired water bodies in the state do not fall below applicable water quality standards. The adoption of new TMDL-related allocations or anti-degradation policies could lead to more stringent discharge limits, thereby requiring more costly water treatment and could adversely affect our lessees’ coal production and our coal royalties revenues.

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

In 2006, the Mine Improvement and New Emergency Response Act (“Miner Act”) was enacted which imposed obligations related to improvements in mine safety practices, increased civil and criminal penalties for non-compliance, created additional mine rescue teams and expanded the scope of federal oversight, inspection and enforcement activities. Pursuant to the Miner Act, the Mine Safety Health Administration, or MSHA, has promulgated new emergency rules on mine safety and revised MSHA’s civil penalty assessment regulations, which resulted in an across-the-board increase in penalties from the existing regulations. Since passage of the Miner Act, enforcement scrutiny has also increased, including more inspection hours at mine sites, increased numbers of inspections and increased issuance of the number and the severity of enforcement actions and related penalties. Various states also have enacted their own new laws and regulations addressing many of these same subjects. The Dodd Frank Bill that was enacted by Congress in 2010 now requires mining companies, including coal companies, to include various safety statistics regarding citations, penalties, notices of violation and pending legal actions in periodic reports that are required by the securities laws. These disclosures may lead to the enactment of yet further legislation regarding mine safety.

OSHA. Our lessees and our own business are subject to the Occupational Safety and Health Act, or OSHA, and comparable state laws that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that information be maintained about hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens. We have implemented various internal standards to promote employee health and safety and comply with these laws.

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

In Texas, our gathering facilities are subject to regulation by the Texas Railroad Commission, which has the authority to ensure that rates, terms and conditions of gas utilities, including certain gathering facilities, are just and reasonable and not discriminatory. Our operations in Oklahoma are regulated by the Oklahoma Corporation Commission, which prohibits us from charging any unduly discriminatory fees for our gathering services. We cannot predict whether our gathering rates might be found to be unjust, unreasonable or unduly discriminatory.

We are subject to ratable take and common purchaser statutes in Texas and Oklahoma. Ratable take statutes generally require gatherers to take, without undue discrimination, natural gas production that may be tendered to the gatherer for handling. Similarly, common purchaser statutes generally require gatherers to purchase without undue discrimination as to source of supply or producer. These statutes have the effect of restricting our right as an owner of gathering facilities to decide with whom we contract to purchase or transport natural gas. Federal law leaves any economic regulation of natural gas gathering to the states, and Texas and Oklahoma have adopted complaint-based regulation that generally allows natural gas producers and shippers to file complaints with state regulators in an effort to resolve grievances relating to natural gas gathering rates and access. We cannot be assured that federal and state authorities will retain their current regulatory policies in the future.

Texas and Oklahoma administer federal pipeline safety standards under the Natural Gas Pipeline Safety Act of 1968, or the NGPSA, which requires certain natural gas pipelines to comply with safety standards in constructing and operating the pipelines, and subjects pipelines to regular inspections. We also operate a NGL pipeline that is subject to regulation by the U.S. Department of Transportation under the Hazardous Liquids Pipeline Safety Act of 1979, as amended, and comparable state statutes with respect to design, installation, testing, construction, operation, replacement and management of pipeline facilities. In response to recent pipeline accidents, Congress and the U.S. Department of Transportation have instituted heightened pipeline safety requirements. Certain of our gathering facilities are exempt from these federal pipeline safety requirements under the rural gathering exemption. We cannot be assured that the rural gathering exemption will be retained in its current form in the future. Failure to comply with applicable regulations under the NGA, the NGPSA and certain state laws can result in the imposition of administrative, civil and criminal remedies.

In January 2012, President Obama signed the “Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011.” The Act is primarily designed to address pipeline safety-related issues that have been brought to the forefront by a series of high profile incidents involving pipeline integrity. Among other things, the Act increases daily and maximum penalties for violations, and requires the Department of Transportation to undertake a review of state and federal regulations governing natural gas gathering lines to determine whether those regulations should be modified or applied to currently unregulated lines. The Department of Transportation must submit a report to Congress outlining the results of this review within two years of the enactment of the Act. It is not certain what impact, if any, the potential issuance of regulations will have on our natural gas gathering facilities.

Additionally, regulations applicable to the gas industry are under constant review for amendment or expansion. For example, hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations such as the Marcellus Shale. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions. The EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, with results of the study anticipated to be available by late 2012. Other federal agencies are also examining hydraulic fracturing, including the U.S. Department of Energy (“DOE”), the U.S. Government Accountability Office and the White House Council for Environmental Quality. The U.S. Department of the Interior is also considering regulation of hydraulic fracturing activities on public lands. In addition, legislation has been introduced in Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process.

Also, some states have adopted, and other states are considering adopting, regulations that could restrict or impose additional requirements relating to hydraulic fracturing in certain circumstances. For example, on June 17, 2011, Texas enacted a law that requires the disclosure of information regarding the substances used in the hydraulic fracturing process to the Railroad Commission of Texas (the entity that regulates oil and natural gas production) and the public. Such federal or state legislation could require the disclosure of chemical constituents used in the fracturing process to state or federal regulatory authorities who could then make such information publicly available. Disclosure of chemicals used in the fracturing process could make it easier for third parties opposing hydraulic fracturing to initiate legal proceedings against producers and service providers based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater.

In addition, if hydraulic fracturing is regulated at the federal level, fracturing activities in areas where we operate could become subject to additional permit requirements or operational restrictions and also to associated permitting delays and potential increases in costs. Further, some state and local governments in the Marcellus Shale region in Pennsylvania and New York have considered or imposed temporary moratoriums on drilling operations using hydraulic fracturing until further study of the potential for environmental and human health impacts by the EPA or the relevant agencies are completed. No assurance can be given as to whether or not similar measures might be considered or implemented in other jurisdictions in which our gas operations plan to operate. If new laws or regulations that significantly restrict or otherwise impact hydraulic fracturing are passed by Congress or adopted in states in which we operate, such legal requirements could make it more difficult or costly for our customers to perform hydraulic fracturing activities and thereby could affect the need for our services. We do not conduct any hydraulic fracturing.

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

On July 28, 2011, the EPA proposed new standards to reduce air pollution from oil and gas drilling operations. The proposal includes a new source performance standard for volatile organic compounds, a new source performance standard for sulfur dioxide, an air toxics standard for natural gas production, and an air toxics standard for natural gas transmission and storage. We have not evaluated the effect these new standards would have on our operations or on those of natural gas producers but any increase in costs associated with production and gathering operations could have an adverse effect on our operations.

Recent actions taken by the EPA have suggested that all natural gas operations operated by a single entity within a given area should be aggregated for the purposes of determining the applicability of New Source Review (NSR) and Prevention of Significant Deterioration (PSD). If EPA and delegated states apply permitting requirements so that multiple current and planned facilities are aggregated for the purposes of air permitting, operations that were previously below the applicable thresholds could be classified as a major source for PSD and/or NSR, and possibly a major source for MACT applicability. An aggregated source could potentially include production wells in addition to the midstream assets considered in this review, if the production wells and midstream assets were determined to be under the control of a single company. It is possible that this aggregation of the compressor stations for air permitting purposes would make a formerly exempt facility a major facility for purposes of Title V permitting, New Source Review, and MACT applicability.

Our failure to comply with existing and any future requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations, and potentially criminal enforcement actions. We will be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions.

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

Our natural gas midstream operations generate certain wastes, including some hazardous wastes, which are subject to RCRA and comparable state laws. However, RCRA currently exempts many natural gas gathering and field processing wastes from classification as hazardous waste. Specifically, RCRA excludes from the definition of hazardous waste produced waters and other wastes associated with the exploration, development or production of crude oil, natural gas or geothermal energy. Unrecovered petroleum product wastes, however, may still be regulated under RCRA as solid waste. Moreover, ordinary industrial wastes such as paint wastes, waste solvents, laboratory wastes and waste compressor oils may be regulated as hazardous waste. The transportation of natural gas and NGLs in pipelines may also generate some hazardous wastes. Although we believe that it is unlikely that the RCRA exemption will be repealed in the near future, repeal would increase costs for waste disposal and environmental remediation at our facilities.

We currently own or lease numerous properties that for many years have been used for the measurement, gathering, field compression and processing of natural gas and NGLs. Although we believe that the operators of such properties used operating and disposal practices that were standard in the industry at the time, hydrocarbons or substances or wastes may have been disposed of or released on or under such properties or on or under other locations where such wastes have been taken for disposal. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove or remediate previously disposed wastes (including waste disposed of or released by prior owners or operators) or property contamination (including groundwater contamination, whether from prior owners or operators or other historic activities or spills) or to perform remedial plugging or pit closure operations to prevent future contamination. We have ongoing remediation projects underway at several sites, but we do not believe that the costs associated with such cleanups will have a material adverse impact on our operations or revenues.

With respect to Marcellus Shale hydraulic fracturing operations, disposal of wastes from hydraulic fracturing is subject to various requirements. At present, producers can be limited to certain options for disposal of wastes. For example, on April 19, 2011, the Pennsylvania Department of Environmental Protection announced its intent to not renew permits for publicly owned treatment works (POTW) that treat municipal wastewater to accept wastewater from Marcellus Shale operators. The disposal costs for wastes from hydraulic fracturing may be significant and may have an adverse effect on the future exploration and production of natural gas using hydraulic fracturing methods, and thereby may decrease opportunities for us in these markets.

Water Discharges. Our natural gas midstream operations are subject to the CWA. See “— Coal and Natural Resource Management Segment — Clean Water Act.” Any unpermitted release of pollutants, including NGLs or condensates, from our systems or facilities could result in fines or penalties as well as significant remedial obligations.

Hydraulic fracturing methods require the use of relatively large volumes of water. In Pennsylvania, Ohio, and West Virginia, permits for use of surface water are obtained from river commissions like the Delaware River Basin Commission (“DRBC”) or Susquehanna River Basin Commission. Delays in finalizing the rules governing water withdrawals for such purposes may complicate the permitting process and could in the future restrict the DRBC’s ability to issue permits for water withdrawal for hydraulic fracturing, which could have an adverse effect on our natural gas gathering operations.

OSHA. Our natural gas midstream operations are subject to OSHA. See “— Coal and Natural Resource Management Segment — OSHA.”

Employees and Labor Relations

We do not have employees. To carry out our operations, our general partner and its affiliates employed 250 employees who directly supported our operations at December 31, 2011. Our general partner considers current employee relations to be favorable.

Available Information

Our internet address is http://www.pvrpartners.com. We make available free of charge on or through our website our Corporate Governance Principles, Code of Business Conduct and Ethics, Executive and Financial Officer Code of Ethics, Compensation and Benefits Committee Charter, Nominating and Governance Committee Charter and Audit Committee Charter, and we will provide copies of such documents to any unitholder who so requests. We also make available free of charge on or through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. All references in this Annual Report on Form 10-K to the “NYSE” refer to the New York Stock Exchange, and all references to the “SEC” refer to the Securities and Exchange Commission. The information contained on, or connected to, our website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with, or furnish to, the SEC.

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

Under the terms of our partnership agreement, we must pay our general partner’s expenses and set aside any cash reserve amounts before making a distribution to our unitholders. The amount of cash that we will be able to distribute each quarter to our partners principally depends upon the amount of cash we can generate from our coal and natural resource management and natural gas midstream businesses. The amount of cash we will generate will fluctuate from quarter to quarter based on, among other things:

•	the amount of coal our lessees are able to produce;

•	the price at which our lessees are able to sell the coal;

•	our lessees’ timely receipt of payment from their customers;

•	our timely receipt of payments from our lessees;

•	the amount of natural gas transported in our gathering systems;

•	the amount of throughput in our processing plants;

•	the price of and demand for natural gas;

•	the price of and demand for NGLs;

•	our timely receipt of payments from our natural gas and NGL customers;

•	the relationship between natural gas and NGL prices, which impact the effectiveness of our hedging positions, if any; and

•	the fees we charge and the margins we realize for our natural gas midstream services.

In addition, the actual amount of cash that we will have available for distribution will depend on other factors including:

•	the level of capital expenditures we make;

•	the cost of acquisitions, if any;

•	our debt service requirements;

•	fluctuations in our working capital needs;

•	restrictions on distributions contained in our debt agreements;

•	prevailing economic conditions; and

•	the amount of cash reserves established by our general partner in its sole discretion for the proper conduct of our business.

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

As of December 31, 2011, our total outstanding long-term indebtedness was approximately $841.0 million. While we are permitted by our partnership agreement to incur debt to pay distributions to our unitholders, our payment of principal and interest on such indebtedness will reduce our cash available for distribution to our unitholders. Furthermore, our leverage, various limitations in the agreements governing our revolving credit facility (“Revolver”), other restrictions governing our indebtedness and the indenture governing our senior notes (“Senior Notes”) may reduce our ability to incur additional indebtedness, to engage in some transactions and to capitalize on acquisition or other business opportunities.

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

Our partnership agreement limits the liability of the directors and officers of our general partner.

The directors and officers of our general partner owe fiduciary duties to our unitholders. Provisions of our partnership agreement, however, contain language limiting the liability of the officers and directors of our general partner to our unitholders for actions or omissions taken in good faith which do not involve gross negligence or willful misconduct. In addition, our partnership agreement grants broad rights of indemnification to our general partner’s directors, officers, employees and affiliates.

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

We depend on a limited number of primary operators for a significant portion of our coal royalties revenues. In the year ended December 31, 2011, five primary operators, each with multiple leases, accounted for 66% of our coal royalties revenues and 9% of our total consolidated revenues. If any of these operators enters bankruptcy or decides to cease operations or significantly reduces its production, our coal royalties revenues would be reduced.

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

One of our lessees has one mine operated by unionized employees. This mine was our second largest mine on the basis of coal production for the year ended December 31, 2011. All of our lessees could become increasingly unionized in the future. If some or all of our lessees’ non-unionized operations were to become unionized, it could adversely affect their productivity due to a potential increase in the risk of work stoppages. In addition, our lessees’ operations may be adversely affected by work stoppages at unionized companies, particularly if union workers were to orchestrate boycotts against our lessees’ operations. Any further unionization of our lessees’ employees could adversely affect the stability of production from our coal reserves and reduce our coal royalties revenues.

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

        The demand for U.S. coal exports is dependent upon a number of factors, including the overall demand for electricity in foreign markets, currency exchange rates, ocean freight rates, the demand for foreign-produced steel both in foreign markets and in the U.S. market (which is dependent in part on tariff rates on steel), general economic conditions in foreign countries, technological developments and environmental and other governmental regulations and any other pressures placed on companies that are connected to the emission of greenhouse gases. If foreign demand for U.S. coal were to decline, this decline could cause competition among coal producers in the United States to intensify, potentially resulting in additional downward pressure on domestic coal prices and thereby reducing our coal royalties revenues.

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

Risks Related to Our Natural Gas Midstream Business

The success of our natural gas midstream business depends upon our ability to contract for new sources of natural gas supply.

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

We are subject to significant risks due to fluctuations in natural gas commodity prices. During 2011, we generated a majority of our gross margin from two types of contractual arrangements under which our margin is exposed to increases and decreases in the price of natural gas and NGLs — gas purchase/keep-whole and percentage-of-proceeds arrangements. See Item 1, “Business — Contracts — Natural Gas Midstream Segment.”

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

From time to time, we evaluate and acquire assets and businesses that we believe complement our existing operations. Readily available access to debt and equity capital and credit availability have been and continue to be critical factors in our ability to grow. While global financial markets and economic conditions have been disrupted in the past, these conditions have improved more recently. However, if we become unable to finance our future growth expansions in a cost effective manner due to tightened capital markets we may be required to seek alternative financing strategies or revise or cancel our plans. In the event we complete acquisitions, we may encounter difficulties integrating these acquisitions with our existing businesses without a loss of employees or customers, a loss of revenues, an increase in operating or other costs or other difficulties. In addition, we may not be able to realize the operating efficiencies, competitive advantages, cost savings or other benefits expected from these acquisitions. Future acquisitions might not generate increases in our cash distributions to our unitholders, and because of the capital used to complete such acquisitions, or the debt incurred, our results of operations may change significantly.

Expanding our natural gas midstream business by constructing new gathering systems, pipelines and processing facilities subjects us to construction risks.

One of the ways we may grow our natural gas midstream business is through the construction of additions to existing gathering, compression and processing systems and new systems. The construction of a new gathering system or pipeline, the expansion of an existing pipeline through the addition of new pipe or compression and the construction of new processing facilities involve numerous regulatory, environmental, political and legal uncertainties beyond our control and require the expenditure of significant amounts of capital. While global financial markets and economic conditions have been disrupted in the past, these conditions have improved more recently. If we do undertake these projects, they may not be completed on schedule, or at all, or at the anticipated cost. Moreover, our revenues may not increase immediately upon the expenditure of funds on a particular project. For example, the construction of gathering facilities requires the expenditure of significant amounts of capital, which may exceed our estimates. Generally, we may have only limited natural gas supplies committed to these facilities prior to their construction. Moreover, we may construct facilities to capture anticipated future growth in production in a region in which anticipated production growth does not materialize. As a result, there is the risk that new facilities may not be able to attract enough natural gas to achieve our expected investment return, which could have a material adverse effect on our business, results of operations or financial condition.

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

We are subject to risk of loss resulting from nonpayment or nonperformance by our natural gas midstream customers. We depend on a limited number of customers for a significant portion of our natural gas midstream revenues. In 2011, 47% of our natural gas midstream segment revenues and 40% of our total consolidated revenues resulted from four of our natural gas midstream customers, Conoco Phillips Company, Williams NGL Marketing, LLC, Tenaska Marketing Ventures, and Targa Liquids Marketing and Trade. Any nonpayment or nonperformance by our natural gas midstream segment customers would reduce our cash flows.

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

In order to manage our exposure to price risks in the marketing of our natural gas and NGLs, we continually monitor commodity prices and when it is opportunistic, we may choose to enter into condensate, natural gas or NGL price hedging arrangements with respect to a portion of our expected production. Historically, our hedges are limited in duration, usually for periods of two years or less. However, in connection with acquisitions, sometimes our hedges are for longer periods. These hedging transactions may limit our potential gains if NGL prices were to rise over the price established by the hedging arrangements, or if prices decline with respect to our natural gas hedges entered into to lock the frac spread. Moreover, for 2012 we have entered into derivative transactions related to only a portion of our condensate, natural gas and NGL volumes. As a result, we will continue to have direct commodity price risk with respect to the unhedged portion of these volumes. In trying to maintain an appropriate balance, we may end up hedging too much or too little, depending upon how natural gas or NGL prices fluctuate in the future.

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

These risks could result in substantial losses due to personal injury or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage and may result in curtailment or suspension of our related operations. Our natural gas midstream operations are concentrated in Texas, Oklahoma and Pennsylvania, and a natural disaster or other hazard affecting these areas could have a material adverse effect on our business, results of operations or financial condition. We are not fully insured against all risks incident to our natural gas midstream business. We do not have property insurance on all of our underground pipeline systems that would cover damage to the pipelines. We are not insured against all environmental accidents that might occur, other than those considered to be sudden and accidental. If a significant accident or event occurs that is not fully insured, it could adversely affect our business, results of operations or financial condition.

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

Tax Risks to Our Common Unitholders

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service, or IRS, treats us as a corporation for U.S. federal income tax purposes or we become subject to additional amounts of entity-level taxation for state tax purposes, it would substantially reduce the amount of cash available for distribution to common unitholders.

The anticipated after-tax economic benefit of an investment in our common units depends largely on our being a partnership for federal income tax purposes. A publicly traded partnership such as us may be treated as a corporation for federal income tax purposes unless it satisfies a “qualifying income” requirement. Based on our current operations we believe that we are treated as a partnership rather than a corporation for such purposes; however, a change in our business could cause us to be treated as a corporation for federal income tax purposes.

In addition, a change in current law may cause us to be treated as a corporation for federal income tax purposes. For example, members of Congress have recently considered substantive changes to the existing federal income tax laws that would affect the tax treatment of certain publicly traded partnerships. In addition, because of widespread state budget deficits, several states are evaluating ways to subject partnerships to entity level taxation through the imposition of state income, franchise or other forms of taxation. If we were subject to federal income tax as a corporation or any state were to impose a tax upon us, our cash available to pay distributions would be reduced. Therefore, our treatment as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity level taxation for federal, state or local income tax purposes, then the minimum quarterly distribution amount and the target distribution amount will be adjusted to reflect the impact of that law on us.

If the IRS contests the federal income tax positions we take, the market for our common units may be adversely impacted and the cost of any IRS contest will reduce our cash available for distribution.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes. The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. In addition, the costs of any contest with the IRS will be borne indirectly by our unitholders because the costs will reduce our cash available for distribution.

Unitholders may be required to pay taxes on income from us even if they do not receive any cash distributions from us.

Because our unitholders will be treated as partners in us for federal income tax purposes we will allocate a share of our taxable income to our unitholders which could be different in amount than the cash we distribute, and our unitholders may be required to pay any federal income taxes and, in some cases, state and local income taxes on their share of our taxable income even if they do not receive any cash distributions from us.

Tax gain or loss on disposition of common units could be more or less than expected.

If our unitholders sell their common units, they will recognize a gain or loss equal to the difference between the amount they realized and their tax basis in those common units. Because distributions in excess of their allocable shares of our total net taxable income result in a reduction in their tax basis in their common units, the amount, if any, of such prior excess distributions with respect to the units sold will, in effect, become taxable income to our unitholders if they sell their units at a price greater than their tax basis in those common units, even if the price they receive is equal to their original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture of depreciation deductions. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, if unitholders sell their units they may incur a tax liability in excess of the amount of cash they receive from the sale.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning our common units that may result in adverse tax consequences to them.

Investments in our common units by tax-exempt entities, including employee benefit plans and individual retirement accounts (known as “IRAs”), and non-U.S. persons raise issues unique to them. For example, virtually all of our income allocated to organizations exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes imposed at the highest applicable tax rate, and non-U.S. persons will be required to file U.S. federal tax returns and pay tax on their shares of our taxable income. Tax-exempt entities and non-U.S. persons should consult their tax advisors before investing in our common units.

We treat each purchaser of our common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

To maintain the uniformity of the economic and tax characteristics of our common units, we have adopted certain depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. These positions may result in an understatement of deductions and an overstatement of income to our unitholders. For example, we do not amortize certain goodwill assets, the value of which has been attributed to certain of our outstanding units. A subsequent holder of those units may be entitled to an amortization deduction attributable to that goodwill under Internal Revenue Code Section 743(b). But, because we cannot identify these units once they are traded by the initial holder, we do not allocate any subsequent holder of a unit any such amortization deduction. This approach may understate deductions available to those unitholders who own those units and may result in those unitholders reporting that they have a higher tax basis in their units than would be the case if the IRS strictly applied Treasury Regulations relating to these depreciation or amortization adjustments. This, in turn, may result in those unitholders reporting less gain or more loss on a sale of their units than would be the case if the IRS strictly applied those Treasury Regulations.

The IRS may challenge the manner in which we calculate our unitholder’s basis adjustment under Section 743(b). If so, because the specific unitholders to which this issue relates cannot be identified, the IRS may assert adjustments to all unitholders selling units within the period under audit. A successful IRS challenge to this position or other positions we may take could adversely affect the amount of taxable income or loss allocated to our unitholders. It also could affect the gain from a unitholder’s sale of common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions. Consequently, a successful IRS challenge could have a negative impact on the value of our common units.

We prorate our items of income, gain, loss and deduction between existing unitholders and unitholders who purchase units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

We prorate our items of income, gain, loss and deduction between existing unitholders and unitholders who purchase our units based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred.

The use of this proration method may not be permitted under existing Treasury Regulations. Recently, the U.S. Treasury Department issued proposed Treasury Regulations that provide a safe harbor pursuant to which publicly traded partnerships may use a similar monthly simplifying convention to allocate tax items. Nonetheless, the proposed regulations do not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge our proration method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of those units. If so, the unitholder would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

If you loan your units to a “short seller” to cover a short sale of units, you may be considered as having disposed of the loaned units, and you may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and you may recognize gain or loss from such disposition. During the period of the loan, any of our income, gain, loss or deduction with respect to those units may not be reportable by you and any cash distributions you receive as to those units may be fully taxable as ordinary income. To assure your status as a partner and avoid the risk of gain recognition from a loan to a short seller you are urged to modify any applicable brokerage account agreements to prohibit your broker from borrowing your units.

The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have constructively terminated as a partnership for federal income tax purposes if there is a sale or exchange within a twelve-month period of 50% or more of the total interests in our capital and profits. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. Our termination would, among other things, result in the closing of our taxable year for all unitholders which could result in us filing two tax returns (and unitholders receiving two Schedule K-1s) for one calendar year. Our termination could also result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for federal income tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred. The IRS has announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership may be permitted to provide only a single Schedule K-1 to unitholders for the tax years in which the termination occurs.

Unitholders may be subject to state, local and non-U.S. taxes and return filing requirements.

In addition to federal income taxes, our unitholders will likely be subject to other taxes, including, state and local taxes, non-U.S. taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property, even if unitholders do not live in any of those jurisdictions. Our unitholders will likely be required to file tax returns and pay taxes in some or all of these jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. It is the responsibility of our common unitholders to file all required U. S. federal, state, local, and non-U.S. tax returns.

Item 1B Unresolved Staff Comments

None.

Item 2 Properties

Title to Properties

The following map shows the general locations of our coal reserves and related infrastructure investments and our natural gas gathering and processing systems as of December 31, 2011:

We believe that we have satisfactory title to all of our properties and the associated coal reserves in accordance with standards generally accepted in the coal and natural resource management and natural gas midstream industries.

Facilities

We currently lease our office space in Radnor and Williamsport, Pennsylvania, Irving and Houston, Texas, and Kingsport, Tennessee. We own the field office in Charleston, West Virginia. We believe that our properties are adequate for our current needs.

Coal Reserves and Production

As of December 31, 2011, we owned or controlled approximately 893 million tons of proven and probable coal reserves located in Illinois, Indiana, Kentucky, New Mexico, Tennessee, Virginia and West Virginia. Our coal reserves are in various surface and underground mine seams located on the following properties:

•	Central Appalachia Basin : properties located in eastern Kentucky, Tennessee, southwestern Virginia and southern West Virginia;

•	Northern Appalachia Basin : properties located in northern West Virginia;

•	Illinois Basin : properties located in southern Illinois, Indiana and western Kentucky; and

•	San Juan Basin : properties located in the four corners area of New Mexico.

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

Coal reserve estimates are adjusted annually for production, unmineable areas, acquisitions and sales of coal in place. The majority of our coal reserves are high in energy content, low in sulfur and suitable for either the steam or to a lesser extent the metallurgical market.

The amount of coal that a lessee can profitably mine at any given time is subject to several factors and may be substantially different from “proven and probable coal reserves.” Included among the factors that influence profitability are the existing market price, coal quality and operating costs.

Our lessees mine coal using both underground and surface methods. As of December 31, 2011, our lessees operated 44 surface mines and 54 underground mines. Approximately 45% of the coal produced from our properties in 2011 came from underground mines and 55% came from surface mines. Most of our lessees use the continuous mining method in their underground mines located on our properties. In continuous mining, main airways and transportation entries are developed and remote-controlled continuous miners extract coal from “rooms,” leaving “pillars” to support the roof. Shuttle cars transport coal to a conveyor belt for transportation to the surface. In several underground mines, our lessees use two continuous miners running at the same time, also known as a supersection, to improve productivity and reduce unit costs.

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

The following tables set forth production data for the periods presented and reserve information with respect to each of our properties for the period presented (tons in millions):

	Production for Year Ended December 31,
Property	2011	2010	2009
Central Appalachia	19.7	18.2	18.3
Northern Appalachia	3.9	4	3.8
Illinois Basin	4.7	4.2	4.7
San Juan Basin	10.1	8.1	7.5

Total	38.4	34.5	34.3

	Proven and Probable Reserves as of December 31, 2011
Property	Underground	Surface	Total	Steam	Metallurgical	Total
Central Appalachia	472.4	191.5	663.9	562.8	101.1	663.9
Northern Appalachia	25.9	—	25.9	25.9	—	25.9
Illinois Basin	175.3	8.9	184.2	184.2	—	184.2
San Juan Basin	—	19.3	19.3	19.3	—	19.3

Total	673.6	219.7	893.3	792.2	101.1	893.3

Of the approximately 893 million tons of proven and probable coal reserves to which we had rights as of December 31, 2011, we owned the mineral interests and the related surface rights to 434 million tons, or 49%, and we owned only the mineral interests to 281 million tons, or 31%. We leased the mineral rights to the remaining 178 million tons, or 20%, from unaffiliated third parties and, in turn, subleased these reserves to our lessees. For the reserves we lease from third parties, we pay royalties to the owner based on the amount of coal produced from the leased reserves. Additionally, in some instances, we purchase surface rights or otherwise compensate surface right owners for mining activities on their properties. In 2011, our aggregate expenses to third-party surface and mineral owners were $12.9 million.

The following table sets forth the coal reserves we owned and leased with respect to each of our coal properties as of December 31, 2011 (tons in millions):

Property	Owned	Leased	Total Controlled
Central Appalachia	519.3	144.6	663.9
Northern Appalachia	25.9	—	25.9
Illinois Basin	154.7	29.5	184.2
San Juan Basin	15.4	3.9	19.3

Total	715.3	178.0	893.3

The following table sets forth our coal reserve activity for the periods presented and ended (tons in millions):

	2011	2010	2009
Reserves - beginning of year	803.7	828.6	826.8
Purchase of coal reserves	113.8	11.4	2.4
Tons mined by lessees	(38.4)	(34.5)	(34.3)
Revisions of estimates and other	14.2	(1.8)	33.7

Reserves - end of year	893.3	803.7	828.6

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

We classify low sulfur coal as coal with a sulfur content of less than 1.0%, medium sulfur coal as coal with a sulfur content between 1.0% and 1.5% and high sulfur coal as coal with a sulfur content of greater than 1.5%. Compliance coal is that portion of low sulfur coal that meets compliance standards for the CAA. As of December 31, 2011, approximately 23% of our reserves met compliance standards for the CAA and 35% were low sulfur. The following table sets forth our estimate of the sulfur content and the typical clean coal quality of our recoverable coal reserves as of December 31, 2011 (tons in millions):

		Sulfur Content					Typical Clean Coal Quality
		Reserves as of December 31, 2011					Heat Content
Property	Compliance (1)	Low Sulfur (2)	Medium Sulfur	High Sulfur	Sulfur Unclassified	Total	BTU per Pound (3)	Sulfur (%)	Ash (%)
Central Appalachia	207.3	301.9	194.1	77.2	90.7	663.9	14,041	1.04	6.50
Northern Appalachia	—	—	—	25.9	—	25.9	12,900	2.58	8.80
Illinois Basin	—	—	—	184.2	—	184.2	11,034	2.39	8.32
San Juan Basin	—	12.6	5.4	1.3	—	19.3	9,200	0.89	17.80

Total	207.3	314.5	199.5	288.6	90.7	893.3

(1)	Compliance coal is low sulfur coal which, when burned, emits less than 1.2 pounds of sulfur dioxide per million BTU. Compliance coal meets the sulfur dioxide emission standards imposed by Phase II of the CAA without blending in other coals or using sulfur dioxide reduction technologies. Compliance coal is a subset of low sulfur coal and is, therefore, also reported within the amounts for low sulfur coal.
(2)	Includes compliance coal.
(3)	As-received BTU per pound includes the weight of moisture in the coal on an as sold basis.

The following table shows the proven and probable coal reserves we leased to mine operators by property as of December 31, 2011 (tons in millions):

	Proven and Probable Reserves As of December 31, 2011
Property	Total Controlled	Leased to Operators	Percentage Leased
Central Appalachia	663.9	621.3	94%
Northern Appalachia	25.9	25.2	97%
Illinois Basin	184.2	117.9	64%
San Juan Basin	19.3	19.3	100%

Total	893.3	783.7	88%

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

Timber and Oil and Gas Royalty Interests

We own approximately 249 thousand acres of forestland in Kentucky, Tennessee, Virginia and West Virginia. The majority of our forestland is located on properties that also contain our coal reserves.

We own royalty interests in approximately 7.0 Bcfe of proved oil and gas reserves located in Kentucky, Tennessee, Virginia and West Virginia.

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

We owned seven natural gas processing facilities having 420 MMcfd of total capacity as of December 31, 2011. We are in the process of adding an additional 120 MMcfd of processing capacity which is expected to be in service during 2012. Our natural gas midstream operations include four natural gas gathering and processing systems and three stand-alone natural gas gathering systems, including: (i) the Panhandle gathering and processing facilities in the Texas/Oklahoma panhandle area; (ii) the Crossroads gathering and processing facilities in East Texas; (iii) the Crescent gathering and processing facilities in central Oklahoma; (iv) the Arkoma gathering system in eastern Oklahoma; (v) the North Texas gathering and pipeline facilities in the Fort Worth Basin; (vi) the Hamlin gathering and processing facilities in west-central Texas; and (vii) the Marcellus gathering system located in northern Pennsylvania. These assets included approximately 4,426 miles of natural gas gathering pipelines as of December 31, 2011. In addition, we own a 25% member interest in Thunder Creek, a joint venture that gathers and transports coalbed methane in Wyoming’s Powder River Basin, and a 50% member interest in Crosspoint, a joint venture that gathers residue gas from our Crossroads Plant and transports it to market. We also own a 51% member interest in Aqua-PVR Water Services LLC, a joint venture that transports and supplies fresh water to natural gas producers drilling in the Marcellus Shale in Pennsylvania.

Panhandle System

General. The Panhandle System is a natural gas gathering system stretching over eleven counties in the Anadarko Basin of the panhandle of Texas and Oklahoma. The system consists of approximately 1,964 miles of natural gas gathering pipelines, ranging in size from two to 16 inches in diameter, and the Antelope Hills, Beaver, Spearman and Sweetwater natural gas processing plants. Included in the system is an 11-mile, 10-inch diameter, FERC-jurisdictional residue line.

Due to the increased well development activities in the Panhandle region of the Midstream operations, our system volumes have increased significantly over past years’ volumes. The increase in the volumes we have under contract in the Granite Wash has outpaced the capacity of our processing plants in the Panhandle. Further, third-party processing plants in the Panhandle region, that we have traditionally relied on to manage overruns in volumes, are fully utilized and unable to handle our excess volumes. Although we have recently been able to utilize some off system processing capacity, we expect these constraints to continue until our new facilities come on line in early 2012. We continue to take steps to alleviate our capacity constraints, and since our acquisition of the Antelope Hills processing facility in June 2011, we have initiated both our Phase One expansion of the Antelope Hills facility from 20 MMcfd to 80 MMcfd, and our Phase Two expansion of that facility to bring the processing capacity to 140 MMcfd. Phase One is scheduled to be in service in the first quarter of 2012 and is expected to provide significant relief to our current processing capacity constraints. Phase Two is expected to be operational by mid-year 2012, and it will enable us to meet our expected future processing requirements as volumes continue to grow. We are also improving the connectivity between our Antelope Hills, Beaver and Sweetwater plants to enable us to better utilize our Panhandle processing capabilities and better serve the growing needs of the area producers, including those in the Granite Wash.

The Panhandle System is comprised of a number of major gathering systems and 43 compressor stations that gather natural gas, directly or indirectly, to the Antelope Hills, Beaver, Spearman and Sweetwater plants. These include the Beaver, Perryton, Spearman, Wolf Creek/Kiowa Creek, South Lipscomb and Ellis systems. These gathering systems are located in Beaver, Ellis, Harper, and Roger Mills Counties in Oklahoma and Hansford, Hemphill, Hutchinson, Lipscomb, Ochiltree, Roberts and Wheeler Counties in Texas.

The Antelope Hills plant has 20 MMcfd of inlet gas capacity with additional capacity being constructed. All four plants are capable of operating in high ethane recovery mode or in ethane rejection mode and have instrumentation allowing for unattended operation of up to 16 hours per day.

Each of the Beaver plant and Spearman Plant has 100 MMcfd of inlet gas capacity.

The Sweetwater plant has 60 MMcfd of inlet capacity.

Natural Gas Supply and Markets for Sale of Natural Gas and NGLs. The residue gas from the Antelope Hills plant is delivered into Southern Star Central Gas pipeline for sale or transportation to market. The NGLs produced at the Antelope Hills plant are delivered into ONEOK Hydrocarbon’s pipeline system for transportation to and fractionation at ONEOK’s Conway fractionator.

The residue gas from the Beaver plant is delivered into Northern Natural Gas, Southern Star Central Gas or ANR Pipeline Company pipelines for sale or transportation to market. The NGLs produced at the Beaver plant are delivered into ONEOK Hydrocarbon’s pipeline system for transportation to and fractionation at ONEOK’s Conway fractionator.

The residue gas from the Spearman plant is delivered into Northern Natural Gas or ANR pipelines for sale or transportation to market. The NGLs produced at the Spearman plant are delivered into MAPCO’s (Mid-America Pipeline Company) pipeline system. MAPCO’s pipeline system has the flexibility of delivering the NGLs to either Mont Belvieu or Conway for fractionation.

The residue gas from the Sweetwater plant is delivered into Northern Natural Gas or ANR pipelines for sale or transportation to market. The NGLs produced at the Sweetwater plant are delivered into ONEOK Hydrocarbon’s pipeline system for transportation and fractionation, with the majority being handled at ONEOK’s Conway fractionator and a portion being delivered to the Mont Belvieu markets.

Crossroads System

General. The Crossroads System is a natural gas gathering system located in east Texas. The Crossroads System consists of approximately eight miles of natural gas gathering pipelines, ranging in size from eight to 12 inches in diameter, and the Crossroads plant. The Crossroads System also includes approximately 20 miles of six-inch NGL pipeline that transports the NGLs produced at the Crossroads plant to the Panola Pipeline.

The Crossroads plant has 80 MMcfd of inlet capacity. The plant is capable of operating in high ethane recovery mode or in ethane rejection mode and has instrumentation allowing for unattended operation of up to 16 hours per day.

Natural Gas Supply and Markets for Sale of Natural Gas and NGLs. The Crossroads System delivers the residue gas from the Crossroads plant into the CenterPoint Energy pipeline for sale or transportation to market. The NGLs produced at the Crossroads plant are delivered into the Panola Pipeline for transportation to Mont Belvieu, for fractionation.

Crescent System

General. The Crescent System is a natural gas gathering system stretching over seven counties within central Oklahoma’s Sooner Trend. The system consists of approximately 1,708 miles of natural gas gathering pipelines, ranging in size from two to 10 inches in diameter, and the Crescent natural gas processing plant located in Logan County, Oklahoma. Fourteen compressor stations are operating across the Crescent System.

The Crescent plant is a NGL recovery plant with current capacity of approximately 40 MMcfd. The Crescent facility also includes a gas engine-driven generator which is routinely operated, making the plant self-sufficient with respect to electric power. The cost of fuel (residue gas) for the generator is borne by the producers under the terms of their respective gas contracts.

Natural Gas Supply and Markets for Sale of Natural Gas and NGLs. The gas supply on the Crescent System is primarily gas associated with the production of oil, or “casinghead gas”, from the mature Sooner Trend. Wells in this region producing casinghead gas are generally characterized as low volume, long-lived producers of gas with large quantities of NGLs. The Crescent plant’s connection to the Enogex and ONEOK Gas Transportation pipelines for residue gas and the ONEOK Hydrocarbon pipeline for NGLs gives the Crescent System access to a variety of market outlets.

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

Natural Gas Supply and Markets for Sale of Natural Gas and NGLs. The gas on the Hamlin System is primarily casinghead gas associated with the production of oil. The Hamlin System delivers the residue gas from the Hamlin plant into the Enbridge or Atmos pipelines. The NGLs produced at the Hamlin plant are delivered into TEPPCO’s pipeline system.

North Texas System

General. The North Texas assets are located in the southern portion of the Fort Worth Basin of North Texas and include approximately 135 miles of gas gathering pipelines and approximately 240 thousand acres dedicated by active producers. This expands the geographic scope of the natural gas midstream segment into the Barnett Shale play in the Fort Worth Basin.

Natural Gas Supply. The gathering and transportation infrastructure captures current and expected volumes in Johnson, Hill, Bosque, Somervell, Hamilton and Erath counties.

Marcellus System

General. During 2010, we began construction of gathering systems in Wyoming and Lycoming Counties in Pennsylvania. We have completed initial construction of 12-inch gas gathering pipelines in Wyoming County and began gathering natural gas on the system in June 2010. In February 2011, we commenced operations on the first phase of the Lycoming County system. In April 2011, we also began construction on the second phase of the Lycoming County system, which is expected to be operational in the first quarter of 2012. The Lycoming County system consists of a 30- inch trunk line. Construction and development to provide gathering, compression and related services in Lycoming and Wyoming Counties are ongoing.

Natural Gas Supply. The gathering infrastructure captures current and expected volumes in the Marcellus Shale area. The Marcellus System delivers the natural gas to local customers and provides avenues for local producers to major pipeline systems such as Transco.

Water Supply. We are a partner in a joint venture that transports and supplies fresh water to natural gas producers drilling in the Marcellus Shale in Pennsylvania. The water pipeline is expected to be operational in 2012.

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

On February 1, 2011, the parties to the above-described Epoch and Scheifele actions entered into the Memorandum of Understanding (“MOU”) to settle the litigation in its entirety. The MOU provided that the parties would seek dismissal with prejudice of the litigation and a release of the Defendants from all present and future claims asserted in the litigation in exchange for a supplemental disclosure to the Joint Proxy Statement/Prospectus. The supplemental disclosure was set forth in a Joint Proxy Statement/Prospectus supplement filed with the Securities and Exchange Commission on February 3, 2011.

On November 18, 2011, the Court entered an Order and Final Judgment approving the settlement and dismissing the complaint with prejudice. The settlement became final and non-appealable on December 18, 2011.

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

Item 4 Reserved

Part II

Item 5 Market for the Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common units are traded on the NYSE under the symbol “PVR.” The high and low sales prices (composite transactions) and distributions declared related to each fiscal quarter in 2011 and 2010 were as follows:

Quarter Ended	High	Low	Cash Distribution Declared
December 31, 2011	$26.94	$21.13	$0.51
September 30, 2011	$28.05	$20.85	$0.50
June 30, 2011	$28.31	$24.00	$0.49
March 31, 2011	$29.10	$24.41	$0.48
December 31, 2010	$29.11	$24.78	$0.47
September 30, 2010	$25.00	$20.26	$0.47
June 30, 2010	$24.75	$10.01	$0.47
March 31, 2010	$24.93	$19.63	$0.47

Equity Holders

As of December 31, 2011, there were 182 record holders and approximately 61,520 beneficial owners of our common units.

Common Unitholder Return Performance Presentation

The performance graph below compares the cumulative total unitholder return on our common units with the cumulative total returns on the Standard & Poor’s 500 Index (the “S&P 500 Index”) and the Alerian MLP Total Return Index (the “Alerian Total Return Index”). The Alerian Total Return Index is a composite of the 50 most prominent energy master limited partnerships and limited liability companies, as determined by Standard & Poor’s using a float-adjusted market capitalization methodology. The graph assumes an investment of $100 in our common units, and in each of the S&P 500 Index and the Alerian Total Return Index on December 31, 2006 and reinvestment of all dividends and distributions. The results shown in the graph are based on historical data and should not be considered indicative of future performance.

	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Penn Virginia Resource Partners, L.P	100.0	100.5	50.8	108.4	154.1	149.5
S&P 500 Total Return Index	100.0	105.5	66.5	84.1	96.7	98.8
Alerian MLP Total Return Index	100.0	112.7	71.1	125.4	170.4	194.1

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

Item 6 Selected Financial Data

The following selected historical financial information was derived from our Consolidated Financial Statements as of December 31, 2011, 2010, 2009, 2008 and 2007, and for each of the years then ended. The selected financial data should be read in conjunction with our Consolidated Financial Statements and the accompanying Notes and Supplementary Data in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data”:

	2011	2010	2009	2008	2007
		(in thousands, except per unit data)
Statement of Income Data:
Revenues (1)	$1,159,975	$864,136	$656,704	$881,580	$549,445
Expenses (1)	$1,006,404	$742,551	$550,779	$768,408	$434,202
Operating income	$153,571	$121,585	$105,925	$113,172	$115,243
Net income	$96,343	$64,187	$62,911	$102,598	$54,576
Net income attributable to Penn Virginia Resource Partners, L.P.	$97,007	$37,144	$37,879	$52,686	$29,169

Common Unit Data:
Net income per limited partner unit, basic and diluted (2)	$1.45	$0.97	$0.99	$1.38	$0.76
Distributions paid (3)	$135,296	$122,024	$120,450	$108,263	$79,579
Distributions paid per unit (3)	$1.94	$1.88	$1.88	$1.82	$1.66

Balance Sheet and Other Financial Data:
Property, plant and equipment, net	$1,282,297	$971,046	$900,844	$895,119	$731,282
Total assets (4)	$1,593,992	$1,304,205	$1,219,063	$1,227,674	$942,251
Long-term debt	$841,000	$708,000	$620,100	$568,100	$399,153
Cash flows provided by operating activities	$190,330	$178,450	$158,214	$137,187	$126,480
Additions to property, plant and equipment	$376,602	$124,116	$80,677	$332,028	$225,040

Other Statistical Data:
Coal royalty tons (in thousands)	38,357	34,512	34,330	33,690	32,528
System throughput volumes (MMcfd)	495	355	332	270	186

(1)	In 2010, 2009 and 2008, we recorded $27.8 million, $72.5 million and $127.9 million of natural gas midstream revenue and $27.8 million, $72.5 million and $127.9 million for the cost of midstream gas purchased related to the purchase of natural gas from PVOG LP, a subsidiary of Penn Virginia Corporation and considered a related party company up to June 7, 2010, and the subsequent sale of that gas to third parties. We took title to the gas prior to transporting it to third parties. These transactions do not impact the gross margin, nor do they impact operating income.
(2)	Pursuant to the Merger, PVG’s unitholders received 0.98 of a PVR common unit for each PVG common unit they owned, or approximately 38.3 million of PVR common units in the aggregate, in exchange for all outstanding PVG common units. Also pursuant to the Merger, approximately 19.6 million PVR common units that were held by PVG were cancelled. As a result, PVR’s common units outstanding increased from 52.3 million to 71.0 million. However, for historical reporting purposes, the impact of this change was accounted for as a reverse unit split of 0.98 to 1.0. Therefore, since PVG was the surviving entity for accounting purposes, the weighted average common units outstanding used for basic and diluted earnings per unit calculations are PVG’s historical weighted average common units outstanding adjusted for the retrospective application of the reverse unit split. Amounts reflecting historical PVG common unit and per common unit amounts included in this report have been restated for the reverse unit split.

(3)	Distribution paid and Distributions paid per unit have been retroactively restated to only include the amounts paid to public unitholders of PVR and PVG’s common units. The distributions paid are consistent with the distributions to partners noted in the consolidated statements of cash flows. The distributions paid per unit represent the distributions declared and paid by PVR for the noted time periods.
(4)	Total assets for the year ended December 31, 2011 include PVR’s Middle Fork acquisition, which expanded our geographic scope in the Central Appalachian coal region. During 2010 and 2011, we increased internal growth project spending in our Marcellus and Panhandle Systems to expand our natural gas gathering and operational footprint in these areas. Total assets for the year ended December 31, 2008 include PVR’s Lone Star acquisition, which expanded the geographic scope of the PVR natural gas midstream segment into the Barnett Shale play in the Fort Worth Basin.

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

Overview of Business

We are a publicly traded Delaware limited partnership principally engaged in the management of coal and natural resource properties and the gathering and processing of natural gas in the United States. We currently conduct operations in two business segments: (i) coal and natural resource management and (ii) natural gas midstream. In 2011, our coal and natural resource management segment contributed $115.9 million, or 75%, to operating income, and our natural gas midstream segment contributed $37.6 million, or 25%, to operating income.

Coal and Natural Resource Segment

As of December 31, 2011, we owned or controlled approximately 893 million tons of proven and probable coal reserves in Central and Northern Appalachia, the Illinois Basin and the San Juan Basin. We enter into long-term leases with experienced, third-party mine operators, providing them the right to mine our coal reserves in exchange for royalty payments. We actively work with our lessees to develop efficient methods to exploit our reserves and to maximize production from our properties. We do not operate any mines. In 2011, our lessees produced 38.4 million tons of coal from our properties and paid us coal royalties revenues of $162.9 million, for an average royalty per ton of $4.25. Approximately 81% of our coal royalties revenues in 2011 was derived from coal mined on our properties under leases containing royalty rates based on the higher of a fixed base price or a percentage of the gross sales price. The balance of our coal royalties revenues for the respective periods was derived from coal mined on our properties under leases containing fixed royalty rates that escalate annually.

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

Natural Gas Midstream Segment

Our natural gas midstream segment is engaged in providing natural gas processing, gathering and other related services. As of December 31, 2011, we owned and operated natural gas midstream assets located in Oklahoma, Pennsylvania and Texas, including seven natural gas processing facilities having 420 MMcfd of total capacity and approximately 4,426 miles of natural gas gathering pipelines. We are currently in the process of adding an additional 120 MMcfd of processing capacity, which is expected to be in service during 2012. Our natural gas midstream business earns revenues primarily from gas processing contracts with natural gas producers and from fees charged for gathering natural gas volumes and providing other related services. In addition, we are a partner in several joint ventures that gather and transport natural gas and water. We also own a natural gas marketing business, which aggregates third-party volumes and sells those volumes into intrastate pipeline systems and at market hubs accessed by various interstate pipelines.

In 2011, system throughput volumes at our gas processing plants and gathering systems, including gathering-only volumes, were 180.8 Bcf, or approximately 495 MMcfd. In 2011, 47% of our natural gas midstream segment revenues and 40% of our total consolidated revenues resulted from four of our natural gas midstream customers, Conoco Phillips Company, Williams NGL Marketing, LLC, Tenaska Marketing Ventures and Targa Liquids Marketing and Trade.

We continually seek new supplies of natural gas both to offset the natural declines in production from the wells currently connected to our systems and to increase system throughput volumes. New natural gas supplies are obtained for all of our systems by contracting for production from new wells, connecting new wells drilled on dedicated acreage and contracting for natural gas that has been released from competitors’ systems. In 2011, our natural gas midstream segment made aggregate capital expenditures of $256.9 million, primarily related to our expansion of the Panhandle System and Marcellus System due to growth opportunities in those areas.

Key Developments

Coal and Natural Resource Management Segment

Middle Fork Acquisition

On January 25, 2011, we acquired certain mineral rights and associated oil and gas royalty interests in Kentucky and Tennessee for approximately $95.7 million. The mineral rights included approximately 67.7 million tons of coal reserves. The coal is primarily steam coal and expands our geographic scope in the Central Appalachia coal region.

Oatsville Reserves

In June 2011, we acquired 26.9 million tons of additional coal reserves in the Illinois Basin for $13.5 million. The Oatsville Reserve properties are deep minable Springfield V seam coal located on approximately 5,875 acres in Gibson and Pike counties in Indiana.

CC Lewis Acquisition

In October 2011, we acquired 17.4 million tons of additional coal reserves along with associated timber, oil and gas assets on over 4,700 acres in Kanawha and Boone counties, West Virginia. The coal reserves have excellent transportation access to both railroad and river barge facilities and producing deep mines are located on or adjacent to the acquired properties. The purchase price for the acquired assets and assumed liabilities was $21.3 million.

Natural Gas Midstream Segment

Marcellus Shale Construction

During 2010, we began construction of gathering systems in Wyoming and Lycoming Counties in Pennsylvania. We have completed initial construction of 12-inch gas gathering pipelines in Wyoming County and began gathering natural gas on the system in June 2010. In February 2011, we commenced operations on the first phase of the Lycoming County system. In April 2011, we also began construction on the second phase of the Lycoming County system, which is expected to be operational in the first quarter of 2012. Construction and development to provide gathering, compression and related services in Lycoming and Wyoming Counties is ongoing. These Wyoming and Lycoming Counties gathering infrastructures are expected to capture anticipated volumes in the Marcellus Shale area, where we have been spending, and expect to continue to spend, a significant portion of our growth capital over the next year, and for the foreseeable future.

Panhandle

Due to the increased well development activities in the Panhandle region of the Midstream operations, our system volumes have increased significantly over past years’ volumes. The increase in the volumes we have under contract in the Granite Wash has outpaced the capacity of our processing plants in the Panhandle. Further, third-party processing plants in the Panhandle region, that we have traditionally relied on to manage overruns in volumes, are fully utilized and unable to handle our excess volumes. Accordingly, we have had to forego processing a significant amount of our volumes in the Panhandle which has adversely impacted our gross margins during 2011. Although we have recently been able to utilize some off system processing capacity, we expect these constraints to continue until our new facilities come on line in early 2012. We continue to take steps to alleviate our processing capacity constraints. Since our acquisition of the Antelope Hills processing facility in June 2011, we have initiated both our Phase One expansion of the Antelope Hills facility from 20 MMcfd to 80 MMcfd, and our Phase Two expansion of that facility to bring the processing capacity to 140 MMcfd. Phase One is scheduled to be in service in the first quarter of 2012 and is expected to provide significant relief to our current processing capacity constraints. Phase Two is expected to be operational by mid-year 2012, and it will enable us to meet our expected future processing requirements as volumes continue to grow. We are also improving the connectivity between our Antelope Hills, Beaver and Sweetwater plants to enable us to better utilize our Panhandle processing capabilities and better serve the growing needs of the area producers, including those in the Granite Wash.

Aqua Joint Venture

In September 2011, we entered into a joint venture to construct and operate a pipeline system to supply fresh water to natural gas producers drilling in the Marcellus Shale in Pennsylvania. The 12-inch diameter steel pipeline will largely parallel the trunk line of our existing gathering system in Lycoming County. As of December 31, 2011 our contribution to the joint venture was $5.3 million.

2011 Commodity Prices

Coal royalties, which accounted for 86% of the coal and natural resource management segment revenues for year ended December 31, 2011, were higher as compared to 2010. The increase was attributed to increased production and higher realized coal royalty per ton primarily in the Central Appalachian and San Juan regions. Average coal prices received by lessees increased in 2011 compared to 2010 due to strong market pricing for thermal and metallurgical coal.

The average commodity prices for crude oil and natural gas liquids, or NGLs, increased in 2011 from levels experienced in 2010, while natural gas prices decreased.

Revenues, profitability and the future rate of growth of our natural gas midstream segment are highly dependent on market demand and prevailing NGL and natural gas prices. Historically, changes in the prices of most NGL products have generally correlated with changes in the price of crude oil. NGL and natural gas prices have been subject to significant volatility in recent years in response to changes in the supply and demand for NGL products and natural gas market demand. We continually monitor commodity prices and when it is opportunistic, we may choose to use derivative financial instruments to hedge NGLs sold and natural gas purchased. Our derivative financial instruments include costless collars and swaps. Based upon November 2011 volumes, we have entered into hedging agreements covering approximately 94% of our commodity-sensitive volumes in 2012. This coverage amount is higher than historic coverage amounts due to the processing capacity constraints in our Texas/Oklahoma Panhandle System. These constraints have caused us to bypass more of our owned natural gas without processing, lowering the net NGL recoveries specific to PVR. The percent hedged will decrease in the near future as we continue to enact measures to alleviate our processing capacity constraints.

PVR Equity Issuance

In November 2011, we issued 7.0 million common units representing limited partner interests in PVR in a registered public offering. In December 2011, we issued an additional 1.05 million common units after the underwriters exercised in full their option to purchase additional units. Total net proceeds of $189.2 million were used to repay a portion of the Revolver.

Results of Operations

Consolidated Review

The following table presents summary consolidated operating results for the periods presented:

	Year Ended December 31,
	2011	2010	2009
Revenues	$1,159,975	$864,136	$656,704
Expenses	(1,006,404)	(742,551)	(550,779)

Operating income	153,571	121,585	105,925
Other expense	(57,228)	(57,398)	(43,014)

Net income	96,343	64,187	62,911
Net loss (income) attributable to noncontrolling interests, pre-merger	664	(27,043)	(25,032)

Net income attributable to Penn Virginia Resource Partners, L.P.	$97,007	$37,144	$37,879

Coal and Natural Resource Management Segment

Year Ended December 31, 2011 Compared With Year Ended December 31, 2010

The following table sets forth a summary of certain financial and other data for our coal and natural resource management segment and the percentage change for the periods presented:

			Favorable (Unfavorable)	% Change Favorable (Unfavorable)
	Year Ended December 31,
	2011	2010
Financial Highlights
Revenues
Coal royalties	$162,915	$130,349	$32,566	25%
Coal services	8,839	7,830	1,009	13%
Timber	5,031	6,261	(1,230)	(20%)
Oil and gas royalty	3,944	2,651	1,293	49%
Other	8,224	5,397	2,827	52%

Total revenues	188,953	152,488	36,465	24%

Expenses
Operating	17,167	11,437	(5,730)	(50%)
General and administrative	18,682	17,046	(1,636)	(10%)
Depreciation, depletion and amortization	37,177	30,873	(6,304)	(20%)

Total expenses	73,026	59,356	(13,670)	(23%)

Operating income	$115,927	$93,132	$22,795	24%

Other data

Coal royalty tons by region
Central Appalachia	19,683	18,207	1,476	8%
Northern Appalachia	3,938	3,965	(27)	(1%)
Illinois Basin	4,705	4,182	523	13%
San Juan Basin	10,031	8,158	1,873	23%

Total tons	38,357	34,512	3,845	11%

Coal royalties revenues by region
Central Appalachia	$119,035	$92,827	$26,208	28%
Northern Appalachia	8,741	8,449	292	3%
Illinois Basin	12,493	11,208	1,285	11%
San Juan Basin	22,646	17,865	4,781	27%

Total royalties	$162,915	$130,349	$32,566	25%

Coal royalties per ton by region ($/ton)
Central Appalachia	$6.05	$5.10	$0.95	19%
Northern Appalachia	2.22	2.13	0.09	4%
Illinois Basin	2.66	2.68	(0.02)	(1%)
San Juan Basin	2.26	2.19	0.07	3%

Average royalties per ton	$4.25	$3.78	$0.47	12%

Revenues

Coal royalties revenues increased due to higher production and realized coal royalties per ton. The Middle Fork acquisition on January 25, 2011 contributed $10.2 million to Central Appalachia coal royalties and 1.7 million tons of coal production. Equipment added during 2010 to the mines in the San Juan Basin increased production and related coal royalties compared to the prior year.

Coal royalties per ton increased in all regions in 2011 compared to 2010, except for the Illinois Basin. In Central Appalachia, average coal prices received by lessees increased due to the strong market pricing for thermal and metallurgical coal. The reduced realized royalty rate in the Illinois Basin was due to contractual changes in royalties we receive on some properties in this region.

Consistent with the increase in coal production, coal services revenues increased in 2011.

Timber revenues decreased due to a reduction in timber harvested and average price received per board foot in 2011. These decreases are associated with the depressed construction and furniture making industries.

Oil and gas royalty income increased in 2011 due to a settlement against a producer for deductions made on past royalties. The Middle Fork acquisition and the $0.6 million in royalties earned from these properties also contributed to the increase.

Other revenues increased in 2011 due to minimum royalty forfeitures. Based upon lease contracts, which vary by lessee, lessees paying minimum royalties have an established time to recoup minimum royalties paid. If the stated levels of production have not occurred at the exhaustion of that time period, the minimum payments are recognized into earnings. Additionally, a gain on sale of property to a local oil and gas company related to their exploration activities was recognized in 2011.

Expenses

Operating expenses have increased primarily due to higher production on subleased properties and the recent Middle Fork acquisition and related operating costs. Increased pricing and mining activity by our lessees from subleased properties in Central Appalachia increased coal royalties expense. Mining activity on our subleased property fluctuates between periods due to the proximity of our property boundaries and other mineral owners.

General and administrative expenses increased as a result of our change in management structure related to the Merger, and some costs (such as executive and legal costs) we shared with our former parent, Penn Virginia Corporation, are no longer shared but are now direct costs of the Partnership. Also contributing to the increase were due diligence costs related to recent acquisitions. Partially offsetting these increases were lower employee costs related to equity compensation. In the second quarter of 2010, there was an acceleration of recognized equity compensation due to Penn Virginia Corporation’s divestiture of its interest in PVG.

DD&A expenses increased for the comparative periods due to the increase in coal production and related depletion expense.

Year Ended December 31, 2010 Compared With Year Ended December 31, 2009

The following table sets forth a summary of certain financial and other data for our coal and natural resource management segment and the percentage change for the periods presented:

			Favorable (Unfavorable)	% Change Favorable (Unfavorable)
	Year Ended December 31,
	2010	2009
Financial Highlights
Revenues
Coal royalties	$130,349	$120,435	$9,914	8%
Coal services	7,830	7,332	498	7%
Timber	6,261	5,726	535	9%
Oil and gas royalty	2,651	2,471	180	7%
Other	5,397	8,636	(3,239)	(38%)

Total revenues	152,488	144,600	7,888	5%

Expenses
Operating	11,437	9,692	(1,745)	(18%)
General and administrative	17,046	14,539	(2,507)	(17%)
Impairments	—	1,511	1,511	—
Depreciation, depletion and amortization	30,873	31,330	457	1%

Total expenses	59,356	57,072	(2,284)	(4%)

Operating income	$93,132	$87,528	$5,604	6%

Other data

Coal royalty tons by region
Central Appalachia	18,207	18,319	(112)	(1%)
Northern Appalachia	3,965	3,786	179	5%
Illinois Basin	4,182	4,724	(542)	(11%)
San Juan Basin	8,158	7,501	657	9%

Total tons	34,512	34,330	182	1%

Coal royalties revenues by region
Central Appalachia	$92,827	$85,183	$7,644	9%
Northern Appalachia	8,449	6,931	1,518	22%
Illinois Basin	11,208	12,420	(1,212)	(10%)
San Juan Basin	17,865	15,901	1,964	12%

Total royalties	$130,349	$120,435	$9,914	8%

Coal royalties per ton by region ($/ton)
Central Appalachia	$5.10	$4.65	$0.45	10%
Northern Appalachia	2.13	1.83	0.30	16%
Illinois Basin	2.68	2.63	0.05	2%
San Juan Basin	2.19	2.12	0.07	3%

Average royalties per ton	$3.78	$3.51	$0.27	8%

Revenues

Coal royalties revenues increased due to the increase in the average coal royalty received per ton and a slight increase in tons produced. The coal markets improved in 2010 with strong metallurgical coal markets leading the way.

Coal production by our lessees increased slightly due to higher production in the San Juan Basin resulting from the startup of a second mine in 2009 and the addition of new equipment in 2010. Longwall mining activity increased production in the Northern Appalachia region. These increases were partially offset by a decline in production in the Illinois Basin region, which was due to poor mining conditions at certain mines. Central Appalachia production remained relatively consistent with increased production by certain mines in West Virginia offset by decreased production in Virginia due to normal depletion and timing of when operators were mining on or off our properties.

Coal services revenues increased due to the operating results of our joint venture providing fee-based coal-related infrastructure facilities to certain lessees.

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

Expenses

Operating expenses increased due to increased coal royalties and timber related costs. Increased mining activity by our lessees from subleased properties in Central Appalachia increased coal royalties expense. Mining activity on our subleased property fluctuates between periods due to the proximity of our property boundaries and other mineral owners. Weather and its effects on timber harvesting activities increased timber costs in 2010.

General and administrative expenses increased as a result of our change in management structure. Some formerly shared costs with Penn Virginia Corporation were replaced with direct costs and the change in ownership accelerated the vesting of equity compensation. Penn Virginia Corporation divested its interest in PVG during 2009 and 2010 and no longer owns any limited or general partner interest in PVR. Because the divestiture was considered a change of control under the long-term incentive plan, all unvested restricted and phantom units granted to employees performing services for the benefit of PVR were considered vested on the date the last PVG units were sold by PVA, which was June 7, 2010. Approximately $2.1 million was expensed related to the accelerated vesting for the Coal and Natural Resource Management segment. In addition to the change in management structure, costs related to acquisitions and due diligence have increased.

The $1.5 million impairment expense in 2009 was the result of a reduction in the value of an intangible asset. We test long-lived assets for impairment if a triggering event occurs, and the impairment was triggered by a wheelage contract being rejected in bankruptcy. As a result of the impairment, the fair value of the contract was reduced to zero.

DD&A expenses decreased slightly due to decreased timber depletion expense resulting from the lower harvest in 2010. The decrease was partially offset by an increase in coal depletion due to a shift in production mix of coal mined from our properties by our lessees.

Natural Gas Midstream Segment

Year Ended December 31, 2011 Compared With Year Ended December 31, 2010

The following table sets forth a summary of certain financial and other data for our natural gas midstream segment and the percentage change for the periods presented:

			Favorable (Unfavorable)	% Change Favorable (Unfavorable)
	Year Ended December 31,
	2011	2010
Financial Highlights
Revenues
Residue gas	$426,690	$359,745	$66,945	19%
Natural gas liquids	462,210	297,885	164,325	55%
Condensate	38,448	26,425	12,023	45%
Gathering, processing and transportation fees	37,863	18,109	19,754	109%

Total natural gas midstream revenues	965,211	702,164	263,047	37%
Equity earnings in equity investments	3,209	6,664	(3,455)	(52%)
Producer services and other	2,602	2,820	(218)	(8%)

Total revenues	971,022	711,648	259,374	36%

Expenses
Cost of gas purchased	817,937	577,813	(240,124)	(42%)
Operating	40,444	32,806	(7,638)	(23%)
General and administrative	22,798	23,235	437	2%
Depreciation and amortization	52,199	45,027	(7,172)	(16%)

Total operating expenses	933,378	678,881	(254,497)	(37%)

Operating income	$37,644	$32,767	$4,877	15%

Operating Statistics
Daily throughput volumes (MMcfd)	495	355	140	39%

Gross margin	$147,274	$124,351	$22,923	18%
Cash impact of derivatives	(17,921)	(1,860)	(16,061)	(863%)

Gross margin, adjusted for impact of derivatives	$129,353	$122,491	$6,862	6%

Gross Margin

Gross margin is the difference between our natural gas midstream revenues and our cost of midstream gas purchased. Natural gas midstream revenues include residue gas sold from processing plants after NGLs were removed, NGLs sold after being removed from system throughput volumes received, condensate collected and sold and gathering and other fees primarily from natural gas volumes connected to our gas processing plants. Cost of midstream gas purchased consisted of amounts payable to third-party producers for natural gas purchased under percentage-of-proceeds and gas purchase/keep-whole contracts.

The gross margin increase was a result of higher system volumes, as well as higher NGL pricing and higher fractination, or frac, spreads. Natural gas prices were down for the comparative periods. Offsetting the higher volumes and frac spreads was a change in contract mix. Given our completion of certain assets in the Marcellus Shale, during 2011 we gathered and transported an average of 74 MMcfd of fee-based volumes from these assets. This added a lower-risk, lower-margin element to our total gross margin. Gross margin from the Marcellus System in 2011 was $26.2 million. We process gas under three general types of contracts (gas purchase/keep whole contracts, percentage-of-proceeds contracts, and fee-based arrangements). These contracts are more fully described Item 1, “Business – Contracts – Natural Gas Midstream Segment.” New gas volumes being added to our Panhandle system are primarily under fee-based processing percentage-of-proceeds contracts where we return the NGL revenue to the producers. The result of this is a relative volumetric decrease in the higher commodity-risked, higher-margin gas purchase/keep whole contracts; however, the performance of these fee-based and percentage of proceeds contracts does suffer during periods when we experience processing capacity constraints.

Due to the increased well development activities in the Panhandle region of the Midstream operations, our system volumes have increased significantly over historical volumes. The increase in the volumes we have under contract in the Granite Wash has outpaced the capacity of our processing plants in the Panhandle. Further, third-party processing plants in the Panhandle region, that we have traditionally relied on to manage overruns in volumes, are fully utilized and unable to handle our excess volumes. Accordingly, we have had to forego processing a significant amount of our volumes in the Panhandle which has adversely impacted our gross margins during 2011. Although we have recently been able to utilize some off system processing capacity, we expect these constraints to continue until our new facilities come on line in 2012. We continue to take steps to alleviate our processing capacity constraints.

Since our acquisition of the Antelope Hills processing facility in June 2011, we have initiated both our Phase One expansion of the Antelope Hills facility from 20 MMcfd to 80 MMcfd, and our Phase Two expansion of that facility to bring the processing capacity to 140 MMcfd. Phase One is scheduled to be in service in the first quarter of 2012 and is expected to provide significant relief to our current processing capacity constraints. Phase Two is expected to be operational by mid-year 2012, and it will enable us to meet our expected future processing requirements as volumes continue to grow. We are also improving the connectivity between our Antelope Hills, Beaver and Sweetwater plants to enable us to better utilize our Panhandle processing capabilities and better serve the growing needs of the area producers, including those in the Granite Wash.

We generated a portion of our gross margin from contractual arrangements under which the gross margin is exposed to increases and decreases in the price of natural gas and NGLs. As part of our risk management strategy, we use derivative financial instruments to hedge NGLs sold and natural gas purchased. See Note 6 to the Consolidated Financial Statements for a description of our derivatives. Midstream gross margin, including the cash impact of midstream derivatives, was $129.4 million compared to $122.5 million. This $6.9 million increase was primarily due to the increased system volumes and commodity pricing, partially offset by a relative increase in lower-risk, lower-margin, percentage of proceeds and fee-based contracts (as noted above), lower margins as a result of the short-term capacity constraints, and increased derivative settlements given the higher commodity prices.

Revenues Other Than Gross Margin

Equity earnings in our equity investments decreased primarily due to decreased volumes at Thunder Creek, a joint venture that gathers and transports coalbed methane in Wyoming’s Powder River Basin.

Expenses

Operating expenses increased due to our expansion projects and acquisitions. The related costs of these facilities included increased costs of labor, chemicals, compressor rentals, and property tax.

General and administrative expenses decreased slightly as a result of the acceleration of recognized equity compensation in the second quarter of 2010 due to Penn Virginia Corporation’s divestiture of its remaining interest in PVG. Offsetting this decrease are increased cost related to our change in management structure due to the Merger and some shared administrative costs with our former parent, Penn Virginia Corporation, are no longer shared but are now direct costs of the Partnership. Also, we incurred more due diligence costs this year related to acquisitions.

Depreciation and amortization expenses increased primarily due to acquisitions and capital expansions in the Marcellus Shale and Panhandle systems.

Year Ended December 31, 2010 Compared With Year Ended December 31, 2009

The following table sets forth a summary of certain financial and other data for our natural gas midstream segment and the percentage change for the periods presented:

			Favorable (Unfavorable)	% Change Favorable (Unfavorable)
	Year Ended December 31,
	2010	2009
Financial Highlights
Revenues
Residue gas (1)	$359,745	$289,427	$70,318	24%
Natural gas liquids	297,885	182,794	115,091	63%
Condensate	26,425	17,010	9,415	55%
Gathering, processing and transportation fees	18,109	15,558	2,551	16%

Total natural gas midstream revenues	702,164	504,789	197,375	39%
Equity earnings in equity investments	6,664	5,548	1,116	20%
Producer services and other	2,820	1,767	1,053	60%

Total revenues	711,648	512,104	199,544	39%

Expenses
Cost of gas purchased (1)	577,813	406,583	(171,230)	(42%)
Operating	32,806	29,096	(3,710)	(13%)
General and administrative	23,235	16,746	(6,489)	(39%)
Depreciation and amortization	45,027	38,905	(6,122)	(16%)

Total operating expenses	678,881	491,330	(187,551)	(38%)

Operating income	$32,767	$20,774	$11,993	58%

Operating Statistics
Daily throughput volumes (MMcfd)	355	332	23	7%

Gross margin	$124,351	$98,206	$26,145	27%
Cash impact of derivatives	(1,860)	10,566	(12,426)	(118%)

Gross margin, adjusted for impact of derivatives	$122,491	$108,772	$13,719	13%

(1)	For the period of January 1 through June 7, 2010 and for the year ended December 31, 2009, we recorded $27.8 million and $72.5 million of natural gas midstream revenue and $27.8 million and $72.5 million for the cost of midstream gas purchased related to the purchase of natural gas from PVOG LP, a subsidiary of Penn Virginia Corporation and considered a related party up to June 7, 2010, and the subsequent sale of that gas to third parties. We took title to the gas prior to transporting it to third parties. These transactions did not impact the gross margin.

Gross Margin

The gross margin increase was a result of higher commodity pricing and higher frac spreads. System volumes also increased during 2010, but primarily on systems not entirely exposed to commodity pricing. These systems include a newly constructed system in the Marcellus Shale region, a fee-based gathering system, and Crossroads, a primarily fee-based gathering and processing system. The volumes at our Panhandle and Crossroads processing plants (inlet volumes) also increased during 2010. Processing contracts on our Panhandle system are primarily gas purchase and percentage of proceeds contracts. Thus, we experienced a growth in our gross margin due to higher commodity pricing and frac spreads.

Drilling activity during 2010 increased in areas which produce rich gas (natural gas containing significant NGLs). As a result, the number of wells drilled and connected to our Panhandle System increased. Our expansion and acquisition activities throughout 2010 and 2009, especially in the Panhandle System, alleviated pipeline pressure problems and allowed us to move more gas in this region to our processing plants. We also increased our capital spending in growth areas, such as the Marcellus region. Our new Marcellus Shale Systems are primarily fee-based systems in a very active drilling area.

During 2010, we generated a portion of the gross margin from contractual arrangements under which the gross margin is exposed to increases and decreases in the price of natural gas and NGLs. As part of our risk management strategy, we use derivative financial instruments to hedge NGLs sold and natural gas purchased. The unfavorable impact of commodity derivatives was a result of changing commodity prices during 2010 and the expiration of older derivative instruments.

Revenues Other Than Gross Margin

Equity earnings in our equity investments increased as we saw increased volumes on the systems managed by these joint ventures. The increase at Crosspoint was directly related to increased volumes at the Crossroads plant. Thunder Creek, a joint venture that gathers and transports coalbed methane in Wyoming’s Powder River Basin, also saw increased earnings due to mainline volume increases in the Powder River Basin.

Producer services revenues increased due to increased natural gas pricing and volumes moved by producers.

Expenses

Operating expenses increased due to our expanding footprint on existing and newly constructed systems. Increased costs included compressor rentals and labor costs.

General and administrative expenses increased as a result of our change in management structure. Some shared costs with Penn Virginia Corporation have been replaced with direct costs and the change in ownership accelerated the vesting of equity compensation. Penn Virginia Corporation divested its interest in PVG during 2009 and 2010 and no longer owns any limited or general partner interest in PVR. Because the divestiture was considered a change of control under the long-term incentive plan, all unvested restricted and phantom units granted to employees performing services for the benefit of PVR were considered vested on the date the last PVG units were sold, June 7, 2010. Approximately $3.5 million was expensed related to the accelerated vesting for the Natural Gas Midstream segment.

Depreciation and amortization expenses increased primarily due to capital expansions on the Panhandle and Marcellus Systems.

Other

Our other results primarily consist of interest expense and net derivative losses. The following table sets forth a summary of certain financial data for our other results for the periods presented:

	Year Ended December 31,
	2011	2010	2009
Operating income	$153,571	$121,585	$105,925
Other income (expense)
Interest expense	(44,287)	(35,591)	(24,653)
Derivatives	(13,442)	(22,493)	(19,714)
Other	501	686	1,353

Net income	$96,343	$64,187	$62,911

Interest Expense. Our consolidated interest expense increased during 2011 due to the issuance of Senior Notes in April 2010. The Senior Notes bear an 8.25% interest rate, whereas the Revolver’s annualized interest rates have been 2.7%, 2.5% and 2.7% for the years ended December 31, 2011, 2010 and 2009. The Senior Notes were issued to pay down borrowings on the Revolver and to increase the availability of funds under the Revolver for acquisitions and growth capital needs. Non-cash amortization of debt issuance costs has also increased over the three year period due to the issuance of the Senior Notes and amendment fees on the Revolver.

Our consolidated interest expense for the periods presented is comprised of the following:

	Year Ended December 31,
Source	2011	2010	2009
Interest on Revolver	$(15,352)	$(11,614)	$(16,546)
Interest on Senior Notes	(24,750)	(16,706)	—
Debt issuance costs	(5,779)	(5,278)	(4,392)
Bank fees	(1,748)	(1,294)	(585)
Interest Rate Swaps	—	(1,090)	(3,356)
Capitalized interest (1)	3,342	391	226

Total interest expense	$(44,287)	$(35,591)	$(24,653)

(1)	Capitalized interest primarily relates to the construction efforts on the Marcellus Shale and Panhandle systems.

Derivatives. Our results of operations and operating cash flows were impacted by changes in market prices for NGLs, crude oil and natural gas, as well as the Interest Rate Swaps.

Commodity markets are volatile, and as a result, our hedging activity results can vary significantly. Our results of operations are affected by the volatility of changes in fair value, which fluctuate with changes in NGL, crude oil and natural gas prices. We determine the fair values of our commodity derivative agreements using discounted cash flows based on quoted forward prices for the respective commodities. The discounted cash flows utilize discount rates adjusted for the credit risk of our counterparties for derivatives in an asset position, and our own credit risk for derivatives in a liability position.

During the first quarter of 2009, we discontinued hedge accounting for all of the Interest Rate Swaps. Accordingly, subsequent fair value gains and losses for the Interest Rate Swaps and our commodity derivatives are all recognized in the derivatives line item on our Consolidated Statements of Income.

Our derivative activity for the periods presented is summarized below:

	Year Ended December 31,
	2011	2010	2009
Interest Rate Swap unrealized derivative gain	$7,250	$1,000	3,260
Interest Rate Swap realized derivative loss	(7,767)	(8,215)	(7,566)
Interest Rate Swap other comprehensive income reclass	(334)	(715)	—
Natural gas midstream commodity unrealized derivative gain (loss)	5,330	(12,703)	(25,974)
Natural gas midstream commodity realized derivative gain (loss)	(17,921)	(1,860)	10,566

Total derivative loss	$(13,442)	$(22,493)	$(19,714)

Liquidity and Capital Resources

Cash Flows

On an ongoing basis, we generally satisfy our working capital requirements and fund our capital expenditures using cash generated from our operations, borrowings under the Revolver and proceeds from debt and equity offerings. We satisfy our debt service obligations and distributions to unitholders solely using cash generated from our operations. We believe that the cash generated from our operations and our borrowing capacity will be sufficient to meet our 2012 working capital requirements, anticipated capital expenditures (other than major acquisitions), scheduled debt payments and distributions. However, our ability to meet these requirements in the future will depend upon our future operating performance, which will be affected by prevailing economic conditions in the coal industry and natural gas midstream market, many of which are beyond our control.

The following table summarizes our statements of cash flows for the periods presented:

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$96,343	$64,187	$62,911
Adjustments to reconcile net income to net cash provided by operating activities (summarized)	94,229	103,257	100,066
Net changes in operating assets and liabilities	(242)	11,006	(4,763)

Net cash provided by operating activities	190,330	178,450	158,214
Net cash used in investing activities	(374,227)	(122,787)	(79,530)
Net cash provided by (used in) financing activities	176,573	(59,013)	(77,708)

Net increase (decrease) in cash and cash equivalents	$(7,324)	$(3,350)	$976

Cash Flows From Operating Activities

The overall increase in net cash provided by operating activities in 2011 as compared to 2010 was primarily driven by an increase in coal royalties revenue, an increase in natural gas midstream segment’s gross margin, and equity investment distributions in excess of equity earnings. These increases were offset by increased cash derivative payments and higher operating costs, which were incurred as a result of expanding operations.

The overall increase in net cash provided by operating activities in 2010 as compared to 2009 was primarily driven by an increase in the natural gas midstream segment’s gross margin and higher coal royalties revenue. These increases were offset by cash derivative settlements, and higher operating and general and administrative costs, which were incurred as result of expanding operations and the change in management structure.

Cash Flows From Investing Activities

Net cash used in investing activities was primarily for capital expenditures. The following table sets forth our capital expenditures programs, by segment, for the periods presented:

	Year Ended December 31,
	2011	2010	2009
Coal and natural resource management
Acquisitions	$136,694	$27,641	$2,067
Internal growth	1	—	—
Maintenance	484	1,170	185

Total	137,179	28,811	2,252

Natural gas midstream
Acquisitions	12,243	—	27,514
Internal growth	233,932	96,334	36,863
Maintenance	10,727	14,126	8,399

Total	256,902	110,460	72,776

Total capital expenditures	$394,081	$139,271	$75,028

Our 2011 capital expenditures consisted primarily of the Middle Fork acquisition in the Coal and Natural Resources Segment and natural gas midstream expansion capital used to increase our natural gas gathering and operational footprint in our Marcellus Shale and Panhandle Systems. During 2012, we expect to invest approximately $200 million to $250 million in internal growth capital.

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

Cash Flows From Financing Activities

In November 2011, we issued 7.0 million common units representing limited partner interests in PVR in a registered public offering. In December 2011, we issued an additional 1.05 million common units after the underwriters exercised in full their option to purchase additional units. Total net proceeds of $189.2 million were used to repay a portion of the Revolver. Offsetting the repayment were funds drawn to finance our acquisitions and expansion growth capital. Also during 2011, we amended our Revolver to increase our borrowing capacity to $1.0 billion at a cost of $3.7 million and incurred $6.6 million of costs related to the Merger of PVR and PVG. Distributions have also increased annually due to both an increase in quarterly distributions and the Merger, which increased the number of outstanding units.

During 2010, we amended the Revolver to extend the maturity date and increase our borrowing capacity to $850 million. We also issued $300 million of Senior Notes. The net proceeds from the sale of the Senior Notes were used to repay borrowings under the Revolver. Debt issuance cost related to these events was $19.2 million. Offsetting the repayment were funds drawn to finance our expansion growth capital.

During 2009, we had net borrowings of $52.0 million under the Revolver. These borrowings were used to fund our capital expenditure program. We also incurred $9.3 million of costs to amend and increase the size of our Revolver.

In January 2012 we declared a $0.51 per unit quarterly distribution for the three months ended December 31, 2011 paid on February 13, 2012 to unitholders of record at the close of business on February 6, 2012.

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

	Three Months Ended December 31,		Year Ended December 31,
	2011	2010	2011	2010
Reconciliation of GAAP “Operating Income” to Non-GAAP “EBITDA”
Operating income	$34,834	$39,424	$153,571	$121,585
Depreciation, depletion and amortization	24,019	21,117	89,376	75,900

EBITDA (a)	$58,853	$60,541	$242,947	$197,485

Reconciliation of GAAP “Net income” to Non-GAAP “Distributable cash flow”
Net income	$17,317	$18,254	$96,343	$64,187
Depreciation, depletion and amortization	24,019	21,117	89,376	75,900
Commodity derivative contracts:
Derivative losses included in net income	7,153	10,979	13,442	23,583
Cash payments to settle derivatives for the period	(6,211)	(3,582)	(25,688)	(10,075)
Equity earnings from joint ventures, net of distributions	3,825	774	8,460	3,274
Maintenance capital expenditures	(2,679)	(4,939)	(11,211)	(15,296)
Replacement capital expenditures	(6,725)	—	(26,900)	—

Distributable cash flow (b)	$36,699	$42,603	$143,822	$141,573

Distribution to Partners:

PVG limited partners	$—	$15,239	$15,239	$60,565
PVR limited partners (c)	35,491	15,348	119,679	61,019
PVR phantom units (d)	109	34	378	440

Total cash distribution paid during the period	$35,600	$30,621	$135,296	$122,024

(a)	EBITDA, or earnings before interest, tax and depreciation, depletion and amortization (“DD&A”), represents operating income plus DD&A, plus impairments. We believe this presentation is commonly used by investors and professional research analysts in the valuation, comparison, rating and investment recommendations of companies in the coal and natural gas midstream industries. We use this information for comparative purposes within the industry. EBITDA is not a measure of financial performance under GAAP and should not be considered as a measure of liquidity or as an alternative to net income.
(b)	Distributable cash flow represents net income plus DD&A, plus impairments, plus (minus) derivative losses (gains) included in net income, plus (minus) cash received (paid) for derivative settlements, minus equity earnings in joint ventures, plus cash distributions from joint ventures, minus maintenance capital expenditures, minus replacement capital expenditures. Distributable cash flow is a significant liquidity metric which is an indicator of our ability to generate cash flows at a level that can sustain or support the quarterly cash distributions paid to our partners. Distributable cash flow is also the quantitative standard used by investors and professional research analysts in the valuation, comparison, rating and investment recommendations of publicly traded partnerships. Distributable cash flow is presented because we believe it is a useful adjunct to net cash provided by operating activities under GAAP. Distributable cash flow is not a measure of financial performance under GAAP and should not be considered as an alternative to cash flows from operating, investing or financing activities, as an indicator of cash flows, as a measure of liquidity or as an alternative to net income.
(c)	PVR limited partner unit distributions represent distributions paid to public unitholders and not units owned by PVG prior to the Merger.
(d)	Phantom unit grants were made under our long-term incentive plan. Service based phantom units receive nonforfeitable distribution rights; thus, we have presented distributions paid to phantom unit holders in our total distributions paid to Partners.

Distributable cash flow for 2011 of $143.8 million was $2.2 million, or two percent higher, than the $141.6 million of distributable cash flow in 2010 primarily due to:

•	$45.5 million increase in EBITDA

•	$29.1 million related to the Coal and Natural Resources segment due to higher coal royalties; and

•	$12.0 million related to the Natural Gas Midstream segment due to increased gross margins resulting from increased NGL commodity prices, frac spreads and system throughput volumes; and

•	the remainder related to reduced corporate costs after the Merger of PVG and PVR; and

•	$5.2 million higher return on equity investment due to increased distributions from joint ventures.

These increases in distributable cash flow were partially offset by:

•

$22.8 million increase in maintenance and reserve replacement capital (the 2011 distributable cash flow reflects $26.9 million of reserve replacement capital, which reflects our efforts to recognize the ongoing reserve replacement requirements of our business. There was no corresponding recognition of reserve replacement capital requirements for the 2010 distributable cash flow); and

•	$15.6 million increase in cash payments to settle derivatives; and

•	$8.7 million increase in interest expense associated with the higher interest bearing Senior Notes.

Sources of Liquidity

Long-Term Debt

Revolver. On April 19, 2011, we entered into the first amendment to the amended and restated secured credit agreement increasing our borrowing capacity under the Revolver from $850 million to $1.0 billion and extending the maturity date to April 19, 2016. We have an option to increase the commitments under the Revolver by up to an additional $200 million, to a total of $1.2 billion, upon receipt of commitments from one or more lenders. The amendment did not change the collateral provisions of the Revolver which is secured by substantially all of our assets, including recent acquisitions. The interest rate under the Revolver fluctuates based on the ratio of our total indebtedness-to-EBITDA. Interest is payable at the base rate plus an applicable margin ranging from 0.75% to 1.75% if we select the base rate indebtedness option under the Revolver or at a rate derived from LIBOR plus an applicable margin ranging from 1.75% to 2.75% if we select the LIBOR-based indebtedness option. We incurred $3.7 million of debt issuance costs related to this amendment. As of December 31, 2011, net of outstanding indebtedness of $541 million, we had remaining borrowing capacity of $459 million on the Revolver. The weighted average interest rate on borrowings outstanding under the Revolver during the year ended December 31, 2011 was approximately 2.7%. We do not have a public rating for the Revolver. As of December 31, 2011, we were in compliance with all of our covenants under the Revolver. After considering the applicable interest rate margin of 2.25% in effect as of December 31, 2011, the total interest rate on the $100.0 million portion of the Revolver borrowings covered by the Interest Rate Swaps was 4.34% as of December 31, 2011.

Senior Notes. In April 2010, we sold $300 million of senior notes due on April 15, 2018 with an annual interest rate of 8.25% (“Senior Notes”), which is payable semi-annually in arrears on April 15 and October 15 of each year. The Senior Notes were sold at par, equating to an effective yield to maturity of approximately 8.25%. The net proceeds from the sale of the Senior Notes of approximately $292.6 million, after deducting fees and expenses of approximately $7.4 million, were used to repay borrowings under the Revolver. The Senior Notes are senior to any subordinated indebtedness, and are effectively subordinated to all of our secured indebtedness including the Revolver to the extent of the collateral securing that indebtedness. The obligations under the Senior Notes are fully and unconditionally guaranteed by our current and future subsidiaries, which are also guarantors under the Revolver.

Interest Rate Swaps. We have entered into interest rate swaps, or Interest Rate Swaps, to establish fixed rates on a portion of the outstanding borrowings under the Revolver. The following table sets forth the Interest Rate Swap positions at December 31, 2011 (in millions):

	Notional Amount (in millions)	Swap Interest Rates
Term		Pay	Receive
January 2012 - December 2012	$100.0	2.09%	LIBOR

Equity Offering

In November 2011, PVR issued 7.0 million common units representing limited partner interests in PVR in a registered public offering. In December, PVR issued an additional 1.05 million common units after the underwriters exercised in full their option to purchase additional units. Total net proceeds of $189.2 million were used to repay a portion of the Revolver. Offsetting the repayment were funds drawn on our Revolver to finance our acquisitions and expansion growth capital.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2011:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 years
Revolver	$541,000	$—	$—	$541,000	$—
Senior notes	300,000	—	—	—	300,000
Asset retirement obligations (1)	2,343	369	—	—	1,974
Interest expense (2)	219,241	39,513	79,026	68,733	31,969
Derivatives (3)	12,042	12,042	—	—	—
Natural gas midstream activities (4)	39,113	16,105	21,347	1,661	—
Rental commitments (5)	25,737	5,161	7,913	6,650	6,013
Contingency payments (6)	3,155	—	2,115	1,040	—

Total contractual obligations (7)	$1,142,631	$73,190	$110,401	$619,084	$339,956

(1)	The undiscounted balance was approximately $7.7 million at December 31, 2011.
(2)	Represents estimated interest payments that will be due under the Revolver, which matures April 19, 2016, and the Senior Notes, which mature April 15, 2018.
(3)	Represents estimated payments we will make resulting from our commodity derivatives as well as the Interest Rate Swaps.
(4)	Commitments for natural gas midstream activities related to firm transportation agreements.
(5)	Primarily relates to equipment and building leases and leases of coal reserve-based properties which we sublease, or intend to sublease, to third parties.
(6)	Represent the accreted contingency payments related to the purchase price for coal reserves in Northern Applachia. The undiscounted contingency payments are $5.2 million.
(7)	Total contractual obligations do not include anticipated 2012 capital expenditures.

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

Off-Balance Sheet Arrangements

We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of December 31, 2011, the material off-balance sheet arrangements and transactions that we have entered into included operating lease arrangements, firm transportation agreements, and on occasion letters of credit, all of which are customary in our business. See Contractual Obligations summarized above for more detail related to the value of off-balance sheet arrangements. We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

E nvironmental Matters

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

As of December 31, 2011 and 2010, our environmental liabilities were $0.8 million and $0.9 million, which represents our best estimate of the liabilities as of those dates related to our coal and natural resource management and natural gas midstream businesses. We have reclamation bonding requirements with respect to certain unleased and inactive properties. Given the uncertainty of when a reclamation area will meet regulatory standards, a change in this estimate could occur in the future. For a summary of the environmental laws and regulations applicable to our operations, see Item 1, “Business — Government Regulation and Environmental Matters.”

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

Coal Royalties Revenues

We recognize coal royalties revenues on the basis of tons of coal sold by our lessees and the corresponding revenues from those sales. Since we do not operate any coal mines, we do not have access to actual production and revenues information until after the month of production. Therefore, our financial results include estimated revenues and accounts receivable for the month of production. We record any differences, which historically have not been significant, between the actual amounts ultimately received and the original estimates in the period they become finalized.

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

Depreciation, Depletion and Amortization

We compute depreciation and amortization of property, plant and equipment using accelerated and straight-line balance methods over the estimated useful life of each asset.

Coal properties are depleted on an area-by-area basis at a rate based on the cost of the mineral properties and the number of tons of estimated proven and probable coal reserves contained therein. Proven and probable coal reserves have been estimated by our own geologists and outside consultants. Our estimates of coal reserves are updated periodically and may result in adjustments to coal reserves and depletion rates that are recognized prospectively. From time to time, we carry out core-hole drilling activities on our coal properties in order to ascertain the quality and quantity of the coal contained in those properties. These core-hole drilling activities are expensed as incurred. We deplete timber using a methodology consistent with the units-of-production method, which is based on the quantity of timber harvested. We determine depletion of oil and gas royalty interests by the units-of-production method and these amounts could change with revisions to estimated proved recoverable reserves. When we retire or sell an asset, we remove its cost and related accumulated depreciation and amortization from our Consolidated Balance Sheets. Upon sale, we record the difference between net book value, net of any assumed asset retirement obligation, and proceeds from disposition as a gain or loss.

Intangible assets are primarily associated with assumed contracts, customer relationships and rights-of-way. These intangible assets are amortized over periods of up to 20 years, the period in which benefits are derived from the contracts, customer relationships and rights-of-way, and are combined with property, plant and equipment and are reviewed for impairment. See Note 9 to the Consolidated Financial Statements for a more detailed description of our intangible assets.

Derivative Activities

From time to time, we enter into derivative financial instruments to mitigate our exposure to natural gas, crude oil and NGL price volatility. The derivative financial instruments, which are placed with financial institutions that we believe are of acceptable credit risks, take the form of collars and swaps. All derivative financial instruments are recognized in our Consolidated Financial Statements at fair value. The fair values of our derivative instruments are determined based on discounted cash flows derived from quoted forward prices. We continually monitor commodity prices and when it is opportunistic we may choose to enter into condensate, natural gas or NGL price hedging arrangements with respect to a portion of our expected production. All derivative transactions are subject to our risk management policy, which has been reviewed and approved by our board of directors.

During the first quarter of 2009, we discontinued hedge accounting for all of the Interest Rate Swaps. Accordingly, subsequent fair value gains and losses for the Interest Rate Swaps are recognized in the derivatives line item on our Consolidated Statements of Income. At December 31, 2011, a $0.7 million gain remained in accumulated other comprehensive income related to the Interest Rate Swaps. The $0.7 million gain will be recognized in the derivatives line item as the Interest Rate Swaps settle.

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

Equity Investments

We use the equity method of accounting to account for our member interest in various joint ventures, recording the initial investment at cost. Subsequently, the carrying amounts of the investments are increased to reflect our share of income of the investees and capital contributions, and are reduced to reflect our share of losses of the investees and distributions received from the investees as the joint ventures report them. Our share of earnings or losses from these joint ventures is included in other revenues on the Consolidated Statements of Income. Other revenues also include amortization of the amount of the equity investments that exceed our portion of the underlying equity in net assets. We record this amortization over the life of the contracts acquired, ranging from 12 to 15 years.

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

We are indirectly exposed to the credit risk of our customers and lessees. If our customers or lessees become financially insolvent, they may or not be able to continue to operate or meet their payment obligations.

As a result of our risk management activities as discussed below, we could potentially be exposed to counterparty risk with financial institutions with whom we enter into these risk management positions.

We have completed a number of acquisitions in recent years. See Note 3 to the Consolidated Financial Statements for a description of our material acquisitions. In conjunction with our accounting for these acquisitions, it was necessary for us to estimate the values of the assets acquired and liabilities assumed, which involved the use of various assumptions. The most significant assumptions, and the ones requiring the most judgment, involve the estimated fair values of property, plant and equipment, intangibles and the resulting amount of goodwill, if any. Changes in operations, further decreases in commodity prices, changes in the business environment or market conditions could substantially alter management’s assumptions and could result in lower estimates of values of acquired assets or of future cash flows. If these events occur, it is reasonably possible that we could record a significant impairment loss on our Consolidated Statements of Income.

Price Risk

In order to manage our exposure to price risks in the marketing of our natural gas and NGLs, we continually monitor commodity prices and when it is opportunistic we may choose to enter into condensate, natural gas or NGL price hedging arrangements with respect to a portion of our expected production. Historically, our hedges are limited in duration, usually for periods of two years or less. Historically, we have utilized derivative financial instruments (such as futures, forwards, option contracts and swaps) to seek to mitigate the price risks associated with fluctuations in natural gas, NGL and crude oil prices as they relate to our natural gas midstream business. The derivative financial instruments are placed with major financial institutions that we believe are of acceptable credit risk. The fair values of our price risk management activities are significantly affected by fluctuations in the prices of natural gas, NGLs and crude oil.

At December 31, 2011, we reported a net commodity derivative liability related to the natural gas midstream segment of $10.6 million that is with four counterparties and is substantially concentrated with three of those counterparties. This concentration may impact our overall credit risk, either positively or negatively, in that these counterparties may be similarly affected by changes in economic or other conditions. We neither paid nor received collateral with respect to our derivative positions. No significant uncertainties related to the collectability of amounts owed to us exist with regard to these counterparties.

In 2011, we reported a net derivative loss for both commodity and Interest Rate Swaps of $12.6 million. Because we do not use hedge accounting for our commodity or Interest Rate Swap derivatives, we recognize changes in fair value in earnings currently in the derivatives caption on our Consolidated Statements of Income. We have experienced and could continue to experience significant changes in the estimate of derivative gains and losses recognized due to fluctuations in the value of our commodity derivative contracts. Our results of operations are affected by the volatility of unrealized gains and losses and changes in fair value, which fluctuate with changes in natural gas, crude oil and NGL prices. These fluctuations could be significant in a volatile environment.

The following table lists our commodity derivative agreements and their fair values as of December 31, 2011:

	Average Volume Per Day		Swap Price				Fair Value at December 31, 2011
					Weighted Average Price
					Put	Call
NGL - natural gasoline collar	(gallons)				(per gallon)
First quarter 2012 through fourth quarter 2012	54,000				$1.75	$2.02	$(4,767)

Crude oil swap	(barrels	)	(per barrel	)
First quarter 2012 through fourth quarter 2012	600		$88.62				(2,201)

Natural gas purchase swap	(MMBtu	)	(MMBtu	)
First quarter 2012 through fourth quarter 2012	4,000		$5.195				(2,829)

Settlements to be paid in subsequent period							(812)

							$(10,609)

We estimate that a $5.00 per barrel increase in the crude oil price would increase the fair value liability of our crude oil swap by $1.1 million. We estimate that a $5.00 per barrel decrease in the crude oil price would decrease the fair value liability of our crude oil swap by $1.1 million. We estimate that a $1.00 per MMBtu increase in the natural gas price would decrease the fair value liability of our natural gas purchase swaps by $1.3 million. We estimate that a $1.00 per MMBtu decrease in the natural gas price would increase the fair value liability of our natural gas purchase swaps by $1.3 million. We estimate that a $0.10 per gallon increase in the natural gasoline (a natural gas liquid, NGL) price would increase the fair value liability of our natural gasoline collar by $1.8 million. We estimate that a $0.10 per gallon decrease in the natural gasoline price would decrease the fair value liability of our natural gasoline collar by $1.7 million.

We estimate that, excluding the effects of derivative positions described above, for every $1.00 per MMBtu increase or decrease in the natural gas price, our natural gas midstream gross margin and operating income in 2012 would increase or decrease by $4.3 million. In addition, we estimate that for every $5.00 per barrel increase or decrease in the crude oil price, our natural gas midstream gross margin and operating income in 2012 would increase or decrease by $5.5 million. This assumes that natural gas prices, crude oil prices and inlet volumes remain constant at anticipated levels. These estimated changes in our gross margin and operating income exclude potential cash receipts or payments in settling these derivative positions.

Interest Rate Risk

As of December 31, 2011, we had $541.0 million of outstanding indebtedness under the Revolver, which carries a variable interest rate throughout its term. We entered into the Interest Rate Swaps to establish fixed interest rates on a portion of the outstanding indebtedness under the Revolver. From January 2011 thru December 2012, the notional amounts of the Interest Rate Swaps total $100.0 million, or 18% of our outstanding indebtedness under the Revolver as of December 31, 2011, with us paying a weighted average fixed rate of 2.09% on the notional amount, and the counterparties paying a variable rate equal to the three-month LIBOR. A 1% increase in short-term interest rates on the floating rate debt outstanding under the Revolver (net of amounts fixed through the Interest Rate Swaps) as of December 31, 2011 would cost us approximately $4.4 million in additional interest expense per year.

Customer Credit Risk

We are exposed to the credit risk of our customers and lessees. Approximately 86%, or $86.7 million, of our consolidated accounts receivable at December 31, 2011 resulted from our natural gas midstream segment and approximately 14%, or $14.6 million, resulted from our coal and natural resource management segment. Approximately $33.8 million of the natural gas midstream segment’s receivables at December 31, 2011 related to four customers, Conoco Phillips Company, Williams NGL Marketing, LLC, Tenaska Marketing Ventures, Targa Liquids Marketing and Trade. At December 31, 2011, 39% of our natural gas midstream segment accounts receivable and 33% of our consolidated accounts receivable related to these natural gas midstream customers. No significant uncertainties related to the collectability of amounts owed to us exist in regard to these natural gas midstream customers.

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

To mitigate the risks of nonperformance by our customers, we perform ongoing credit evaluations of our existing customers. We monitor individual customer payment capability in granting credit arrangements to new customers by performing credit evaluations, seek to limit credit to amounts we believe the customers can pay, and maintain reserves we believe are adequate to cover exposure for uncollectable accounts. As of December 31, 2011, no receivables were collateralized, and we had recorded a $0.3 million allowance for doubtful accounts in the natural gas midstream segment.

Future Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) with the goal of increasing the prominence of other comprehensive income in the financial statements by requiring comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income. This amendment does not change items that are reported in other comprehensive income or requirements to report reclassification of items from other comprehensive income to net income. This ASU eliminates the option to report other comprehensive income and its components in the statement of changes in partners’ capital. We will be required to adopt the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2011. Management is considering which presentation would be more beneficial to the readers of our financials and will adopt this ASU for interim periods beginning in 2012.

Item 8 Financial Statements and Supplementary Data

PENN VIRGINIA RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners of

Penn Virginia Resource Partners, L.P.:

We have audited the accompanying consolidated balance sheets of Penn Virginia Resource Partners, L.P., a Delaware limited partnership, and subsidiaries (the Partnership) as of December 31, 2011 and 2010, and the related consolidated statements of income, partners’ capital and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Penn Virginia Resource Partners, L.P. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Penn Virginia Resource Partners, L.P.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2012, expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas

February 24, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners of

Penn Virginia Resource Partners, L.P.:

We have audited Penn Virginia Resource Partners, L.P.’s (the Partnership) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A(b) herein). Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

A partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A partnership’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the partnership’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Penn Virginia Resource Partners, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Penn Virginia Resource Partners, L.P. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, partners’ capital and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 24, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Houston, Texas

February 24, 2012

PENN VIRGINIA RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per unit amounts)

	Year Ended December 31,
	2011	2010	2009
Revenues
Natural gas midstream	$965,211	$702,164	$504,789
Coal royalties	162,915	130,349	120,435
Other	31,849	31,623	31,480

Total revenues	1,159,975	864,136	656,704

Expenses
Cost of gas purchased	817,937	577,813	406,583
Operating	57,611	44,243	38,788
General and administrative	41,480	44,595	33,662
Impairments	—	—	1,511
Depreciation, depletion and amortization	89,376	75,900	70,235

Total expenses	1,006,404	742,551	550,779

Operating income	153,571	121,585	105,925

Other income (expense)
Interest expense	(44,287)	(35,591)	(24,653)
Derivatives	(13,442)	(22,493)	(19,714)
Other	501	686	1,353

Net income	$96,343	$64,187	$62,911
Net loss (income) attributable to noncontrolling interests, pre-merger (Note 1)	664	(27,043)	(25,032)

Net income attributable to Penn Virginia Resource Partners, L.P.	$97,007	$37,144	$37,879

Basic net income per limited partner unit	$1.45	$0.97	$0.99

Diluted net income per limited partner unit	$1.45	$0.97	$0.99

Weighted average number of units outstanding, basic and diluted	66,342	38,293	38,293

See accompanying notes to consolidated financial statements.

PENN VIRGINIA RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit amounts)

	December 31, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$8,640	$15,964
Accounts receivable, net of allowance for doubtful accounts	101,340	97,787
Other current assets	5,640	5,900

Total current assets	115,620	119,651

Property, plant and equipment	1,689,256	1,295,227
Accumulated depreciation, depletion and amortization	(406,959)	(324,181)

Net property, plant and equipment	1,282,297	971,046

Equity investments	81,162	84,327
Intangible assets, net	70,665	76,950
Other long-term assets	44,248	52,231

Total assets	$1,593,992	$1,304,205

Liabilities and Partners’ Capital
Current liabilities
Accounts payable and accrued liabilities	$124,082	$103,845
Deferred income	3,416	4,360
Derivative liabilities	12,042	19,516

Total current liabilities	139,540	127,721

Deferred income	10,492	7,874
Other liabilities	21,256	20,853
Derivative liabilities	—	5,107
Senior notes	300,000	300,000
Revolving credit facility	541,000	408,000
Commitments and contingencies (Note 15)
Partners’ capital
Common units (79,032,669 at December 31, 2011 and 38,293,005 at December 31, 2010)	580,961	213,646
Accumulated other comprehensive income	743	159

	581,704	213,805
Non-controlling interests, pre-merger (Note 1)	—	220,845

Total partners’ capital	581,704	434,650

Total liabilities and partners’ capital	$1,593,992	$1,304,205

See accompanying notes to consolidated financial statements.

PENN VIRGINIA RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net income	$96,343	$64,187	$62,911
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	89,376	75,900	70,235
Impairments	—	—	1,511
Commodity derivative contracts:
Total derivative losses	13,442	23,583	22,700
Cash receipts (payments) to settle derivatives	(25,688)	(10,075)	3,000
Non-cash interest expense	5,779	5,278	4,391
Non-cash unit-based compensation	3,845	6,172	1,769
Equity earnings, net of distributions received	8,460	3,274	(2,537)
Other	(985)	(875)	(1,003)
Changes in operating assets and liabilities
Accounts receivable	(3,536)	(15,462)	(8,387)
Accounts payable and accrued liabilities	6,011	20,600	4,614
Deferred income	(694)	2,913	(1,671)
Other assets and liabilities	(2,023)	2,955	681

Net cash provided by operating activities	190,330	178,450	158,214

Cash flows from investing activities
Acquisitions	(146,003)	(24,876)	(29,580)
Additions to property, plant and equipment	(230,599)	(99,240)	(51,097)
Other	2,375	1,329	1,147

Net cash used in investing activities	(374,227)	(122,787)	(79,530)

Cash flows from financing activities
Distributions to partners	(135,296)	(122,024)	(120,450)
Net proceeds from issuance of partners’ capital	189,164	—	—
Proceeds from issuance of senior notes	—	300,000	—
Proceeds from borrowings	345,500	158,000	132,000
Repayments of borrowings	(212,500)	(370,100)	(80,000)
Purchase of PVR limited partner units	—	(1,092)	—
Cash paid for debt issuance costs	(3,675)	(19,177)	(9,258)
Cash paid for merger	(6,620)	(4,620)	—

Net cash provided by (used in) financing activities	176,573	(59,013)	(77,708)

Net increase (decrease) in cash and cash equivalents	(7,324)	(3,350)	976
Cash and cash equivalents – beginning of period	15,964	19,314	18,338

Cash and cash equivalents – end of period	$8,640	$15,964	$19,314

Supplemental disclosure:
Cash paid for interest	$48,780	$31,833	$25,271

Noncash investing activities:
Other liabilities related to acquisitions	$2,434	$2,765	$—
Contribution of license agreement to joint venture	$4,795	$—	$—

See accompanying notes to consolidated financial statements.

PENN VIRGINIA RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME

(in thousands)

	Common Units (1)		Accumulated Other Comprehensive Income	Noncontrolling interests of PVR (2)	Total	Comprehensive Income
Balance at December 31, 2008	38,293	$271,754	$(2,212)	$268,981	$538,523

Unit-based compensation	—	—	—	1,769	1,769
Distributions paid	—	(59,393)	—	(61,057)	(120,450)
Net income	—	37,879	—	25,032	62,911	$62,911
Other comprehensive income	—	—	1,668	1,182	2,850	2,850

Balance at December 31, 2009	38,293	$250,240	$(544)	$235,907	$485,603	$65,761

Unit-based compensation	—	—	—	6,172	6,172
Loss on issuance of subsidiary units	—	(1,508)	—	1,508	—
Purchase of subsidiary units	—	(11,665)	—	10,573	(1,092)
Distributions paid	—	(60,565)	—	(61,459)	(122,024)
Net income	—	37,144	—	27,043	64,187	$64,187
Other comprehensive income	—	—	703	1,101	1,804	1,804

Balance at December 31, 2010	38,293	$213,646	$159	$220,845	$434,650	$65,991

Unit-based compensation	25	7,750	—	—	7,750
Costs associated with merger	—	(11,241)	—	—	(11,241)
Units issued to acquire non-controlling interests	32,665	204,537	250	(204,787)	—
Public unit offering (Note 4)	8,050	189,164	—	—	189,164
Distributions paid	—	(119,902)	—	(15,394)	(135,296)
Net income (loss)	—	97,007	—	(664)	96,343	$96,343
Other comprehensive income	—	—	334	—	334	334

Balance at December 31, 2011	79,033	$580,961	$743	$—	$581,704	$96,677

(1)	The outstanding common units have been adjusted to reflect the effect of the Merger; see Note 1, Organization and Basis of Presentation. PVG unitholders received consideration of 0.98 of a PVR common unit for each PVG common unit.
(2)	Effective with the Merger, see Note 1, Organization and Basis of Presentation, noncontrolling interests no longer exist and have become part of common units.

See accompanying notes to consolidated financial statements.

PENN VIRGINIA RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

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

For the years ended December 31, 2011 and 2010, we incurred $6.6 million and $4.6 million of direct costs associated with the Merger. The aggregate costs of $11.2 million were charged to partners’ capital upon the effective date of the Merger in 2011. At December 31, 2010, the $4.6 million of costs incurred at that time were included in other long-term assets on the consolidated balance sheet, and were transferred to partners’ capital upon the effective date of the merger. Cumulative costs incurred and paid for the years ended December 31, 2011 and 2010 are reported under the caption “Cash paid for merger” in the financing activities section of the consolidated statement of cash flows.

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

The reconciliation of PVR’s net income, as historically reported, to the net income reported in these financial statements is as follows (in thousands):

	Year Ended December 31,
	2010	2009
Net income, as previously reported	$68,458	$65,215
Adjustments:
General and administrative expense (a)	(4,314)	(2,377)
Interest income	43	73

Net income	$64,187	$62,911

(a)	PVG incurred general and administrative expenses primarily related to audit fees, board of director fees, insurance and SEC filing expenses.

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

2. Summary of Significant Accounting Policies

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

Property, Plant and Equipment

Property, plant and equipment consist of our ownership in coal fee mineral interests, our royalty interest in oil and natural gas wells, forestlands, processing facilities, gathering systems, compressor stations and related equipment. Property, plant and equipment are carried at cost and include expenditures for additions and improvements, such as roads and land improvements, which increase the productive lives of existing assets. Maintenance and repair costs are charged to expense as incurred. Renewals and betterments, which extend the useful life of the properties, are capitalized. We compute depreciation and amortization of property, plant and equipment using the straight-line balance and accelerated methods over the estimated useful life of each asset as follows:

Useful Life
Gathering systems	7 – 20 years
Compressor stations	3 – 15 years
Processing plants	15 years
Other property and equipment	3 – 20 years

Coal properties are depleted on an area-by-area basis at a rate based on the cost of the mineral properties and the number of tons of estimated proven and probable coal reserves contained therein. Proven and probable coal reserves have been estimated by our own geologists and outside consultants. Our estimates of coal reserves are updated periodically and may result in adjustments to coal reserves and depletion rates that are recognized prospectively. From time to time, we carry out core-hole drilling activities on our coal properties in order to ascertain the quality and quantity of the coal contained in those properties. These core-hole drilling activities are expensed as incurred. We deplete timber using a methodology consistent with the units-of-production method, which is based on the quantity of timber harvested. We determine depletion of oil and gas royalty interests by the units-of-production method and these amounts could change with revisions to estimated proved recoverable reserves. When we retire or sell an asset, we remove its cost and related accumulated depreciation and amortization from our consolidated balance sheet. Upon sale, we record the difference between the net book value, net of any assumed asset retirement obligation (“ARO”), and proceeds from disposition as a gain or loss.

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

The coal and natural resource management and natural gas midstream segments have completed a number of acquisitions in recent years. In conjunction with our accounting for these acquisitions, it was necessary for us to estimate the values of the assets acquired and liabilities assumed, which involved the use of various assumptions. The most significant assumptions, and the ones requiring the most judgment, involve the estimated fair values of property, plant and equipment, intangibles and the resulting amount of goodwill, if any. Changes in operations, further decreases in commodity prices, changes in the business environment or further deteriorations of market conditions could substantially alter management’s assumptions and could result in lower estimates of values of acquired assets or of future cash flows. If these events occur, it is reasonably possible that we could incur a significant impairment loss.

Equity Investments

We use the equity method of accounting to account for our member interest in various joint ventures, recording the initial investment at cost. Subsequently, the carrying amounts of the investments are increased to reflect our share of income of the investees and capital contributions, and are reduced to reflect our share of losses of the investees or distributions received from the investees as the joint ventures report them. Our share of earnings or losses from these joint ventures is included in other revenues on the consolidated statements of income. Other revenues also include amortization of the amount of the equity investments that exceed our portion of the underlying equity in net assets. We record this amortization over the life of the contracts acquired, ranging from 12 to 15 years.

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

Concentration of Credit Risk

Approximately 86% of our consolidated accounts receivable at December 31, 2011 resulted from our natural gas midstream segment and approximately 14% resulted from our coal and natural resource management segment. Approximately 39% of our natural gas midstream segment accounts receivable and 33% of our consolidated accounts receivable at December 31, 2011 related to four natural gas midstream customers. As of December 31, 2011, no receivables were collateralized, and we had recorded a $0.3 million allowance for doubtful accounts primarily in the natural gas midstream segment. No significant uncertainties related to the collectability of amounts owed to us exist in regard to these natural gas midstream customers. These customer concentrations increase our exposure to credit risk on our receivables, since the financial insolvency of these customers could have a significant impact on our results of operations.

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

We have also entered into interest rate swaps agreements (the “Interest Rate Swaps”) to mitigate our exposure to debt interest expense. During the first quarter of 2009, we discontinued hedge accounting for all of the Interest Rate Swaps. Accordingly, subsequent fair value gains and losses for the Interest Rate Swaps are recognized in the derivatives line item on our consolidated statements of income. During the year ended December 31, 2011, we reclassified a total net loss of $0.3 million from accumulated other comprehensive income (“AOCI”) to earnings related the Interest Rate Swaps. At December 31, 2011, a $0.7 million gain remained in AOCI and will be recognized in the Derivatives line as the Interest Rate Swaps settle.

Income Taxes

As a partnership, we are not subject to federal income tax. The taxable income and losses of the Partnership are includable in the federal and state income tax returns of our partners. Net income for financial statement purposes may differ significantly from taxable income reportable to partners as a result of differences between the tax bases and financial reporting bases of assets and liabilities and the taxable income allocation requirements under our partnership agreement.

Net Income per Limited Partner Unit

We are required to allocate earnings or losses for a reporting period to our limited partners and the participating securities using the two-class method to compute earnings per unit. Under this method, our net income (or loss) for a reporting period is reduced (or increased) by the amount that has been or will be distributed to our participating security holders. Unvested unit-based payment awards that contain non-forfeitable rights to distributions or distribution equivalents are participating securities and, therefore, are included in the computation of net income allocable to limited partners pursuant to the two-class method of computing earnings per unit. Thus, our securities consist of publicly traded common units held by limited partners and participating securities as a result of unit-based compensation. During 2011 and 2010, service based and performance based phantom units were granted to employees. We have determined that our unvested service based phantom unit awards contain non-forfeitable rights to distributions and, therefore, are participating securities.

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

Unit-Based Compensation

Our long-term incentive plan permits the grant of awards to directors and employees of our general partner and employees of its affiliates who perform services for us. Awards under our long-term incentive plan can be in the form of common units, restricted units, unit options, phantom units and deferred common units. Our long-term incentive plan is administered by the compensation and benefits committee of our general partner’s board of directors. We recognize compensation expense over the vesting period of the awards.

Authoritative accounting literature establishes standards for transactions in which an entity exchanges its equity instruments for goods and services. This standard requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. See Note 14, “Unit-Based Payments,” for a more detailed description of our long-term incentive plan.

Loss on Issuance of Subsidiary Units

Prior to the Merger, PVG accounted for PVR equity issuances as sales of noncontrolling interests. For each PVR equity issuance, PVG calculated a gain or loss in accordance with accounting standards for sales of stock by a subsidiary. These standards provide guidance on accounting for the effect of issuances of a subsidiary’s stock on the parent’s investment in that subsidiary. In some situations, these standards allow registrants to elect an accounting policy of recording gains or losses on issuances of stock by a subsidiary either in income or as a capital transaction. Accordingly, we elected to record these gains and losses directly to partners’ capital.

New Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) with the goal of increasing the prominence of other comprehensive income in the financial statements by requiring comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income. This amendment does not change items that are reported in other comprehensive income or requirements to report reclassification of items from other comprehensive income to net income. This ASU eliminates the option to report other comprehensive income and its components in the statement of changes in partners’ capital. We will be required to adopt the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2011. Management is considering which presentation would be more beneficial to the readers of our financials and will adopt this ASU for interim periods beginning in 2012.

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

Business Combinations

Middle Fork

On January 25, 2011, we acquired certain mineral rights and associated oil and gas royalty interests in Kentucky and Tennessee for approximately $95.7 million. The results of Middle Fork operations have been included in the consolidated financial statements since that date. The mineral rights include approximately 67.7 million tons of coal reserves. The coal is primarily steam coal and expands our geographic scope in the Central Appalachia coal region.

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

	Years Ended December 31,
	2011	2010
Revenues	$1,160,828	$875,367
Net income attributable to PVR	$97,170	$39,259
Net income per limited partner unit, basic and diluted	$1.45	$1.03

During 2011, we have made other acquisitions that individually and in the aggregate are not material for disclosure purposes. The aggregate cost of all other acquisitions was $50.8 million. During 2010, we made other acquisitions that individually and in the aggregate are not material for disclosure purposes. The aggregate cost of all other acquisitions during 2010 was $24.9 million.

4. PVR Unit offering

In November, PVR issued 7.0 million common units representing limited partner interests in PVR in a registered public offering. In December, PVR issued an additional 1.05 million common units after the underwriters exercised in full their option to purchase additional units. Total net proceeds of $189.2 million were used to repay a portion of the Revolver.

5. Fair Value Measurement

We present fair value measurements and disclosures applicable to both our financial and nonfinancial assets and liabilities that are measured and reported on a fair value basis. Our financial instruments that are subject to fair value disclosures consist of cash and cash equivalents, accounts receivable, accounts payable, derivative instruments and long-term debt. At December 31, 2011, the carrying values of all these financial instruments, except the long-term debt with fixed interest rates, approximated their fair value. The fair value of floating-rate debt approximates the carrying amount because the interest rates paid are based on short-term maturities. The fair value of our fixed-rate debt is estimated based on the published market prices for the same or similar issues. As of December 31, 2011, the fair value of our fixed-rate debt was $303.0 million.

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

Nonrecurring Fair Value Measurements

We completed the Middle Fork acquisition on January 25, 2011. See Note 3, “Acquisitions,” for a description of this acquisition. In connection with our accounting for this acquisition, it was necessary for us to estimate the values of the assets acquired and liabilities assumed, which involved the use of various assumptions. The most significant assumptions, and the ones requiring the most judgment, involved the estimated fair value of coal minerals and oil and gas royalties along with the related pricing and production activities. The coal minerals acquisition included nonfinancial assets and liabilities that were measured at fair value as of the acquisition date. The total purchase price allocation was $95.7 million.

During the year, we have made other acquisitions that also required us to estimate the values of assets acquired and liabilities assumed that individually and in the aggregate are not material. The aggregate cost of all other acquisitions was a net $50.8 million.

The following table summarizes the fair value estimates for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis by category as of the acquisition date:

		Fair Value Measurements during 2011, Using
Description	Fair Value Measurements at Acquisition Date	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Middle Fork assets (1)	$97,776	$—	$—	$97,776
Middle Fork liabilities (1)	(2,060)	—	—	(2,060)
Other acquisitions, net (2)	50,787	—	—	50,787

Total	$146,503	$—	$—	$146,503

		Fair Value Measurements during 2010, Using
Description	Fair Value Measurements at Acquisition Date	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Northern appalachia coal reserves	$9,765	$—	$—	$9,765
Northern appalachia contingent liability	(2,765)	—	—	(2,765)
Other acquisitions, net (2)	17,876	—	—	17,876

Total	$24,876	$—	$—	$24,876

(1)	The Middle Fork assets and liabilities were acquired on January 25, 2011. A portion of the purchase price allocation, $0.5 million, was paid in 2010 as an escrow payment.
(2)	Other acquisitions were completed during the year and include both the assets acquired and liabilities assumed.

In conjunction with 2010 coal and natural resources acquisitions, it was necessary for us to estimate the values of the assets acquired and liabilities assumed, which involved the use of various assumptions. The most significant assumptions in 2010, and the ones requiring the most judgment, involved the estimated fair values of coal minerals and the timing of permitting and production activities. The coal mineral acquisitions included nonfinancial assets that were measured at fair value during 2010. The total purchase price allocation was $9.8 million. Regarding the coal mineral acquisition, which included contingency payments, the contingent purchase consideration was recorded at its anticipated fair value on the date of acquisition. Any difference between the actual contingent purchase consideration and the original fair value estimate is recorded in earnings when the contingency is eventually resolved. There are three triggering events that can impact contingent purchase consideration. Outside appraisers conducted due diligence with PVR’s Manager of Development for West Virginia Properties, as well as outside parties, to assess the prospects of the various trigger events of permitting, and thereafter milestones of slope and shaft completion and eventually tonnage production rates being realized. Based on discussions with management, and considering that this is a deep mining permit and not the more currently troubled permitting process of mountaintop mining, a success factor of 80% probability was assigned to the permitted phase of purchase consideration. Given that the other two triggering events are clearly linked to the successful permitting event, an 80% factor was applied as well.

Recurring Fair Value Measurements

The following table summarizes the assets and liabilities measured at fair value on a recurring basis and included our derivative financial instruments by categories as of December 31, 2011 and 2010:

		Fair Value Measurements at December 31, 2011, Using
Description	Fair Value Measurements at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liabilities - current	$(1,433)	$—	$(1,433)	$—
Commodity derivative liabilities - current	(10,609)	—	(10,609)	—

Total	$(12,042)	$—	$(12,042)	$—

		Fair Value Measurements at December 31, 2010, Using
Description	Fair Value Measurements at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liabilities - current	$(7,647)	$—	$(7,647)	$—
Interest rate swap liabilities - noncurrent	(1,037)	—	(1,037)	—
Commodity derivative liabilities - current	(11,869)	—	(11,869)	—
Commodity derivative liabilities - noncurrent	(4,070)	—	(4,070)	—

Total	$(24,623)	$—	$(24,623)	$—

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

We determine the fair values of our derivative agreements by discounting the cash flows based on quoted forward prices for the respective commodities as of December 31, 2011, using discount rates adjusted for the credit risk of the counterparties if the derivative is in an asset position and our own credit risk for derivatives in a liability position. The following table sets forth our positions as of December 31, 2011 for commodities related to natural gas midstream revenues and cost of midstream gas purchased:

	Average Volume Per Day		Swap Price		Weighted Average Price		Fair Value at December 31, 2011
					Put	Call
NGL - natural gasoline collar	(gallons	)			(per gallon)
First quarter 2012 through fourth quarter 2012	54,000				$1.75	$2.02	$(4,767)

Crude oil swap	(barrels	)	(per barrel	)
First quarter 2012 through fourth quarter 2012	600		$88.62				(2,201)

Natural gas purchase swap	(MMBtu	)	(MMBtu	)
First quarter 2012 through fourth quarter 2012	4,000		$5.195				(2,829)

Settlements to be paid in subsequent period							(812)

At December 31, 2011, we reported a net derivative liability related to the natural gas midstream segment of $10.6 million. No amounts remain in AOCI related to derivatives in the natural gas midstream segment for which we discontinued hedge accounting in 2006, and no amounts have been recorded to AOCI related to the derivative positions as of December 31, 2011.

Interest Rate Swaps

We have entered into the Interest Rate Swaps to establish fixed rates on a portion of the outstanding borrowings under the Revolver. From January 2012 to December 2012, the notional amounts of the Interest Rate Swaps total $100.0 million with us paying a weighted average fixed rate of 2.09% on the notional amount, and the counterparties paying a variable rate equal to the three-month London Interbank Offered Rate (“LIBOR”). The Interest Rate Swaps have been entered into with three financial institution counterparties, with no counterparty having more than 50% of the open positions. The following table sets forth our positions as of December 31, 2011 for the Interest Rate Swaps:

	Notional Amounts	Swap Interest Rates (1)		Fair Value at
Term	(in millions)	Pay	Receive	December 31, 2011
January 2012 - December 2012	$100.0	2.09%	LIBOR	$(1,433)

(1)	References to LIBOR represent the 3-month rate.

During the first quarter of 2009, we discontinued hedge accounting for all of the Interest Rate Swaps. Accordingly, subsequent fair value gains and losses for the Interest Rate Swaps have been recognized in earnings on our consolidated statements of income. At December 31, 2011, a $0.7 million gain remained in AOCI related to the Interest Rate Swaps. The $0.7 million gain will be recognized in the derivatives line as the original forecasted interest payments occur.

We reported a (i) net derivative liability of $1.4 million at December 31, 2011 and (ii) gain in AOCI of $0.7 million at December 31, 2011 related to the Interest Rate Swaps. In connection with periodic settlements and related reclassification of other comprehensive income, we recognized $0.3 million of net hedging losses in the derivatives line in the year ended December 31, 2011. Based upon future interest rate curves at December 31, 2011, we expect to realize $1.4 million of hedging losses within the next 12 months. The amounts that we ultimately realize will vary due to changes in the fair value of open derivative agreements prior to settlement.

Financial Statement Impact of Derivatives

The following table summarizes the effects of our derivative activities, as well as the location of the gains and losses, on our consolidated statements of income for the periods presented:

	Location of gain (loss) on derivatives recognized in income
		Year Ended December 31,
		2011	2010	2009
Derivatives not designated as hedging instruments:
Interest rate contracts (1)	Interest expense	—	(1,090)	(3,356)
Interest rate contracts	Derivatives	(851)	(7,930)	(4,306)
Commodity contracts	Derivatives	(12,591)	(14,563)	(15,408)

Total decrease in net income resulting from derivatives		$(13,442)	$(23,583)	$(23,070)

Realized and unrealized derivative impact:
Cash received (paid) for commodity and interest rate contract settlements	Derivatives	$(25,688)	$(10,075)	$3,000
Cash paid for interest rate contract settlements	Interest expense	—	—	(370)
Unrealized derivative losses (2)		12,246	(13,508)	(25,700)

Total decrease in net income resulting from derivatives		$(13,442)	$(23,583)	$(23,070)

(1)	This represents Interest Rate Swap amounts reclassified out of AOCI and into earnings. During 2008 and 2009 we discontinued hedge accounting for various Interest Rate Swaps at different times. By the first quarter of 2009 we discontinued hedge accounting for the remaining Interest Rate Swaps. During 2009 we reclassified $0.4 million out of AOCI relating to actual hedge settlements accounted for under hedge accounting. During 2011, 2010 and 2009 we reclassified $0.3 million, $1.8 million and $3.0 million for remaining AOCI that have been reclassified into earnings in the same period or periods relating to Interest Rate Swaps not designated for hedge accounting.
(2)	This activity represents unrealized gains in the natural gas midstream, cost of midstream gas purchased, interest expense and derivatives lines on our consolidated statements of income.

The following table summarizes the fair value of our derivative instruments, as well as the locations of these instruments on our consolidated balance sheets for the periods presented:

		Fair Values as of December 31, 2011		Fair Values as of December 31, 2010
	Balance Sheet Location	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives not designated as hedging instruments:
Interest rate contracts	Derivative assets/liabilities - current	$—	$1,433	$—	$7,647
Interest rate contracts	Derivative assets/liabilities - noncurrent	—	—	—	1,037
Commodity contracts	Derivative assets/liabilities - current	—	10,609	—	11,869
Commodity contracts	Derivative assets/liabilities - noncurrent	—	—	—	4,070

Total derivatives not designated as hedging instruments		$—	$12,042	$—	$24,623

Total fair value of derivative instruments		$—	$12,042	$—	$24,623

See Note 5, “Fair Value Measurement of Financial Instruments” for a description of how the above financial instruments are valued.

The following table summarizes interest expense for the periods presented:

	Year Ended December 31,
Source	2011	2010	2009
Interest on Revolver	$(15,352)	$(11,614)	$(16,546)
Interest on Senior Notes	(24,750)	(16,706)	—
Debt issuance costs	(5,779)	(5,278)	(4,392)
Bank fees	(1,748)	(1,294)	(585)
Interest rate swaps	—	(1,090)	(3,356)
Capitalized interest (1)	3,342	391	226

Total interest expense	$(44,287)	$(35,591)	$(24,653)

(1)	Capitalized interest primarily relates to the construction efforts on the Marcellus Shale and Panhandle systems.

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

The above hedging activity represents cash flow hedges. As of December 31, 2011, we did not own derivative instruments that were classified as fair value hedges or trading securities. In addition, as of December 31, 2011, we did not own derivative instruments containing credit risk contingencies.

7. Property and Equipment

The following table summarizes our property and equipment for the periods presented:

	As of December 31,
	2011	2010
Coal properties	$634,312	$506,235
Timber	88,447	87,699
Oil and gas royalties	39,981	36,937
Coal services equipment	35,409	35,310
Gathering systems	495,732	370,100
Compressor stations	116,454	77,909
Processing plants	68,237	61,665
Land	25,539	20,743
Other property, plant and equipment	10,841	9,730
Construction in progress	174,304	88,899

Total property, plant and equipment	1,689,256	1,295,227
Accumulated depreciation, depletion and amortization	(406,959)	(324,181)

Net property, plant and equipment	$1,282,297	$971,046

8. Equity Investments

We own a 50% interest in Coal Handling Solutions LLC, a joint venture formed to own and operate end-user coal handling facilities. We own a 25% member interest in Thunder Creek Gas Services LLC, a joint venture that gathers and transports coalbed methane gas in Wyoming’s Powder River Basin. We also own a 50% member interest in Crosspoint Pipeline LLC, a joint venture that gathers residue gas from our Crossroads Plant and transports it to market. In September 2011, we entered into a joint venture where we own a 51% member interest to construct and operate a pipeline system to supply fresh water to natural gas producers drilling in the Marcellus Shale in Pennsylvania, Aqua – PVR Water Services LLC (“Aqua – PVR”). Even though there is a presumption of a controlling financial interest in this joint venture (ownership of 51%), our partner in the joint venture has substantive participating rights that preclude us from controlling the joint venture. Therefore, it is accounted for as an equity investment. As of December 31, 2011 our contribution to the Aqua – PVR joint venture was $5.3 million.

We account for these investments under the equity method of accounting. As of December 31, 2011 and 2010, our equity investment totaled $81.2 million and $84.3 million, which exceeded our portion of the underlying equity in net assets by $14.0 million and $16.0 million. The difference is being amortized to equity earnings over the estimated life of the intangible assets at the time of the acquisition. The intangible assets relate to contracts and customer relationships acquired, which are estimated to be from 12 years to 15 years.

In accordance with the equity method of accounting, we recognized equity earnings of $5.5 million in 2011, $8.7 million in 2010 and $7.3 million in 2009, with a corresponding increase in the investment. The joint ventures generally pay quarterly distributions on their cash flow. We received distributions of $14.0 million in 2011, $12.0 million in 2010 and $4.7 million in 2009. Equity earnings related to our joint venture interests are recorded in other revenues on the Consolidated Statements of Income. The equity investments for all joint ventures are included in the equity investments caption on the Consolidated Balance Sheets.

Financial statements from our investees are not sufficiently timely for us to apply the equity method currently. Therefore, we record our share of earnings or losses of an investee form the most recent available financial statements, a one month lag. This lag in reporting is consistent from period to period.

Summarized financial information of unconsolidated equity investments is as follows for the periods presented:

	November 30, 2011	November 30, 2010
Current assets	$22,171	$42,297
Noncurrent assets	$217,803	$204,620
Current liabilities	$12,736	$8,187
Noncurrent liabilities	$2,571	$5,108

	Twelve Months Ended November 30,
	2011	2010
Revenues	$58,190	$69,893
Expenses	$35,767	$33,528
Net income	$22,423	$36,365

9. Intangible Assets, Net

The following table summarizes our net intangible assets for the periods presented:

	As of December 31,
	2011	2010
Contracts and customer relationships	$104,700	$104,700
Rights-of-way	4,552	4,552

Total intangible assets	109,252	109,252
Accumulated amortization	(38,587)	(32,302)

Intangible assets, net	$70,665	$76,950

Contracts and customer relationships are amortized on both a straight-line basis and an accelerated depreciation basis, based on the period and timing of the benefit to us, over the expected useful lives of the individual contracts and relationships, up to 20 years. Total intangible amortization expense for the years ended December 31, 2011, 2010 and 2009 was approximately $6.3 million, $6.7 million and $7.4 million. The following table sets forth our estimated aggregate amortization expense for the next five years and thereafter:

Year	Amortization Expense
2012	5,718
2013	5,499
2014	5,346
2015	5,233
2016	5,127
Thereafter	43,742

Total	$70,665

10. Asset Retirement Obligations

The following table reconciles the beginning and ending aggregate carrying amount of our asset retirement obligations for the years ended December 31, 2011 and 2010, which are recorded in other liabilities on our consolidated balance sheets:

	Year Ended December 31,
	2011	2010
Balance at beginning of period	$2,172	$2,014
Liabilities incurred	—	—
Accretion expense	171	158
Revision of estimate	—	—

Balance at end of period	$2,343	$2,172

The accretion expense is recorded in the depreciation, depletion and amortization expense line on the consolidated statements of income.

11. Long-Term Debt

The following table summarizes our long-term debt for the periods presented:

	As of December 31,
	2011	2010
Revolver – variable rate of 2.8% and 2.9% at December 31, 2011 and 2010	$541,000	$408,000
Senior notes – fixed rate of 8.25%	300,000	300,000

Total debt	841,000	708,000
Less: Current maturities	—	—

Total long-term debt	$841,000	$708,000

We capitalized interest costs amounting to $3.3 million and $0.4 million in the years ended December 31, 2011 and 2010 related to the construction of natural gas gathering systems and processing plants.

Revolver

On April 19, 2011, we entered into the first amendment to the amended and restated secured credit agreement increasing our borrowing capacity under the Revolver from $850 million to $1.0 billion and extending the maturity date to April 19, 2016. We have an option to increase the commitments under the Revolver by up to an additional $200 million, to a total of $1.2 billion, upon receipt of commitments from one or more lenders. The amendment did not change the collateral provisions of the Revolver which is secured by substantially all of our assets, including recent acquisitions. The interest rate under the Revolver fluctuates based on the ratio of our total indebtedness-to-EBITDA. Interest is payable at the base rate plus an applicable margin ranging from 0.75% to 1.75% if we select the base rate indebtedness option under the Revolver or at a rate derived from LIBOR plus an applicable margin ranging from 1.75% to 2.75% if we select the LIBOR-based indebtedness option. We incurred $3.7 million of debt issuance costs related to this amendment. As of December 31, 2011, net of outstanding indebtedness of $541 million, we had remaining borrowing capacity of $459 million on the Revolver. The weighted average interest rate on borrowings outstanding under the Revolver during the year ended December 31, 2011 was approximately 2.7%. We do not have a public rating for the Revolver. As of December 31, 2011, we were in compliance with all of our covenants under the Revolver.

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

Debt Maturities

The following table sets forth the aggregate maturities of the principal amounts of long-term debt for the next five years and thereafter:

Year	Aggregate Maturities Principal Amounts
2012	$—
2013	—
2014	—
2015	—
2016	541,000
Thereafter	300,000

Total debt, including current maturities	$841,000

12. Partners’ Capital and Distributions

As of December 31, 2011, partners’ capital consisted of 79.0 million common units. As noted in the Consolidated Statement of Partners’ Capital and Comprehensive Income and described in Note 1, “Organization and Basis of Presentation,” our outstanding number of units has changed significantly in connection with the Merger.

Net Income per Limited Partner Unit

Basic net income per limited partner unit is computed by dividing net income allocable to limited partners by the weighted average number of limited partner and vested deferred common units outstanding during the period. Diluted net income per limited partner unit is computed by dividing net income allocable to limited partners by the weighted average number of limited partner and vested deferred common units outstanding during the period and, when dilutive, phantom units. For the year ended December 31, 2011 weighted average awards of 37 thousand phantom units were excluded from the diluted net income per limited partner unit calculation because the inclusion of these phantom units would have had an antidilutive effect. The years ended December 31, 2010 and 2009 computation of net income per limited partner unit relates to the financial statements of PVG prior to the effective date of the Merger. For these years, PVG did not have any phantom units or other participating securities outstanding, which would affect the computation of net income per limited partner unit.

The following table reconciles net income and weighted average units used in computing basic and diluted net income per limited partner unit (in thousands, except per unit data):

	Year Ended December 31,
	2011	2010	2009
Net income	$96,343	$64,187	$62,911
Net loss (income) attributable to noncontrolling interests, pre-merger (Note 1)	664	(27,043)	(25,032)

Net income attributable to Penn Virginia Resource Partners, L.P.	$97,007	$37,144	$37,879
Adjustments:
Distributions to participating securities	(410)	—	—
Participating securities’ allocable share of net income	(300)	—	—

Net income allocable to limited partners, basic	$96,297	$37,144	$37,879

Participating securities’ allocable share of net income	300	—	—
Participating securities’ earnings reallocated to unvested securities	(300)	—	—

Net income allocable to limited partners, diluted	$96,297	$37,144	$37,879

Net income per limited partner unit, basic	$1.45	$0.97	$0.99

Net income per limited partner unit, diluted	$1.45	$0.97	$0.99

Weighted average limited partner units, basic and diluted	66,342	38,293	38,293

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

The following table reflects the allocation of total cash distributions paid by us during the periods presented:

	Year Ended December 31,
	2011	2010	2009
PVG limited partners	$15,239	$60,565	$59,392
PVR limited partners (1)	119,679	61,019	60,560
PVR phantom units	378	440	498

Total cash distribution paid during period	$135,296	$122,024	$120,450

(1)	PVR limited partner unit distributions represent distributions paid to public unitholders and not to units owned by PVG prior to the Merger.

On February 13, 2012, we paid a $0.51 quarterly distribution per unit to unitholders of record on February 6, 2012.

13. Related Party Transactions

In June 2010, Penn Virginia Corporation (“PVA”) sold its remaining interest in PVG and as a result, PVA no longer owned any limited or general partner interests in us or PVG. As a result of the divestiture, the related party transactions noted below are now considered arm’s-length and no longer require separate disclosures. Related party transactions included charges from PVA for certain corporate administrative expenses which were allocable to us and our subsidiaries. Other transactions involved subsidiaries of PVA related to the marketing of natural gas, gathering and processing of natural gas, and the purchase and sale of natural gas and NGLs in which we took title to the products. There were no related party balances in the Consolidated Balance Sheets as of December 31, 2011 and 2010. The Consolidated Statements of Income amounts noted below represent related party transactions prior to June 7, 2010 (date of divestiture).

	Year ended December 31,
	2011	2010	2009
Consolidated Statements of Income:
Natural gas midstream revenues	$—	$29,002	$76,573
Other income	$—	$787	$1,418
Cost of gas purchased	$—	$27,780	$72,529
General and administrative	$—	$1,906	$5,747

14. Unit-Based Payments

Long-Term Incentive Plan

Authoritative accounting literature establishes standards for transactions in which an entity exchanges its equity instruments for goods and services. These standards require us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

The Penn Virginia Resource GP, LLC Sixth Amended and Restated Long-Term Incentive Plan (“LTIP”) permits the grant of common units, deferred common units, unit options, restricted units and phantom units to employees and directors of our general partner and its affiliates. Common units and deferred common units granted under the LTIP are immediately vested, and we recognize compensation expenses related to those grants on the grant date. Restricted units and phantom units granted under the LTIP generally vest over a three-year period, and we recognize compensation expense related to those grants on a straight-line basis over the vesting period. Compensation expense related to these grants is recorded in the general and administrative expenses caption on our Consolidated Statements of Income. As of December 31, 2011, the LTIP permitted the grant of awards covering an aggregate of 3,000,000 common units to employees and directors of our general partner and employees of its affiliates who perform services for us. Common units delivered under the LTIP may consist of newly issued common units or common units acquired in the open market.

In connection with the normal three-year vesting of phantom and restricted units, as well as common unit and deferred common unit awards, we recognized the following expenses during the periods presented:

	2011	2010	2009
Restricted units	$—	$1,172	$2,453
Phantom units	3,025	6,155	1,769
Director deferred and common units	820	1,221	1,016

	$3,845	$8,548	$5,238

Common Units. Our general partner granted 2,176 common units at a weighted average grant-date fair value of $25.23 per unit to non-employee directors in 2011. Our general partner granted 1,448 common units at a weighted average grant-date fair value of $23.41 per unit to non-employee directors in 2010. Our general partner granted 1,871 common units at a weighted average grant-date fair value of $15.46 per unit to non-employee directors in 2009. The fair value of the common units is calculated based on the grant-date unit price.

Deferred Common Units. A portion of the compensation to non-employee directors is paid in deferred common units. Each deferred common unit represents one common unit, which vests immediately upon issuance and is available to the holder upon termination or retirement from the board of directors.

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

The following is a summary of deferred common unit activity for the periods presented:

	Number of Deferred Common Units	Weighted Average Grant-Date Fair Value
Balance at January 1, 2009	63,569	$23.98
Granted and vested	35,819	$15.62

Balance at December 31, 2009	99,388	$20.97
Granted and vested	27,194	$24.00

Balance at December 31, 2010	126,582	$21.62
Granted and vested	113,400	$26.99
Converted to common units	(2,839)	$18.16

Balance at December 31, 2011	237,143	$24.23

The aggregate intrinsic value of vested deferred common units at December 31, 2011, was $3.1 million. The fair value of the deferred common units is calculated based on the grant-date unit price.

Restricted Units. Restricted units vest upon terms established by the Compensation and Benefits Committee (the “Committee”). In addition, all restricted units will vest upon a change of control of our general partner. If a grantee’s employment with, or membership on the board of directors of, our general partner terminates for any reason, the grantee’s unvested restricted units will be automatically forfeited unless, and to the extent that, the Committee provides otherwise. Distributions payable with respect to restricted units may, in the Committee’s discretion, be paid directly to the grantee or held by our general partner and made subject to a risk of forfeiture during the applicable restriction period. Restricted units generally vest over a three-year period, with one-third vesting in each year. The fair value of the restricted units is calculated based on the grant-date unit price.

Because PVA’s divestiture of PVG was considered a change of control under the LTIP, all unvested restricted units granted to employees performing services for the benefit of us were considered vested on the date of the divestiture. In total, approximately 36 thousand restricted units vested and the restrictions were lifted. No additional restricted units were granted in 2011.

The total grant-date fair value of restricted units that vested in 2010 and 2009 was $2.4 million and $3.5 million.

Phantom Units. A phantom unit entitles the grantee to receive a common unit upon the vesting of the phantom unit, or in the discretion of the Committee, the cash equivalent of the value of a common unit. The Committee determines the time period over which phantom units granted to employees and directors will vest. In addition, all phantom units will vest upon a change of control of our general partner. If a director’s membership on the board of directors of our general partner terminates for any reason, or an employee’s employment with our general partner and its affiliates terminates for any reason other than retirement after reaching age 62, the grantee’s phantom units will be automatically forfeited unless, and to the extent, the Committee provides otherwise.

Generally, we pay distributions for all of our unvested phantom units. Payments of distribution associated with phantom units that are expected to vest are recorded as capital distributions; however, payments associated with phantom units that are not expected to vest are recorded as compensation expense. During 2011, we granted 261 thousand phantom units at a weighted average grant-date fair value of $29.14, including 155 thousand time-based phantom units and 106 thousand performance-based phantom units. During 2010, we granted 261 thousand time-based phantom units at a weighted average grant-date fair value of $23.41. During 2009, we granted 355 thousand time-based phantom units at a weighted average grant-date fair value of $11.59.

Time-based phantom units vest over a three-year period, with one-third vesting in each year. A portion of the vested units were withheld for payroll taxes with the recipient receiving the net vested units. The fair value of time-based phantom units is calculated based on the grant-date unit price.

Performance-based phantom units were first granted in 2011 and cliff-vest at the end of a three year period. The number of units that vest could range from 0% to 200% and depends on the outcome of unit market performance compared to peers and key results of operations metrics. Performance-based phantom units are entitled to forfeitable distribution equivalent rights which accumulate over the term of the units and will be paid in cash to the grantees at the date of vesting. The fair value of each performance-based phantom unit was estimated on the date of grant as $30.92 using a Monte Carlo simulation approach that uses the assumptions noted in the following table. Expected volatilities are based on historical changes in the market value of our common units. We base the risk-free interest rate on the U.S. Treasury rate for the week of the grant having a term equal to the expected life of the phantom units, continuously compounded.

2011
Expected volatility	54.53%
Expected life	2.6 years
Risk-free interest rate	0.83%

The following table summarizes the status of our nonvested phantom units as of December 31, 2011 and changes during the year then ended:

	Nonvested Phantom Units	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2011	97,733	$23.91
Granted	260,892	$29.14
Vested	(35,296)	$24.22
Forfeited	(1,609)	$27.94

Nonvested at December 31, 2011	321,720	$28.10

At December 31, 2011, we had $6.5 million of total unrecognized compensation cost related to nonvested phantom units. We expect that cost to be recognized over a weighted-average period of 2.0 years. The total grant-date fair value of phantom units that vested in 2011, 2010 and 2009 was $0.9 million, $6.6 million and $0.9 million. The aggregate intrinsic value at December 31, 2011, of phantom units expected to vest was $9.0 million.

15. Commitments and Contingencies

Rental Commitments

Operating lease rental expense in the years ended December 31, 2011, 2010 and 2009 was $10.8 million, $9.6 million and $7.5 million. The following table sets forth our minimum rental commitments for the next five years under all non-cancelable operating leases in effect at December 31, 2011:

Year	Minimum Rental Commitments
2012	$5,161
2013	4,023
2014	3,890
2015	3,809
2016	2,841
Thereafter	6,013

Total minimum payments	$25,737

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

Firm Transportation Commitments

As of December 31, 2011, we had contracts for firm transportation capacity rights for specified volumes per day on a pipeline system with terms that ranged from one to five years. The contracts require us to pay transportation demand charges regardless of the amount of pipeline capacity we use. We may sell excess capacity to third parties at our discretion. The following table sets forth our obligation for firm transportation commitments in effect at December 31, 2011 for the next five years and thereafter:

Year	Firm Transportation Commitments
2012	$16,105
2013	11,916
2014	9,431
2015	1,661
2016	—
Thereafter	—

Total firm transportation commitments	$39,113

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

As of December 31, 2011 and 2010, our environmental liabilities were $0.8 million and $0.9 million, which represent our best estimate of the liabilities as of those dates related to our coal and natural resource management and natural gas midstream businesses. We have reclamation bonding requirements with respect to certain unleased and inactive properties. Given the uncertainty of when a reclamation area will meet regulatory standards, a change in this estimate could occur in the future.

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

16. Comprehensive Income

Comprehensive income represents changes in partners’ capital during the reporting period, including net income and charges directly to partners’ capital which are excluded from net income. The following table sets forth the components of comprehensive income for the periods presented:

	Year Ended December 31,
	2011	2010	2009
Net income	$96,343	$64,187	$62,911
Unrealized holding losses on derivative activities	—	—	(506)
Reclassification adjustment for derivative activities	334	1,804	3,356

Comprehensive income	$96,677	$65,991	$65,761

Included in the accumulated other comprehensive income on the balance sheet at December 31, 2011 is $0.7 million of gains relating to Interest Rate Swaps on which we discontinued hedge accounting. The $0.7 million gain will be recognized in earnings through the end of 2012 as the hedged transactions settle. See Note 6, “Derivative Instruments.”

17. Segment Information

Our operating segments represent components of our business about which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision-making group, in assessing performance. Our decision-making group consists of our Chief Executive Officer and other senior officers. This group routinely reviews and makes operating and resource allocation decisions among our coal and natural resource management operations and our natural gas midstream operations. Accordingly, our reportable segments are as follows:

•

Coal and Natural Resource Management — Our coal and natural resource management segment primarily involves the management and leasing of coal properties and the subsequent collection of royalties. Our coal reserves are primarily located in Kentucky, Illinois, Indiana, New Mexico, Tennessee, Virginia, and West Virginia. We also earn revenues from other land management activities, such as selling standing timber, leasing fee-based coal-related infrastructure facilities to certain lessees and end-user industrial plants, collecting oil and gas royalties and from coal transportation, or wheelage, fees.

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

The following table presents a summary of certain financial information relating to our segments as of and for the years ended December 31, 2011, 2010 and 2009:

	Revenues			Operating income
	2011	2010	2009	2011	2010	2009
Coal and natural resource management(1)	$188,953	$152,488	$144,600	$115,927	$93,132	$87,528
Natural gas midstream(2)	971,022	711,648	512,104	37,644	32,767	20,774
Corporate and other	—	—	—	—	(4,314)	(2,377)

Consolidated totals	$1,159,975	$864,136	$656,704	$153,571	$121,585	$105,925

Interest expense				(44,287)	(35,591)	(24,653)
Derivatives				(13,442)	(22,493)	(19,714)
Other				501	686	1,353

Consolidated net income				$96,343	$64,187	$62,911

	Additions to property and equipment			Depreciation, depletion & amortization
	2011	2010	2009	2011	2010	2009
Coal and natural resource management	$134,503	$25,751	$2,252	$37,177	$30,873	$31,330
Natural gas midstream	242,099	98,365	78,425	52,199	45,027	38,905

Consolidated totals	$376,602	$124,116	$80,677	$89,376	$75,900	$70,235

	Total assets at December 31,
	2011	2010	2009
Coal and natural resource management(3)	$683,197	$585,559	$574,258
Natural gas midstream(4)	910,795	711,942	633,802
Corporate and other	—	6,704	11,003

Consolidated totals	$1,593,992	$1,304,205	$1,219,063

(1)	Our coal and natural resource management segment’s revenues for the years ended December 31, 2011, 2010 and 2009 include $2.3 million, $2.0 million and $1.7 million of equity earnings related to our 50% interest in Coal Handling Solutions LLC. See Note 8, “Equity Investments” for a further description.
(2)	Our natural gas midstream segment’s revenues for the years ended December 31, 2011, 2010 and 2009 include $2.5 million, $6.0 million and $5.3 million of equity earnings related to our 25% member interest in Thunder Creek. See Note 8, “Equity Investments” for a further description of this segment’s equity investment.
(3)	Total assets at December 31, 2011, 2010 and 2009 for the coal and natural resource management segment included equity investment of $16.3 million, $19.0 million and $21.0 million related to our 50% interest in Coal Handling Solutions LLC. See Note 8, “Equity Investments” for a further description.
(4)	Total assets at December 31, 2011, 2010 and 2009 for the natural gas midstream segment included equity investment of $53.1 million, $58.8 million and $59.8 million related to our 25% member interest in Thunder Creek. See Note 8, “Equity Investments” for a further description.

Operating income is equal to total revenues less cost of midstream gas purchased, operating costs and expenses and DD&A expense. Operating income does not include interest expense, certain other income items and derivatives. Identifiable assets are those assets used in our operations in each segment.

For the year ended December 31, 2011, four customers of our natural gas midstream segment accounted for $458.8 million, or 40%, of our total consolidated net revenues. These customer concentrations may impact our results of operations, either positively or negatively, in that these counterparties may be similarly affected by changes in economic or other conditions. We are not aware of any financial difficulties experienced by these customers.

For the year ended December 31, 2010, two of our natural gas midstream segment customers accounted for $219.6 million, or 25%, of our total consolidated net revenues. For the year ended December 31, 2009, two customers of our natural gas midstream segment accounted for approximately $184.9 million, or 28%, of our total consolidated net revenues.

Supplemental Quarterly Financial Information (Unaudited, in thousands except per unit data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
Revenues	$253,527	$310,322	$308,352	$287,774
Operating income	$37,985	$43,177	$37,575	$34,834
Net income	$7,511	$35,658	$35,857	$17,317
Basic and diluted net income per limited partner unit (1)	$0.17	$0.50	$0.50	$0.23
Weighted average number of units outstanding, basic and diluted	46,426	71,176	71,197	76,207

2010
Revenues	$206,478	$189,432	$222,829	$245,397
Operating income	$26,758	$23,710	$31,693	$39,424
Net income	$13,682	$22,106	$10,145	$18,254
Basic and diluted net income per limited partner unit (1)	$0.22	$0.30	$0.19	$0.26
Weighted average number of units outstanding, basic and diluted	38,293	38,293	38,293	38,293

(1)	The sum of the quarters may not equal the total of the respective year’s net income per limited partner unit due to applying the two-class method of calculating net income per limited partner unit.

Item 9 Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A Controls and Procedures

(a) Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we performed an evaluation of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2011. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2011, such disclosure controls and procedures were effective.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over our financial reporting. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. This evaluation was completed based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our management has concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

(c) Attestation Report of the Registered Public Accounting Firm

KPMG LLP, an independent registered public accounting firm, or KPMG, has issued an attestation report on our internal control over financial reporting as of December 31, 2011, which is included in Item 8 of this Annual Report on Form 10-K.

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

Item 9B Other Information

None.

PART III.

ITEM 10. Directors, Executive Officers and Corporate Governance

Information required to be set forth in Item 10. Directors, Executive Officers and Corporate Governance, has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement for our 2012 Annual Meeting of Unitholders expected to be filed no later than April 27, 2012.

ITEM  11. Executive Compensation

Information required to be set forth in Item 11. Executive Compensation, has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement for our 2012 Annual Meeting of Unitholders expected to be filed no later than April 27, 2012.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

Information required to be set forth in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters, has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement for our 2012 Annual Meeting of Unitholders expected to be filed no later than April 27, 2012.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Information required to be set forth in Item 13. Certain Relationships and Related Transactions, and Director Independence, has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement for our 2012 Annual Meeting of Unitholders expected to be filed no later than April 27, 2012.

ITEM 14. Principal Accountant Fees and Services

Information required to be set forth in Item 14. Principal Accountant Fees and Services, has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement for our 2012 Annual Meeting of Unitholders expected to be filed no later than April 27, 2012.

Part IV

Item 15 Exhibits and Financial Statement Schedules

The following documents are filed as exhibits to this Annual Report on Form 10-K:

(1)	Financial Statements — The financial statements filed herewith are listed in the Index to Consolidated Financial Statements on page 64 of this Annual Report on Form 10-K.

(2)	All schedules are omitted because they are not required, inapplicable or the information is included in the Consolidated Financial Statements or the notes thereto.

(3)	Exhibits

(2.1)	Purchase and Sale Agreement dated June 17, 2008 between Lone Star Gathering, L.P. and Penn Virginia Resource Partners, L.P., as amended by First Amendment to Purchase and Sale Agreement dated as of July 17, 2008 (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on July 22, 2008).

(2.2)	Agreement and Plan of Merger, dated September 21, 2010, by and among Penn Virginia Resource Partners, L.P., Penn Virginia Resource GP, LLC, PVR Radnor, LLC, Penn Virginia GP Holdings, L.P. and PVG GP, LLC (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on September 22, 2010).

(3.1)	Certificate of Limited Partnership of Penn Virginia Resource Partners, L.P. (incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form S-1 filed on July 19, 2001).

(3.2)	Fourth Amended and Restated Agreement of Limited Partnership of Penn Virginia Resource Partners, L.P., dated as of March 10, 2011 (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on March 11, 2011).

(3.3)	Limited Liability Company Agreement of PVR Finco LLC (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on August 7, 2008).

(3.4)	Certificate of Formation of Penn Virginia Resource GP, LLC (incorporated by reference to Exhibit 3.5 to Amendment No. 1 to Registrant’s Registration Statement Form S-1 filed on September 7, 2001).

(3.5)	Sixth Amended and Restated Limited Liability Company Agreement of Penn Virginia Resource GP, LLC, dated as of March 10, 2011 (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on March 11, 2011).

(4.1)	Senior Indenture, dated April 27, 2010, among Penn Virginia Resource Partners, L.P. and Penn Virginia Resource Finance Corporation, as issuers, the subsidiary guarantors named therein and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on April 27, 2010).

(4.2)	First Supplemental Indenture relating to the 8 1/4% Senior Notes due 2018, dated April 27, 2010, among Penn Virginia Resource Partners, L.P. and Penn Virginia Resource Finance Corporation, as issuers, the subsidiary guarantors named therein and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed on April 27, 2010).

(10.1)	Amended and Restated Credit Agreement, dated as of August 13, 2010 by and among PVR Finco LLC, the guarantors party thereto, PNC Bank, National Association, as Administrative Agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on August 19, 2010).

(10.1.1)	First Amendment to Amended and Restated Credit Agreement, dated as of April 19, 2011, by and among PVR Finco LLC, the guarantors party thereto, PNC Bank, National Association, as Administrative Agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1.1 to Registrant’s Current Report on Form 8-K filed on April 21, 2011).

(10.2)	Contribution and Conveyance Agreement dated September 13, 2001 among Penn Virginia Operating Co., LLC, Penn Virginia Holding Corp., Penn Virginia Resource Holdings Corp., Penn Virginia Resource LP Corp., Penn Virginia Resource GP Corp. and the other parties named therein (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to Registrant’s Registration Statement on Form S-1 filed on October 4, 2001).

(10.3)	Contribution, Conveyance and Assumption Agreement dated September 14, 2001 among Penn Virginia Resource GP, LLC, Penn Virginia Resource Partners, L.P., Penn Virginia Operating Co., LLC and the other parties named therein (incorporated by reference to Exhibit 10.3 to Amendment No. 2 to Registrant’s Registration Statement on Form S-1 filed on October 4, 2001).

(10.4)	Closing Contribution, Conveyance and Assumption Agreement dated October 30, 2001 among Penn Virginia Operating Co., LLC, Penn Virginia Corporation, Penn Virginia Resource Partners, L.P., Penn Virginia Resource GP, LLC, Penn Virginia Resource L.P. Corp., Wise LLC, Loadout LLC, PVR Concord LLC, PVR Lexington LLC, PVR Savannah LLC, Kanawha Rail Corp. (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to Registrant’s Registration Statement on Form S-1 filed on October 4, 2001).

(10.5)	Omnibus Agreement dated October 30, 2001 among the Penn Virginia Corporation, Penn Virginia Resource GP, LLC, Penn Virginia Operating Co., LLC and Penn Virginia Resource Partners, L.P. (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to Registrant’s Registration Statement on Form S-1 filed on October 4, 2001).

(10.6)	Amendment No. 1 to Omnibus Agreement dated December 19, 2002 among the Penn Virginia Corporation, Penn Virginia Resource GP, LLC, Penn Virginia Operating Co., LLC and Penn Virginia Resource Partners, L.P. (incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

(10.7)	Non-Compete Agreement dated December 8, 2006 among Penn Virginia GP Holdings, L.P., Penn Virginia Resource Partners, L.P. and Penn Virginia Resource GP, LLC (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on December 13, 2006).

(10.8)	Units Purchase Agreement dated June 17, 2008 by and among Penn Virginia Resource LP Corp., Kanawha Rail Corp. and Penn Virginia Resource Partners, L.P. (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on July 22, 2008).

(10.9)	Penn Virginia Resource GP, LLC Annual Incentive Plan, effective as of May 12, 2011 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 18, 2011).*

(10.10)	Penn Virginia Resource GP, LLC Sixth Amended and Restated Long-Term Incentive Plan, effective as of May 12, 2011 (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on May 18, 2011).*

(10.11)	Penn Virginia Resource GP, LLC Sixth Amended and Restated Long-Term Incentive Plan- Form of Deferred Common Unit Award Agreement (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on May 18, 2011).*

(10.12)	Penn Virginia Resource GP, LLC Sixth Amended and Restated Long-Term Incentive Plan- Form of Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on May 18, 2011).*

(10.13)	Penn Virginia Resource GP, LLC Sixth Amended and Restated Long-Term Incentive Plan- Form of Phantom Unit Award Agreement (incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on May 18, 2011).*

(10.14)	Penn Virginia Resource GP, LLC Amended and Restated Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on October 29, 2007).*

(10.15)	Employment Agreement dated October 6, 2011 by and between Penn Virginia Resource GP, LLC and Keith D. Horton (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2011 filed on November 1, 2011).*

(10.16)	Employment Agreement dated October 6, 2011 by and between Penn Virginia Resource GP, LLC and Ronald K. Page (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2011 filed on November 1, 2011).*

(10.17)	Employment Agreement dated October 6, 2011 by and between Penn Virginia Resource GP, LLC and Robert B. Wallace (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2011 filed on November 1, 2011).*

(10.18)	Employment Agreement dated October 6, 2011 by and between Penn Virginia Resource GP, LLC and William H. Shea, Jr. (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2011 filed on November 1, 2011).*

(10.19)	Employment Agreement dated October 6, 2011 by and between Penn Virginia Resource GP, LLC and Bruce D. Davis, Jr. (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2011 filed on November 1, 2011).*

(10.20)	Penn Virginia Resource GP, LLC Non-Employee Director Compensatory Summary Sheet *

(10.21)	Asset Purchase and Sale Agreement by and between Penn Virginia Operating Company, LLC and Begley Properties, LLC dated December 15, 2010 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 15, 2010).

(12.1)	Statement of Computation of Ratio of Earnings to Fixed Charges Calculation.

(14.1)	Penn Virginia Resource GP, LLC Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to Registrant’s Current Report on Form 8-K filed on October 27, 2011).

(21.1)	Subsidiaries of Penn Virginia Resource Partners, L.P.

(23.1)	Consent of KPMG LLP.

(31.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101**)	The following financial information from the annual report on Form 10-K of Penn Virginia Resource Partners L.P, for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENN VIRGINIA RESOURCE PARTNERS, L.P.

By: PENN VIRGINIA RESOURCE GP, LLC

By:
February 24, 2012		/s/ Robert B. Wallace Robert B. Wallace Executive Vice President and Chief Financial Officer

By:
February 24, 2012		/s/ Forrest W. McNair Forrest W. McNair Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Edward B. Cloues, II Edward B. Cloues, II	Chairman and Director	February 24, 2012

/s/ James L. Gardner James L. Gardner	Director	February 24, 2012

/s/ Robert J. Hall Robert J. Hall	Director	February 24, 2012

/s/ Thomas W. Hofmann Thomas W. Hofmann	Director	February 24, 2012

/s/ James R. Montague James R. Montague	Director	February 24, 2012

/s/ Marsha R. Perelman Marsha R. Perelman	Director	February 24, 2012

/s/ John C. van Roden, Jr. John C. van Roden, Jr.	Director	February 24, 2012

/s/ William H. Shea, Jr. William H. Shea, Jr.	Director and Chief Executive Officer	February 24, 2012

/s/ Jonathan B. Weller Jonathon B. Weller	Director	February 24, 2012