Form 10-Q
period 2012-06-30
PENN VIRGINIA RESOURCE PARTNERS L P
filed 2012-08-03
CIK 1144945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of July 10, 2012, 88,101,626 common units, 21,378,942 Class B Units, and 10,346,257 Special Units representing limited partner interests were outstanding.

PART I. FINANCIAL INFORMATION

Item 1	Financial Statements

PENN VIRGINIA RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS – unaudited

(in thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Natural gas	$63,127	$112,229	$137,754	$204,207
Natural gas liquids	102,130	136,048	219,924	244,890
Gathering and transportation	21,404	8,630	35,259	14,091
Coal royalties	29,231	44,578	62,390	83,569
Other	7,020	8,837	14,002	17,092

Total revenues	222,912	310,322	469,329	563,849

Expenses
Cost of gas purchased	140,833	219,278	306,297	389,533
Operating	14,040	14,242	29,943	27,315
General and administrative	10,999	11,975	23,043	22,945
Acquisition related costs	14,049	—	14,049	—
Impairments	—	—	124,845	—
Depreciation, depletion and amortization	28,456	21,650	52,309	42,894

Total expenses	208,377	267,145	550,486	482,687

Operating income (loss)	14,535	43,177	(81,157)	81,162

Other income (expense)
Interest expense	(15,511)	(12,428)	(25,328)	(23,278)
Derivatives	8,676	4,782	3,725	(14,979)
Other	109	127	225	264

Net income (loss)	7,809	35,658	(102,535)	43,169

Noncontrolling interest net loss	—	—	—	664

Net income (loss) attributable to Penn Virginia Resource Partners, L.P.	$7,809	$35,658	$(102,535)	$43,833

Earnings per common unit, basic and diluted	$(0.07)	$0.50	$(1.39)	$0.74

Weighted average number of common units outstanding, basic and diluted	83,786	71,176	81,543	58,864

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) – unaudited

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income (loss)	$7,809	$35,658	$(102,535)	$43,169
Reclassification adjustment for derivative activities	(175)	135	(322)	324

Comprehensive income (loss)	$7,634	$35,793	$(102,857)	$43,493

The accompanying notes are an integral part of these Consolidated Financial Statements.

PENN VIRGINIA RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – unaudited

(in thousands)

	June 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$8,975	$8,640
Accounts receivable, net of allowance for doubtful accounts	83,816	101,340
Assets held for sale	35,064	—
Derivative assets	1,046	—
Other current assets	5,208	5,640

Total current assets	134,109	115,620

Property, plant and equipment	2,108,770	1,689,256
Accumulated depreciation, depletion and amortization	(427,776)	(406,959)

Net property, plant and equipment	1,680,994	1,282,297

Equity investments	87,051	81,162
Goodwill	71,005	—
Intangible assets (net of accumulated amortization of $28,949 and $38,587)	648,103	70,665
Other long-term assets	60,314	44,248

Total assets	$2,681,576	$1,593,992

Liabilities and Partners’ Capital
Current liabilities
Accounts payable and accrued liabilities	$138,487	$124,082
Liabilities related to assets held for sale	3,260	—
Deferred income	3,851	3,416
Derivative liabilities	2,440	12,042

Total current liabilities	148,038	139,540

Deferred income	11,579	10,492
Other liabilities	20,840	21,256
Senior notes	900,000	300,000
Revolving credit facility	432,000	541,000
Partners’ capital
Common units	564,806	580,961
Class B units	407,221	—
Special units	196,671	—
Accumulated other comprehensive income	421	743

Total partners’ capital	1,169,119	581,704

Total liabilities and partners’ capital	$2,681,576	$1,593,992

The accompanying notes are an integral part of these Consolidated Financial Statements.

PENN VIRGINIA RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – unaudited

(in thousands)

	Three Months Ended June 30,		Six Months Ened June 30,
	2012	2011	2012	2011

Cash flows from operating activities
Net income (loss)	$7,809	$35,658	$(102,535)	$43,169
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	28,456	21,650	52,309	42,894
Impairments	—	—	124,845	—
Derivative Contracts:
Total derivative losses (gains)	(8,676)	(4,782)	(3,725)	14,979
Cash payments to settle derivatives	(3,605)	(7,920)	(7,246)	(12,778)
Non-cash interest expense	1,579	2,655	2,628	3,695
Non-cash unit-based compensation	1,519	1,018	3,557	1,839
Equity earnings, net of distributions received	186	(1,343)	(555)	1,817
Other	(51)	(635)	(698)	(782)
Changes in operating assets and liabilities
Accounts receivable	1,984	(14,168)	13,798	(15,963)
Accounts payable and accrued liabilities	(6,121)	6,569	(15,013)	14,990
Deferred income	762	272	1,522	125
Other assets and liabilities	(367)	(1,431)	(245)	(1,634)

Net cash provided by operating activities	23,475	37,543	68,642	92,351

Cash flows from investing activities
Acquisitions	(850,747)	(26,824)	(850,943)	(122,040)
Additions to property, plant and equipment	(99,621)	(37,345)	(174,994)	(74,796)
Other	(4,770)	1,204	(11,060)	2,211

Net cash used in investing activities	(955,138)	(62,965)	(1,036,997)	(194,625)

Cash flows from financing activities
Distributions to partners	(41,265)	(34,176)	(81,683)	(64,809)
Net proceeds from equity offering	577,962	—	577,962	—
Proceeds from issuance of senior notes	600,000	—	600,000	—
Proceeds from borrowings	165,000	72,000	251,000	192,000
Repayments of borrowings	(350,000)	(7,000)	(360,000)	(20,000)
Cash paid for debt issuance costs	(18,589)	(3,675)	(18,589)	(3,675)
Cash paid for merger	—	(5,600)	—	(6,604)

Net cash provided by financing activities	933,108	21,549	968,690	96,912

Net increase (decrease) in cash and cash equivalents	1,445	(3,873)	335	(5,362)
Cash and cash equivalents - beginning of period	7,530	14,475	8,640	15,964

Cash and cash equivalents - end of period	$8,975	$10,602	$8,975	$10,602

Supplemental disclosure:
Cash paid for interest	$19,132	$17,851	$23,826	$23,467

Noncash investing activities:
Other assets acquired related to acquisition	$4,827	$—	$4,827	$—
Other liabilities assumed related to acquisition	$33,929	$24	$33,929	$2,084
Special units issued as consideration of acquisition	$191,302	$—	$191,302	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

PENN VIRGINIA RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL – unaudited (in thousands)

	Common Units		Class B Units		Special Units		Accumulated Other Comprehensive Income (loss)	Total

Balance at December 31, 2011	79,033	$580,961	—	$—	—	$—	$743	$581,704

Unit-based compensation	60	2,822	—	—	—	—	—	2,822
Distributions paid	—	(81,683)	—	—	—	—	—	(81,683)
Issuance of units	9,009	177,831	21,379	400,000	10,346	191,302	—	769,133
Recognition of beneficial conversion feature	—	(11,355)	—	6,389	—	4,966	—	—
Net income (loss)	—	(103,770)	—	832	—	403	—	(102,535)
Other comprehensive income (loss)	—	—	—	—	—	—	(322)	(322)

Balance at June 30, 2012	88,102	$564,806	21,379	$407,221	10,346	$196,671	$421	$1,169,119

	Common Units		Class B Units		Special Units		Accumulated Other Comprehensive Income (loss)	Noncontrolling interests of PVR	Total

Balance at December 31, 2010	38,293	$213,646	—	$—	—	$—	$159	$220,845	$434,650

Unit-based compensation	16	5,792	—	—	—	—	—	—	5,792
Costs associated with merger	—	(11,224)	—	—	—	—	—	—	(11,224)
Units issued to acquire non-controlling interests	32,665	204,537	—	—	—	—	250	(204,787)	—
Distributions paid	—	(49,415)	—	—	—	—	—	(15,394)	(64,809)
Net income (loss)	—	43,833	—	—	—	—	—	(664)	43,169
Other comprehensive income (loss)	—	—	—	—	—	—	324	—	324

Balance at June 30, 2011	70,974	$407,169	—	$—	—	$—	$733	$—	$407,902

The accompanying notes are an integral part of these Consolidated Financial Statements.

PENN VIRGINIA RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – unaudited

June 30, 2012

1.	Organization and Basis of Presentation

Penn Virginia Resource Partners, L.P. is a publicly traded Delaware master limited partnership, and its limited partner common units representing limited partner interests are listed on the New York Stock Exchange (“NYSE”) under ticker symbol “PVR.” As used in these Notes to Consolidated Financial Statements, the “Partnership,” “PVR,” “we,” “us” or “our” mean Penn Virginia Resource Partners, L.P. and, where the context requires, includes our subsidiaries.

We are principally engaged in the gathering and processing of natural gas and the management of coal and natural resource properties in the United States. We currently conduct operations in three business segments: (i) Eastern Midstream, (ii) Midcontinent Midstream and (iii) Coal and Natural Resource Management.

•

Eastern Midstream — Our Eastern Midstream segment is engaged in providing natural gas gathering, transportation and other related services in Pennsylvania and West Virginia. In addition, we own member interests in a joint venture that transports fresh water to natural gas producers.

•

Midcontinent Midstream — Our Midcontinent Midstream segment is engaged in providing natural gas processing, gathering and other related services. In addition, we own member interests in joint ventures that gather and transport natural gas. These processing and gathering systems are located primarily in Oklahoma and Texas.

•

Coal and Natural Resource Management — Our Coal and Natural Resource Management segment primarily involves the management and leasing of coal properties and the subsequent collection of royalties. We also earn revenues from other land management activities, such as selling standing timber, leasing coal-related infrastructure facilities and collecting oil and gas royalties.

In accordance with accounting standards, effective January 1, 2012, when reviewing long-lived assets to be held and used, including related tangible assets, we adopted the approach to review qualitative factors (such as, macroeconomic conditions, industry and market considerations, overall financial performance, etc.) to determine whether it is more likely than not (that is, the likelihood of more than 50 percent) that the fair value of those assets is less than their carrying amount, including goodwill, if any. If we determine that it is more likely than not, we recognize an impairment loss if we determine that the carrying amount of an asset exceeds the sum of the undiscounted estimated cash flows. In this circumstance, we recognize an impairment loss equal to the difference between the carrying value and the fair value of the asset. Fair value is estimated to be the present value of future net cash flows from the asset, discounted using a rate commensurate with the risk and remaining life of the asset.

Effective January 1, 2012, we adopted the Accounting Standards Update (“ASU”) regarding the prominence of other comprehensive income in the financial statements. This ASU requires us to report comprehensive income in either a single statement or in two consecutive statements reporting net income and other comprehensive income. This amended presentation of comprehensive income does not change items that are reported in other comprehensive income or requirements to report reclassifications of items from other comprehensive income to net income. This ASU eliminates the option to report other comprehensive income and its components in the statement of changes in partners’ capital. We elected to present a second consecutive statement.

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

Management has evaluated all activities of PVR through the date upon which our Consolidated Financial Statements were issued and concluded that while no subsequent events have occurred that would require recognition in the Consolidated Financial Statements, there is a subsequent event for which disclosure is required in the Notes to the Consolidated Financial Statements. See Note 12 to the Consolidated Financial Statements.

All dollar and unit amounts presented in the tables to these Notes are in thousands unless otherwise indicated.

2.	Acquisition

The factors used to determine the fair market value of acquisitions include, but are not limited to, discounted future net cash flows on a risked-adjusted basis, geographic location, quality of resources, and condition of assets.

Business Combination

Chief Acquisition

On May 17, 2012, we completed our purchase of the membership interests of Chief Gathering LLC (“Chief Gathering”) from Chief E&D Holdings LP, for a purchase price of approximately $1.0 billion (“Chief Acquisition”), payable in a combination of $850.0 million in cash and preliminary fair value of $191.3 million in a new class of limited partner interests in us (“Special Units”) The Special Units are substantially similar to our common units, except that we will not pay or accrue any distributions on them until they automatically convert to common units, on a one-for-one basis, on the first business day after the record date for distributions with respect to the quarter ending September 30, 2013. The Special Units are subject to early conversion by us or a holder of Special Units in connection with certain events. See Note 8 for a description of the conversion rights and distribution rights applicable to the Special Units.

Chief Gathering owned and operated six natural gas gathering systems serving over 300,000 dedicated acres in the Marcellus Shale, located in the north central Pennsylvania counties of Lycoming, Bradford, Susquehanna, Sullivan, Wyoming and Greene and in Preston County, West Virginia. This transaction resulted in a major expansion of our pipeline systems in our Eastern Midstream segment.

We financed the cash portion of the purchase price for the Chief Acquisition through a combination of equity and debt. In May 2012, we received (i) $400 million in cash related to the sale of Class B Units to Riverstone V PVR Holdings, L.P. and Riverstone Global Energy and Power Fund V (FT), L.P., representing a new class of limited partner interests in us, and (ii) $180 million in cash, related to the sale of common units to institutional investors in a private placement. We used the proceeds from the sale of the Class B Units and the common units to fund a portion of the cash purchase price for the Chief Acquisition. The remainder of the cash purchase price was funded by a portion of the $600 million of senior notes issued in a private placement in May 2012. See Note 8 for a description of the conversion rights and distribution rights applicable to the Class B Units.

The Chief Acquisition has been accounted for using the purchase method of accounting. Under the purchase method of accounting, the total purchase price has been allocated to the current assets and liabilities and the tangible, intangible and goodwill assets acquired. The purchase price allocation for the Chief Acquisition is preliminary and has not been finalized. We need to complete certain post-closing adjustments with the seller and the appraisal of the assets acquired. Fair values have been developed using recognized business valuation techniques and are subject to change pending final valuation analysis. Below is the detailed allocation based upon preliminary acquisition date fair values:

Cash consideration paid for Chief Gathering	$850,049
Special units issued as consideration to Chief E&D Holdings LP	191,302

Total purchase price	$1,041,351

Accounts receivable	$4,412
Property, plant and equipment	362,448
Intangible assets	637,000
Goodwill	71,005
Other long-term assets	415
Accounts payable	(33,929)

Total purchase price	$1,041,351

The preliminary purchase price allocation includes approximately $71.0 million of goodwill. The significant factors that contributed to the recognition of goodwill include the positioning of PVR as the leading independent midstream service provider in the northeastern area of the Marcellus Shale, as the assets acquired from Chief Gathering complement our existing assets in the region. Goodwill recorded in connection with a business combination is not amortized, but is tested for impairment at least annually. Accordingly, the pro forma financial information below does not include amortization of goodwill recorded in the acquisition.

The following pro forma financial information reflects the consolidated results of our operations as if the Chief Acquisition and related financings had occurred on the first day of the reported period. The pro forma information includes adjustments primarily for revenues, operating expenses, general and administrative expenses, depreciation of the acquired property and equipment, amortization of intangibles, interest expense for acquisition debt and the change in weighted average common units resulting from the issuance of common units. The pro forma financial information is not necessarily indicative of the results of operations had these transactions been effected on the assumed date (in thousands, except per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues	$245,590	$314,888	$482,872	$573,610
Net income (loss) attributable to PVR	$14,171	$13,758	$(125,740)	$34,403
Net income (loss) per common unit, basic and diluted	$(0.09)	$(0.10)	$(1.75)	$(0.15)

The acquisition related costs reported on the Consolidated Statement of Operations are costs related to the Chief Acquisition.

3.	Impairment

During the first quarter of 2012, we recognized a $124.8 million impairment charge related to our tangible and intangible natural gas gathering assets in the Midcontinent Midstream segment located in the southern portion of the Fort Worth Basin of north Texas (the “North Texas Gathering System”). The gathering lines and customer contracts were written down to their fair value, which was determined using the income approach and discounting the estimated cash flows of the assets. This is a nonrecurring fair value measurement (see Footnote 4. Fair Value Measurements) that was triggered by continuing market declines of natural gas prices and lack of drilling in the area. The North Texas Gathering System represented a de minimis amount of our consolidated total revenues.

4.	Fair Value Measurements

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

Our financial instruments that are subject to fair value disclosure consist of cash and cash equivalents, accounts receivable, accounts payable, derivatives and long-term debt. At June 30, 2012, the carrying values of all of these financial instruments, except the long-term debt with fixed interest rates, approximated fair value. The fair value of floating-rate debt approximates the carrying amount because the interest rates paid are based on short-term maturities. The fair value of our fixed-rate long-term debt is estimated based on the published market prices for the same or similar issues (a Level 1 category fair value measurement). As of June 30, 2012, the fair value of our fixed-rate debt was $919.5 million.

Recurring Fair Value Measurements

The following table summarizes the assets and liabilities measured at fair value on a recurring basis and includes our derivative financial instruments by categories for the periods presented:

		Fair Value Measurements at June 30, 2012, Using
Description	Fair Value Measurements at June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liabilities - current	$(805)	$—	$(805)	$—
Commodity derivative assets - current	1,046	—	1,046	—
Commodity derivative liabilities - current	(1,635)	—	(1,635)	—

Total	$(1,394)	$—	$(1,394)	$—

		Fair Value Measurements at December 31, 2011, Using
Description	Fair Value Measurements at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liabilities - current	$(1,433)	$—	$(1,433)	$—
Commodity derivative liabilities - current	(10,609)	—	(10,609)	—

Total	$(12,042)	$—	$(12,042)	$—

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

Nonrecurring Fair Value Measurements

We completed the Chief Acquisition on May 17, 2012. See Note 2, “Acquisition,” for a description of this acquisition. In connection with our accounting for this acquisition, it was necessary for us to estimate the values of the assets acquired and liabilities assumed, which involved the use of various assumptions.

The following table summarizes the preliminary fair value estimates for nonfinancial assets and liabilities for the Chief Acquisition measured at fair value on a nonrecurring basis by category as of the acquisition date:

		Fair Value Measurements during 2012, Using
	Fair Value Measurements at Acquisition Date	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Property, plant and equipment	$362,448	$—	$—	$362,448
Intangible assets	$637,000	$—	$—	$637,000
Goodwill	$71,005	$—	$—	$71,005
Other long-term assets	$415	$—	$—	$415

There are three methods of estimating the value of assets that comprise a business: (i) the income approach, (ii) the cost approach and (iii) the market approach. The preliminary allocation of value to assets is discussed below.

Regarding the tangible assets, the cost approach was the primary method. Due to the fact that the assets were relatively new or had been recently constructed, the indirect method of the cost approach was viewed as the most accurate method for estimating the fair value of these tangible assets. Using the indirect method of the cost approach, the current reproduction cost of new asset was estimated by indexing the historical capitalized cost basis in the fixed asset records based on the asset type and historical acquisition date of each asset. These costs generally include the base cost of the asset and any additional costs considerations relating to placing the asset in service. Due to the fact that these tangible assets have been in use over varying periods of time, allowances were made for physical, functional and economic factors affecting utility and value as applicable.

The intangible assets were valued using the income approach with the application of the discounted cash flow method. The principle behind this method was that the value of an intangible asset is equal to the present value of the incremental cash flows attributable only to the subject intangible asset after deducting contributory asset charges. These incremental cash flows are then discounted to their present value.

As part of consideration of Chief Acquisition, we issued a new class of PVR limited partner interests to Chief E&D Holdings LP (the “Special Units”) with a preliminary fair value of $191.3 million. For the purpose of estimating the fair value of the Special Units, our unit price on the acquisition date was used and adjusted for the six quarters where we neither pay nor accrue distributions on these units. The value was further adjusted to reflect the lack of marketability. The Special Units automatically convert into common units on the first business day after the record date for distributions with respect to the quarter ending September 30, 2013.

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

5.	Derivative Instruments

Natural Gas Commodity Derivatives

We determine the fair values of our derivative agreements using third-party forward prices for the respective commodities as of the end of the reporting period and discount rates adjusted for the credit risk of our counterparties if the derivative is in an asset position and our own credit risk if the derivative is in a liability position. The following table sets forth our positions as of June 30, 2012 for commodities related to natural gas midstream revenues and cost of midstream gas purchased:

	Average Volume		Swap Price		Weighted Average Price		Fair Value at
	Per Day				Put	Call	June 30, 2012

NGL - natural gasoline collar	(gallons	)			(per gallon)
Third quarter 2012 through fourth quarter 2012	54,000				$1.75	$2.02	$582

Crude oil swap	(barrels	)	(per barrel	)
Third quarter 2012 through fourth quarter 2012	600		$88.62				270

Natural gas purchase swap	(MMBtu	)	(MMBtu	)
Third quarter 2012 through fourth quarter 2012	4,000		$5.195				(1,635)

Settlements to be paid in subsequent period							194

Interest Rate Swaps

We have entered into the Interest Rate Swaps to establish fixed interest rates on a portion of the outstanding borrowings under the Revolver. The following table sets forth the positions of the Interest Rate Swaps as of June 30, 2012:

	Notional Amounts	Swap Interest Rates (1)		Fair Value at
Term	(in millions)	Pay	Receive	June 30, 2012

July 2012 - December 2012	$100.0	2.09%	LIBOR	$(805)

(1)	References to LIBOR represent the 3-month rate.

We reported a (i) net derivative liability of $0.8 million at June 30, 2012 and (ii) gain in accumulated other comprehensive income (“AOCI”) of $0.4 million as of June 30, 2012 related to the Interest Rate Swaps. In connection with periodic settlements and related reclassification of other comprehensive income, we recognized $0.3 million of net hedging losses on the Interest Rate Swaps in the derivatives line on the Consolidated Statements of Operations during the six months ended June 30, 2012. See the following “Financial Statement Impact of Derivatives” section for the impact of the Interest Rate Swaps on our Consolidated Financial Statements.

Financial Statement Impact of Derivatives

The following table summarizes the effects of our derivative activities, as well as the location of gains (losses) on our Consolidated Statements of Operations for the periods presented:

	Location of gain (loss) on derivatives recognized	Three Months Ended June 30,		Six Months Ended June 30,
	in statement of operations	2012	2011	2012	2011
Derivatives not designated as hedging instruments:
Interest rate contracts	Derivatives	$173	$(516)	$151	$(898)
Commodity contracts	Derivatives	8,503	5,298	3,574	(14,081)

Total decrease in net income or increase in net loss resulting from derivatives		$8,676	$4,782	$3,725	$(14,979)

Realized and unrealized derivative impact:
Cash paid for commodity and interest rate contract settlements	Derivatives	$(3,605)	$(7,920)	$(7,246)	$(12,778)
Unrealized derivative losses	Derivatives	12,281	12,702	10,971	(2,201)

Total decrease in net income or increase in net loss resulting from derivatives		$8,676	$4,782	$3,725	$(14,979)

The following table summarizes the fair value of our derivative instruments, as well as the locations of these instruments on our Consolidated Balance Sheets for the periods presented:

	Balance Sheet Location	Fair Values as of June 30, 2012		Fair Values as of December 31, 2011
		Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives not designated as hedging instruments:
Interest rate contracts	Derivative assets/liabilities - current	$—	$805	$—	$1,433
Commodity contracts	Derivative assets/liabilities - current	1,046	1,635	—	10,609

Total derivatives not designated as hedging instruments		$1,046	$2,440	$—	$12,042

Total fair value of derivative instruments		$1,046	$2,440	$—	$12,042

As of June 30, 2012, we did not own derivative instruments that were classified as fair value hedges or trading securities. In addition, as of June 30, 2012, we did not own derivative instruments containing credit risk contingencies.

6.	Equity Investments

In accordance with the equity method of accounting, we recognized earnings from all equity investments in the aggregate of $2.3 million and $3.2 million for the six months ended June 30, 2012 and 2011, with a corresponding increase in the investment. The joint ventures generally pay quarterly distributions on their cash flow. We received distributions of $1.8 million and $5.0 million for the six months ended June 30, 2012 and 2011, with a corresponding decrease in the investment. Equity earnings related to our joint venture interests are recorded in other revenues on the Consolidated Statements of Operations. The equity investments for all joint ventures are included in the equity investments caption on the Consolidated Balance Sheets.

Financial statements from our investees are not sufficiently timely for us to apply the equity method currently. Therefore, we record our share of earnings or losses of an investee from the most recently available financial statements, which are usually on a one-month lag. This lag in reporting is consistent from period to period.

Summarized financial information of unconsolidated equity investments is as follows for the periods presented:

	May 31, 2012	November 30, 2011
Current assets	$34,999	$24,581
Noncurrent assets	$236,387	$217,518
Current liabilities	$14,807	$14,861
Noncurrent liabilities	$3,951	$2,571

	Six Months Ended May 31,
	2012	2011
Revenues	$27,624	$29,815
Expenses	$18,960	$16,933
Net income	$8,664	$12,882

7.	Long-term Debt

Revolver

On April 23, 2012, our wholly-owned subsidiary, PVR Finco LLC, entered into the second amendment to our amended and restated secured credit facility (the “Revolver”) to allow for certain modifications to facilitate the Chief Acquisition. The second amendment modified the restrictive covenants in the Revolver to permit us to incur certain indebtedness prior to the consummation of the Chief Acquisition for the purpose of funding a portion of the purchase price of Chief Gathering, and modified the mandatory prepayment covenant in the Revolver to allow the proceeds from indebtedness incurred or equity issued in connection with the Chief Acquisition to be used to fund a portion of the purchase price of Chief Gathering. Additionally, several modifications to the Revolver became effective upon the closing of the Chief Acquisition. The Maximum Leverage Ratio covenant was modified to allow us to maintain a ratio of Consolidated Total Indebtedness (as defined in the Revolver amendment), as measured at the end of each fiscal quarter, to Consolidated EBITDA (as defined in the Revolver amendment), calculated as of the end of each fiscal quarter for the four quarters then ended, of not more than (i) 6.50 to 1.00 commencing with the fiscal period ended June 30, 2012 through the fiscal period ended December 31, 2012 and (ii) 5.25 to 1.00 for the fiscal period ending March 31, 2013 and each fiscal period thereafter. The Maximum Secured Leverage Ratio covenant was replaced by a Maximum Senior Secured Leverage Ratio covenant that requires us to maintain a ratio of Consolidated Senior Secured Indebtedness (as defined in the Revolver amendment), as measured at the end of each fiscal quarter, to Consolidated EBITDA, calculated as of each fiscal quarter for the four quarters then ended, of not more than 4.00 to 1.00.

Further, on the effective date of the Chief Acquisition, the variable pricing contained in the Revolver was amended to create two new tiers of pricing that apply when our Leverage Ratio (as defined in the Revolver amendment) is greater than 5.00 to 1.00. The borrowings under the Revolver bear interest, at our option, at either a Base Rate (as defined in the Revolver amendment), plus an applicable margin, or a rate derived from the London Interbank Offered Rate (“LIBOR”) as adjusted for statutory reserve requirements, plus an applicable margin. In each case, upon the Acquisition Effective Date, May, 17, 2012, the applicable margin is determined by our Leverage Ratio and, in the case of Base Rate loans, will range from 0.75% to 2.50% and, in the case of LIBOR loans, from 1.75% to 3.50%. Commencing with the fiscal period ending March 31, 2013, the variable pricing reverts to the pricing in effect immediately prior to the effective date of the Chief Acquisition.

As of June 30, 2012, net of outstanding indebtedness of $432.0 million and letters of credit of $7.9 million, we had remaining borrowing capacity of $560.1 million on the Revolver. The weighted average interest rate on borrowings outstanding under the Revolver during the six months ended June 30, 2012 was approximately 3.1%. We do not have a public rating for the Revolver. As of June 30, 2012, we were in compliance with all covenants under the Revolver.

Bridge Loans

In April 2012, in connection with the proposed Chief Acquisition, we obtained a commitment from commercial banks for senior unsecured bridge loans in an aggregate amount up to $220 million (the “Bridge Loans”). The commitment was to expire upon the earliest to occur of the termination date as defined in the Chief purchase agreement, the consummation of the Chief Acquisition without the use of the Bridge Loans or August 9, 2012. In May 2012, we terminated the Bridge Loans upon issuance of the 8.375% Senior Notes.

Senior Notes

On May 17, 2012, we completed the issuance of $600 million of senior notes in a private placement. These notes were priced at 100% of the principal amount and bear interest at a rate of 8.375% per year, due June 1, 2020. They are fully and unconditionally guaranteed by our existing and future domestic restricted subsidiaries, subject to certain exceptions. Approximately $250 million of the proceeds from the senior notes offering was used in connection with the financing of the Chief Acquisition, and the remainder was used to pay down a portion of the outstanding borrowings under our Revolver.

8.	Partners’ Capital and Distributions

As of June 30, 2012, partners’ capital consisted of 88.1 million common units. We financed the Chief Acquisition through a combination of cash and equity issuance of 9.0 million additional common units, 10.3 million Special Units and 21.4 million Class B Units.

Common Units

We sold common units to institutional investors in a private placement in the amount of $177.8 million, net of offering costs.

Special Units

In connection with the closing of the Chief Acquisition, on May 17, 2012, we issued a new class of PVR limited partner interests to Chief E&D Holdings LP with a preliminary fair value of $191.3 million (the “Special Units”). The Special Units are substantially similar to our common units, except that the Special Units will neither pay nor accrue distributions for six consecutive quarters commencing after the closing of the Chief Acquisition. The Special Units will automatically convert into common units on a one-for-one basis on the first business day after the record date for distributions with respect to the quarter ending September 30, 2013. The Special Units are subject to early conversion by us or a holder of Special Units in connection with certain events, including a sale of all or substantially all of our assets to any third party or a transaction that results in any party, other than the holders of our common units immediately prior to such transaction, acquiring a majority of our common units or other securities of the surviving entity or any voting securities that are not subject to the voting limitations applicable to our common units under our limited partnership agreement or similar restrictions.

On August 14, 2012, the date on which we will pay distributions with respect to the quarter ended June 30, 2012, there will be 10,346,257 Special Units outstanding. Absent an early conversion event, the Special Units will not be entitled to accrue distributions until the quarter commencing on October 1, 2013. If the Special Units would have been entitled to accrue and receive the same per unit quarterly cash distributions to which the holders of our common units are entitled with respect to the quarter ended June 30, 2012, we would had paid an aggregate of $5.5 million in distributions to the holders of the Special Units.

Class B Units

In connection with the closing of the Chief Acquisition, on May 17, 2012, we issued a new class of PVR limited partner interests to Riverstone V PVR Holdings, L.P. and Riverstone Global Energy and Power Fund V (FT), L.P. for $400.0 million (the “Class B Units”). The Class B Units will share equally with our common units with respect to the payment of distributions but, until they convert into common units, such distribution (the “Class B Distribution Amount”) will be paid in additional Class B Units unless we elect to pay the distributions on the Class B Units in cash (the “Class B Unit Distribution”).

The number of additional Class B Units to be issued in connection with a distribution with respect to the Class B Units shall be the quotient of (A) the Class B Distribution Amount divided by (B) the volume-weighted average trading price per unit, as adjusted for splits, combinations and other similar transactions, of our common units, calculated over the consecutive 30-trading day period ending on the close of trading on the trading day immediately prior to such date, calculated as of the date the Class B Unit Distribution is declared; provided that instead of issuing any fractional Class B Units, we will round the number of Class B Units issued down to the next lower whole Class B Unit and pay cash in lieu of such fractional units, or at our option, we may round the number of Class B Units issued up to the next higher whole Class B Unit. In the event of a liquidation, unit exchange, merger, consolidation or similar event, each Class B Unit (prior to its eligibility for conversion as described below) will be entitled to receive the greater of (1) the amount of cash or property distributed in respect of each common unit and (2) an amount of cash or property having a value equal to $18.91 per unit (the “Class B Unit Price”).

The Class B Units may be converted into Common Units on a one-for-one basis at the option of the holder in the following amounts and subject to the following conditions: (1) 50% of the outstanding Class B Units may be converted after January 1, 2014, provided that the volume-weighted average price of our common units for the 30 trading days (the “30-day VWAP”) preceding any date during the quarter ending December 31, 2013 exceeds $30 per common unit; (2) 50% of the outstanding Class B Units may be converted after April 1, 2014, provided that the 30-day VWAP exceeds $30 per common unit on any day during the quarter ending March 31, 2014; and (3) amounts of Class B Units having a minimum value of $50.0 million calculated using the 30-day VWAP preceding the date of calculation at any time on or after July 1, 2014. In addition, we may elect to convert all (but not less than all) outstanding Class B Units into common units on a one-for-one basis at any time on or after July 1, 2014. The number of Class B Units is subject to adjustment for issuances below the Class B Unit Price prior to conversion on a weighted average basis, unit splits and unit combinations.

On August 14, 2012, the date on which we will pay distributions with respect to the quarter ended June 30, 2012, there will be 21,378,942 Class B Units outstanding. We will pay distributions to the holders of the Class B Units with respect to the quarter ended June 30, 2012 by issuing an aggregate of 461,072 additional Class B Units. If we were to pay distributions to the holders of the Class B Units in cash, rather than in additional Class B Units, at the same per unit quarterly cash distributions to which the holders of our common units are entitled with respect to the quarter ended June 30, 2012, the amount of cash distributions that would be attributable to the Class B Units would be an aggregate of $11.3 million.

Beneficial Conversion Feature

Special Units and Class B Units were issued at prices below the market price of the common units into which they are convertible. The aggregate discount of $138.1 million represents a beneficial conversion feature which is considered a non-cash distribution that will be distributed ratably using the effective yield method over the period the Special Units and Class B Units are outstanding. The effect of this non-cash distribution is an increase in Special unitholders’ capital and Class B unitholders’ capital and a decrease in common unitholders’ capital. The impact of the beneficial conversion feature is included as distributed income to Class B Units and Special Units with a corresponding reduction in net income allocable to common units in the calculation of net income (loss) per common unit for the three and six months ended June 30, 2012.

Net Income (Loss) per Common Unit

The following table reconciles net income (loss) and weighted average common units used in computing basic and diluted net income (loss) per common unit (in thousands, except per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income (loss)	$7,809	$35,658	$(102,535)	$43,169
Noncontrolling interest net loss	—	—	—	664

Net income (loss) attributable to Penn Virginia Resource Partners, L.P.	$7,809	$35,658	$(102,535)	$43,833
Less:
Distributions to participating securities	(5,747)	(114)	(5,822)	(190)
Recognition of beneficial conversion feature	(11,355)	—	(11,355)	—
Participating securities’ allocable share of undistributed net loss (income)	3,090	(115)	6,245	(145)

Net income (loss) allocable to common units, basic	$(6,203)	$35,429	$(113,467)	$43,498

Participating securities’ allocable share of undistributed net income (loss)	—	115	—	145
Reallocation of participating securites’ share of undistributed net income (loss)	—	(115)	—	(145)

Net income (loss) allocable to common units, diluted	$(6,203)	$35,429	$(113,467)	$43,498

Weighted average number of common units outstanding, basic and diluted	83,786	71,176	81,543	58,864

Net income (loss) per common unit, basic and diluted	$(0.07)	$0.50	$(1.39)	$0.74

Basic net income (loss) per common unit is computed by dividing net income (loss) allocable to common units by the weighted average number of common units outstanding and vested deferred common units outstanding during the period. Diluted net income (loss) per common unit is computed by dividing net income (loss) allocable to common units by the weighted average number of common units outstanding and vested deferred common units outstanding during the period and, when dilutive, Class B Units, Special Units, and phantom units. The following table presents the weighted average number of each class of participating securities that were excluded from the diluted net income (loss) per common unit calculation because the inclusion of these units would have had an antidilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Special units	5,116	—	2,558	—
Class B units	10,572	—	5,286	—
Phantom units	47	88	40	89

	15,735	88	7,884	89

Cash Distributions

We distribute 100% of Available Cash (as defined in our partnership agreement) within 45 days after the end of each quarter to common unitholders of record. Available Cash is generally defined as all of our cash and cash equivalents on hand at the end of each quarter less reserves established by our general partner for future requirements. Our general partner has the discretion to establish cash reserves that are necessary or appropriate to (i) provide for the proper conduct of our business, (ii) comply with applicable law, any of our debt instruments or any other agreements and (iii) provide funds for distributions to unitholders for any one or more of the next four quarters. During the three and six months ended June 30, 2011, we paid cash distributions of $34.2 million and $64.8 million. During the three and six months ended June 30, 2012, we paid cash distributions of $41.3 million and $81.7 million.

On August 14, 2012, we will pay a $0.53 per unit quarterly distribution to common unitholders of record on August 6, 2012.

9.	Unit-Based Compensation

The Penn Virginia Resource GP, LLC Sixth Amended and Restated Long-Term Incentive Plan (the “LTIP”) permits the grant of common units, deferred common units, unit options, restricted units and phantom units to employees and directors of our general partner and its affiliates. Common units and deferred common units granted under the LTIP are immediately vested, and we recognize compensation expenses related to those grants on the grant date. Restricted units and the time-based and performance-based phantom units granted under the LTIP generally vest over a three-year period, and we recognize compensation expense related to those grants on a straight-line basis over the vesting period. Compensation expense related to these grants is recorded in the general and administrative expenses caption on our Consolidated Statements of Operations. During the six months ended June 30, 2012, we granted 237 thousand phantom units at a weighted average grant-date fair value of $24.13 per unit, consisting of 124 thousand time-based phantom units and 113 thousand performance-based units.

Time-based phantom units vest over a three-year period, with one-third vesting in each year. Some of the time-based phantom units vested during the six months ended June 30, 2012. A portion of the vested units were withheld for payroll taxes with the recipient receiving the net vested units. The fair value of time-based phantom units is calculated based on the grant-date unit price.

Performance-based phantom units cliff-vest at the end of a three year period. The number of units that vest could range from 0% to 200% and depends on the outcome of unit market performance compared to peers and key results of operations metrics. Performance-based phantom units are entitled to forfeitable distribution equivalent rights which accumulate over the term of the units and will be paid in cash to the grantees at the date of vesting. The fair value of each performance-based phantom unit granted during 2012 was estimated on the date of grant as $23.34 using a Monte Carlo simulation approach that uses the assumptions noted in the following table. Expected volatilities are based on historical changes in the market value of our common units. We base the risk-free interest rate on the U.S. Treasury rate for the week of the grant having a term equal to the expected life of the phantom units, continuously compounded:

2012
Expected volatility	34.03%
Expected life	2.9 years
Risk-free interest rate	0.40%

In connection with the normal three-year vesting of phantom units, as well as common unit and deferred common unit awards, we recognized the following expense during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Phantom units	$1,369	$830	3,257	1,360
Director deferred and common units	150	188	300	479

	$1,519	$1,018	$3,557	$1,839

10.	Commitments and Contingencies

Legal

We are involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, our management believes that these claims will not have a material adverse effect on our financial position or results of operations.

Environmental Compliance

As of June 30, 2012 and December 31, 2011, our environmental liabilities were $0.7 million and $0.8 million, which represent our best estimate of the liabilities as of those dates related to our Coal and Natural Resource Management, Eastern Midstream and Midcontinent Midstream businesses. We have reclamation bonding requirements with respect to certain unleased and inactive properties. Given the uncertainty of when a reclamation area will meet regulatory standards, a change in this estimate could occur in the future.

Mine Health and Safety Laws

There are numerous mine health and safety laws and regulations applicable to the coal mining industry. However, since we do not operate any mines and do not employ any coal miners, we are not subject to such laws and regulations. Accordingly, we have not accrued any related liabilities.

Customer Credit Risk

For the six months ended June 30, 2012, 56% of our Midcontinent Midstream segment’s revenues and 43% of our total consolidated revenues were from four of our natural gas midstream customers, Conoco Phillips Company, Oneok Hydrocarbon L.P., Targa Liquids Marketing and Trade and Williams NGL Marketing LLC.

11.	Segment Information

Our reportable segments are as follows:

•

Eastern Midstream — Our Eastern Midstream segment is engaged in providing natural gas gathering, transportation and other related services in Pennsylvania and West Virginia. In addition, we own member interests in a joint venture that transports fresh water to natural gas producers.

•

Midcontinent Midstream — Our Midcontinent Midstream segment is engaged in providing natural gas processing, gathering, and other related services. In addition, we own member interests in joint ventures that gather and transport natural gas. These processing and gathering systems are located primarily in Oklahoma and Texas.

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

	Eastern Midstream	Midcontinent Midstream	Coal and Natural Resource Management	Consolidated
For the three months ended June 30, 2012
Revenues	$21,124	$167,949	$33,839	$222,912
Cost of midstream gas purchased	—	140,833	—	140,833
Operating costs and expenses	3,465	14,432	7,142	25,039
Acquisition related costs	14,049	—	—	14,049
Depreciation, depletion & amortization	8,394	11,700	8,362	28,456

Operating income	$(4,784)	$984	$18,335	$14,535

Interest expense				(15,511)
Derivatives				8,676
Other				109

Net income				$7,809

Additions to property and equipment	$917,713	$31,936	$719	$950,368

For the three months ended June 30, 2011
Revenues	$5,835	$252,942	$51,545	$310,322
Cost of midstream gas purchased	—	219,278	—	219,278
Operating costs and expenses	662	16,272	9,283	26,217
Depreciation, depletion & amortization	811	11,753	9,086	21,650

Operating income	$4,362	$5,639	$33,176	$43,177

Interest expense				(12,428)
Derivatives				4,782
Other				127

Net income				$35,658

Additions to property and equipment	$19,115	$29,946	$15,108	$64,169

For the six months ended June 30, 2012
Revenues	$32,597	$363,531	$73,201	$469,329
Cost of midstream gas purchased	—	306,297	—	306,297
Operating costs and expenses	4,977	32,227	15,782	52,986
Acquisition related costs	14,049	—	—	14,049
Impairments	—	124,845	—	124,845
Depreciation, depletion & amortization	10,455	25,307	16,547	52,309

Operating income	$3,116	$(125,145)	$40,872	$(81,157)

Interest expense				(25,328)
Derivatives				3,725
Other				225

Net income				$(102,535)

Additions to property and equipment	$948,997	$75,975	$965	$1,025,937

For the six months ended June 30, 2011
Revenues	$8,855	$458,021	$96,973	$563,849
Cost of midstream gas purchased	—	389,533	—	389,533
Operating costs and expenses	898	31,449	17,913	50,260
Depreciation, depletion & amortization	1,164	23,324	18,406	42,894

Operating income	$6,793	$13,715	$60,654	$81,162

Interest expense				(23,278)
Derivatives				(14,979)
Other				264

Net income				$43,169

Additions to property and equipment	$43,027	$43,101	$110,708	$196,836

	Total assets at
	June 30, 2012	December 31, 2011
Eastern Midstream	$1,355,190	$174,442
Midcontinent Midstream	638,349	736,354
Coal and Natural Resource Management	688,037	683,196

Totals	$2,681,576	$1,593,992

12.	Subsequent Event

On July 3, 2012, we completed the sale of our Crossroads natural gas gathering system and processing plant (the “Crossroads Sale”) for cash proceeds of $63 million. The Crossroads system, located in the southeastern portion of Harrison County in east Texas, includes approximately eight miles of gas gathering pipeline, an 80 MMcfd cryogenic processing plant, approximately 20 miles of NGL pipeline, and a 50% ownership in an approximately 11-mile gas pipeline. At June 30, 2012, all assets and liabilities related to the Crossroads system were classified on the consolidated balance sheet at assets held for sale and liabilities related to assets held for sale.

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

•	operating risks, including unanticipated geological problems, incidental to our Coal and Natural Resource Management or Eastern Midstream and Midcontinent Midstream businesses;

•	our ability to acquire new coal reserves or natural gas midstream assets and new sources of natural gas supply and connections to third-party pipelines on satisfactory terms;

•

our ability to successfully complete the construction and development of Chief Gathering LLC’s midstream systems, integrate the business of Chief Gathering LLC with ours and realize the anticipated benefits from the acquisition of Chief Gathering LLC;

•	our ability to retain existing or acquire new natural gas midstream customers and coal lessees;

•	the ability of our lessees to produce sufficient quantities of coal on an economic basis from our reserves and obtain favorable contracts for such production;

•	the occurrence of unusual weather or operating conditions including force majeure events;

•

delays in anticipated start-up dates of our lessees’ mining operations and related coal infrastructure projects and new processing plants in our Eastern Midstream and Midcontinent Midstream businesses;

•	environmental risks affecting the mining of coal reserves or the production, gathering and processing of natural gas;

•	the timing of receipt of necessary governmental permits by us or our lessees;

•	hedging results;

•	accidents;

•

changes in governmental regulation or enforcement practices, especially with respect to environmental, health and safety matters, including with respect to emissions levels applicable to coal-burning power generators and permissible levels of mining runoff;

•	uncertainties relating to the outcome of current and future litigation regarding mine permitting and the effects of regulatory guidance on permitting under the Clean Water Act;

•	risks and uncertainties relating to general domestic and international economic (including inflation, interest rates and financial and credit markets) and political conditions;

•	other risks set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Prior to the quarter ended June 30, 2012, our operations were reported as two segments (Natural Gas Midstream and Coal and Natural Resource Management). In connection with our recent acquisition described below we now manage our business in three operating segments: (i) Eastern Midstream, (ii) Midcontinent Midstream and (iii) Coal and Natural Resource Management. Our chief operating decision maker now reviews discrete financial information for each of these segments to evaluate performance and allocate resources. We will continue to refine our segment reporting to reflect ongoing changes in the way we manage our business. Descriptions of our three primary business segments are as follows:

•

Eastern Midstream — Our Eastern Midstream segment is engaged in providing natural gas gathering, transportation and other related services in Pennsylvania and West Virginia. In addition, we own member interests in a joint venture that transports fresh water to natural gas producers.

•

Midcontinent Midstream — Our Midcontinent Midstream segment is engaged in providing natural gas processing, gathering and other related services. In addition, we own member interests in joint ventures that gather and transport natural gas. These processing and gathering systems are located primarily in Oklahoma and Texas.

•

Coal and Natural Resource Management — Our Coal and Natural Resource Management segment primarily involves the management and leasing of coal properties and the subsequent collection of royalties. We also earn revenues from other land management activities, such as selling standing timber, leasing coal-related infrastructure facilities and collecting oil and gas royalties.

Key Developments

During the first half of 2012, the following general business developments and corporate actions had an impact, or will have an impact, on our results of operations. A discussion of these key developments follows:

Chief Acquisition

On May 17, 2012, we purchased the membership interests of Chief Gathering (“Chief Gathering”) from Chief E&D Holdings LP, for a purchase price of approximately $1.0 billion (“Chief Acquisition”), payable in a combination of $850.0 million in cash and preliminary fair value of $191.3 million in a new class of limited partner interests in us (“Special Units”). The Special Units are substantially similar to our common units except that we will neither pay nor accrue distributions on the Special Units for six consecutive quarters following their issuance. The Special Units automatically convert to common units on the first business day after the record date for distributions with respect to the quarter ending September 30, 2013.

Chief Gathering owned and operated six natural gas gathering systems serving over 300,000 dedicated acres in the Marcellus Shale, located in the north central Pennsylvania counties of Lycoming, Bradford, Susquehanna, Sullivan, Wyoming and Greene and in Preston County, West Virginia. This transaction resulted in a major expansion of our pipeline systems in our Eastern Midstream segment.

We financed the cash portion of the purchase price for the Chief Acquisition through a combination of equity and debt. In May 2012, we received (i) $400 million in cash related to the sale of Class B Units to Riverstone V PVR Holdings, L.P. and Riverstone Global Energy and Power Fund V (FT), L.P., representing a new class of limited partner interests in us, and (ii) $180 million in cash related to the sale of common units to institutional investors in a private placement. We used the proceeds from the sale of the Class B Units and the common units to fund a portion of the cash purchase price for the Chief Acquisition. The remainder of the purchase price was funded by a portion of the $600 million of senior notes issued in a private placement in May 2012.

Eastern Midstream

The Chief Acquisition complements our existing gathering system infrastructure in Pennsylvania. Excluding the Chief Acquisition, we spent approximately $198.9 million in the first half of 2012 constructing gathering systems, trunklines and compressor stations. As a result, our average system volumes increased from 211 MMcfd in the first quarter of 2012 to 344 MMcfd in the second quarter of 2012. Ongoing construction activities in our Eastern Midstream segment are concentrated on the development of our Wyoming pipeline, which we currently expect to complete in September 2012, and construction of Phase III of our Lycoming system. We expect significant development activities to continue through 2013.

In September 2011, we entered into a joint venture to construct and operate a pipeline system to supply fresh water to natural gas producers drilling in the Marcellus Shale region. The 12 inch water pipeline will largely parallel the trunk line of our existing gathering system in Lycoming County. The initial 12 mile section of the water line became operational in March 2012 and further construction is progressing in conjunction with Phase III of our Lycoming system.

Midcontinent Midstream

In July 2012, we completed the sale of our Crossroads natural gas gathering system and processing plant in east Texas for approximately $63.0 million. It included approximately eight miles of a gas gathering pipeline, an 80 MMcfd processing plant, approximately 20 miles of NGL pipeline and a 50% ownership in an approximately 11 mile residue gas pipeline.

Our Panhandle system volumes continue to increase as development in the Granite Wash region continues at a strong pace. With the completion of the first expansion at our Antelope Hills facility, we are now able to process all of the volumes gathered on our Panhandle system. We recently completed an additional 60 MMcfd expansion and we anticipate being able to process all of our Panhandle system supply without any processing capacity constraints through the remainder of 2012.

During the six months ended June 30, 2012, we recognized a $124.8 million impairment charge related to our tangible and intangible natural gas gathering assets in the Midcontinent Midstream segment located in the southern portion of the Fort Worth Basin of north Texas (the “North Texas Gathering System”). The impairment was triggered by continuing market declines of natural gas prices and lack of drilling in the area. The North Texas Gathering System represented less than 1% of our consolidated total revenues for the three months ended March 31, 2012 and 2011.

2012 Commodity Prices

Revenues, profitability and the future rate of growth of our Midcontinent Midstream segment is highly dependent on market demand and prevailing NGL and natural gas prices. NGL and natural gas prices have been subject to significant volatility in recent years in response to changes in the supply and demand for NGL products and natural gas. We continually monitor commodity prices and when it appears opportunistic, we may choose to use derivative financial instruments to hedge NGLs sold and natural gas purchased. Our derivative financial instruments include costless collars and swaps. We currently have three commodity derivatives, all of which expire at the end of 2012.

Results of Operations

Consolidated Review

The following table presents summary consolidated results for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$222,912	$310,322	$469,329	$563,849
Expenses	(208,377)	(267,145)	(550,486)	(482,687)

Operating income (loss)	14,535	43,177	(81,157)	81,162
Other income (expense)	(6,726)	(7,519)	(21,378)	(37,993)

Net income (loss)	7,809	35,658	(102,535)	43,169
Noncontrolling interest	—	—	—	664

Net Income (loss) attributable to Penn Virginia Resource Partners, L.P.	$7,809	$35,658	$(102,535)	$43,833

Eastern Midstream Segment

Three Months Ended June 30, 2012 Compared with Three Months Ended June 30, 2011

The following table sets forth a summary of certain financial and other data for our Eastern Midstream segment and the percentage change for the periods presented:

	Three Months Ended June 30,		Favorable	% Change Favorable
	2012	2011	(Unfavorable)	(Unfavorable)
Financial Highlights
Revenues
Gathering and transportation fees	$19,640	$5,835	$13,805	237%
Other	1,484	—	1,484	N/A

Total revenues	21,124	5,835	15,289	262%

Expenses
Operating	1,189	27	(1,162)	(4304%)
General and administrative	2,276	635	(1,641)	(258%)
Acquisition related costs	14,049	—	(14,049)	N/A
Depreciation and amortization	8,394	811	(7,583)	(935%)

Total operating expenses	25,908	1,473	(24,435)	(1659%)

Operating income (loss)	$(4,784)	$4,362	$(9,146)	(210%)

Operating Statistics
Daily throughput volumes (MMcfd)	344	38	306	807%

Revenues

As previously disclosed, the Chief Acquisition was closed on May 17, 2012 for a purchase price of approximately $1.0 billion. Chief Gathering owned and operated six natural gas gathering systems serving over 300,000 dedicated acres in the Marcellus Shale, located in the north central Pennsylvania counties of Lycoming, Bradford, Susquehanna, Sullivan, Wyoming and Greene and in Preston County, West Virginia. This transaction resulted in a major expansion of our pipeline systems in our Eastern Midstream segment.

We continue to develop other areas of the Marcellus Shale in Pennsylvania as well as expand the gathering and pipeline systems acquired from Chief Gathering. We recently began construction of the Phase III extension of our Lycoming system which will expand our existing footprint in that area. As a result of our expansion activities and the Chief Acquisition, we are reporting the results of the operations as our new Eastern Midstream segment which was previously combined with our Midcontinent Midstream reporting segment. Historical results from the Eastern Midstream segment have been reclassified from the Midcontinent Midstream segment for comparative purposes.

Gathering and transportation fees have increased due to the significant increase in volumes. The development and completion of our expansion projects within the past year have added significant volumes to the system. In addition, the volumes and related fees from the Chief Acquisition contributed to the increase.

Other revenue primarily represented operations from our investment in a joint venture. In September 2011, we entered into a joint venture to construct and operate a pipeline system to supply fresh water to natural gas producers drilling in the Marcellus Shale region. The initial 12 mile section of the water line became operational in March 2012 and water line expansion continues in conjunction with construction of Phase III of our Lycoming system. In addition, we receive a fee for managing certain projects of the joint venture and an accounting services fee. The fees recognized in revenues were after intercompany eliminations.

Expenses

Operating expenses increased due to prior and current years’ expansion projects and the Chief Acquisition. The related costs of these facilities included increased field salaries, contract services and property taxes.

General and administrative expenses increased due to the addition of management and operational personnel in our Williamsport, Pennsylvania office, increased equity compensation and corporate overhead.

Acquisition costs increased due to the one-time expenses of the Chief Acquisition, which included investment banking, legal and due diligence fees and expenses.

Depreciation and amortization expenses increased primarily due to acquisitions and capital expansions.

Eastern Midstream Segment

Six Months Ended June 30, 2012 Compared with Six Months Ended June 30, 2011

The following table sets forth a summary of certain financial and other data for our Eastern Midstream segment and the percentage change for the periods presented:

	Six Months Ended June 30,		Favorable	% Change Favorable
	2012	2011	(Unfavorable)	(Unfavorable)
Financial Highlights
Revenues
Gathering and transportation fees	$30,951	$8,855	$22,096	250%
Other	1,646	—	1,646	N/A

Total revenues	32,597	8,855	23,742	268%

Expenses
Operating	2,087	263	(1,824)	(694%)
General and administrative	2,890	635	(2,255)	(355%)
Acquisition related costs	14,049	—	(14,049)	N/A
Depreciation and amortization	10,455	1,164	(9,291)	(798%)

Total operating expenses	29,481	2,062	(27,419)	(1330%)

Operating income (loss)	$3,116	$6,793	$(3,677)	(54%)

Operating Statistics
Daily throughput volumes (MMcfd)	277	38	239	629%

Revenues

Gathering and transportation fees have increased due to the significant increase in volumes. The development and completion of our expansion projects within the past year have added significant volumes to the system. In addition, the volumes and related fees from the Chief Acquisition contributed to the increase.

Other revenue primarily represented operations from our investment in a joint venture. In September 2011, we entered into a joint venture to construct and operate a pipeline system to supply fresh water to natural gas producers drilling in the Marcellus Shale region. The initial 12 mile section of the water line became operational in March 2012 and water line expansion in conjunction with construction of Phase III of our Lycoming system. In addition, we receive a fee for managing certain projects of the joint venture and an accounting services fee. The fees recognized in revenues were after intercompany eliminations.

Expenses

Operating expenses increased due to prior and current years’ expansion projects and the Chief Acquisition. The related costs of these facilities included increased field salaries, contract services and property taxes.

General and administrative expenses increased due to the addition of management and operational personnel in our Williamsport, Pennsylvania office, increased equity compensation and corporate overhead.

Acquisition costs increased due to the one-time expenses of the Chief Acquisition, which included investment banking, legal and due diligence fees and expenses.

Depreciation and amortization expenses increased primarily due to acquisitions and capital expansions.

Midcontinent Midstream Segment

Three Months Ended June 30, 2012 Compared with Three Months Ended June 30, 2011

The following table sets forth a summary of certain financial and other data for our Midcontinent Midstream segment and the percentage change for the periods presented:

	Three Months Ended June 30,		Favorable	% Change
	2012	2011	(Unfavorable)	(Unfavorable)
Financial Highlights
Revenues
Natural gas	$63,127	$112,229	$(49,102)	(44%)
Natural gas liquids	102,130	136,048	(33,918)	(25%)
Gathering and transportation fees	1,764	2,795	(1,031)	(37%)
Other	928	1,870	(942)	(50%)

Total revenues	167,949	252,942	(84,993)	(34%)

Expenses
Cost of gas purchased	140,833	219,278	78,445	36%
Operating	9,251	10,366	1,115	11%
General and administrative	5,181	5,906	725	12%
Depreciation and amortization	11,700	11,753	53	0%

Total operating expenses	166,965	247,303	80,338	32%

Operating income (loss)	$984	$5,639	$(4,655)	(83%)

Operating Statistics
Daily throughput volumes (MMcfd)	453	422	31	7%

Revenues

Revenues primarily included residue gas sold from processing plants after NGLs were removed, NGLs sold after being removed from system throughput volumes received, gathering and transportation fees.

Natural gas revenues decreased primarily due to prices. The average natural gas spot price decreased 48%, from $4.31 in the second quarter of 2011 compared to $2.22 in the comparable period of 2012. The decrease in natural gas revenues was partially offset by an increase in volumes.

NGL and condensate revenues decreased primarily due to the prices received. Our average realized price received for a hypothetical NGL barrel in the second quarter of 2012 was $29.49 compared to $49.66 for the comparable period of 2011. NGL and condensate prices can fluctuate significantly based on market conditions in certain areas. In order to obtain favorable pricing, we sell our NGLs and condensate to several customers in multiple markets.

Other revenues include earnings from a natural gas gathering joint venture in Wyoming and marketing fees we earn from selling natural gas. The decrease in other revenues was primarily due to the loss of a significant marketing contract in the last half of 2011 and lower earnings from our joint venture, which had decreased volumes.

Expenses

Cost of gas purchased consisted of amounts payable to third-party producers for natural gas purchased under percentage-of-proceeds and gas purchase/keep-whole contracts. The amounts we pay producers fluctuate each period due to the volumes related to each type of processing contract. Recently, we have entered into more fee based contracts to reduce our commodity exposure. The average natural gas spot price decreased $2.09, or 48%, from $4.31 in the second quarter of 2011 compared to $2.22 in the comparable period of 2012. The decrease was partially offset by an increase in volumes.

Operating expenses decreased primarily due to a reduction in facility repairs and fewer chemicals and lubricants used in the second quarter of 2012.

General and administrative expenses decreased primarily due to a reduction in the allocation of corporate overhead. We added the Eastern Midstream segment in the second quarter of 2012 due to the Chief Acquisition and our expansion activities in Pennsylvania. As a result of the expansion, the new segment assumed a greater portion of the corporate overhead allocation.

Midcontinent Midstream Segment

Six Months Ended June 30, 2012 Compared with Six Months Ended June 30, 2011

The following table sets forth a summary of certain financial and other data for our Midcontinent Midstream segment and the percentage change for the periods presented:

	Six Months Ended June 30,		Favorable	% Change Favorable
	2012	2011	(Unfavorable)	(Unfavorable)
Financial Highlights
Revenues
Natural gas	$137,754	$204,207	$(66,453)	(33%)
Natural gas liquids	219,924	244,890	(24,966)	(10%)
Gathering and transportation fees	4,308	5,236	(928)	(18%)
Other	1,545	3,688	(2,143)	(58%)

Total revenues	363,531	458,021	(94,490)	(21%)

Expenses
Cost of gas purchased	306,297	389,533	83,236	21%
Operating	20,478	19,519	(959)	(5%)
General and administrative	11,749	11,930	181	2%
Impairments	124,845	—	(124,845)	(100%)
Depreciation and amortization	25,307	23,324	(1,983)	(9%)

Total operating expenses	488,676	444,306	(44,370)	(10%)

Operating income (loss)	$(125,145)	$13,715	$(138,860)	(1012%)

Operating Statistics
Daily throughput volumes (MMcfd)	448	402	46	11%

Revenues

Revenues primarily included residue gas sold from processing plants after NGLs were removed, NGLs sold after being removed from system throughput volumes received, gathering and transportation fees.

Natural gas revenues decreased primarily due to prices. The average natural gas spot price decreased 41%, from $4.22 in the first half of 2011 to $2.48 in the comparable period of 2012. The decrease in natural gas revenues was partially offset by an increase in volumes.

NGL and condensate revenues decreased primarily due to the prices received. Our average realized price received for a hypothetical NGL barrel in the first half of 2012 was $35.69 compared to $49.02 for the comparable period of 2011. NGL and condensate prices have significant fluctuations based on market conditions in certain areas. The decrease was partially offset due to an increase in volumes.

Other revenues include earnings from a natural gas gathering joint venture in Wyoming and marketing fees we earn from selling natural gas. The decrease in other revenues was primarily due to the loss of a significant marketing contract in the last half of 2011 and lower earnings from our joint venture, which had decreased volumes.

Expenses

Cost of gas purchased consisted of amounts payable to third-party producers for natural gas purchased under percentage-of-proceeds and gas purchase/keep-whole contracts. The amounts we pay producers fluctuate each period due to the volumes related to each type of processing contract. Recently, we have entered into more fee based contracts to reduce our commodity exposure. The average natural gas spot price decreased $1.74, or 41%, from $4.22 in the first half of 2011 to $2.48 in the comparable period of 2012. The decrease was partially offset by an increase in volumes.

Operating expenses slightly increased due to an increase in chemical and treating expenses in the first half of 2012 and higher wages, which was the result of a new plant completed in the first quarter of 2012.

General and administrative expenses decreased primarily due to a reduction in the allocation of corporate overhead. We added the Eastern Midstream segment in the second quarter of 2012 due to the Chief Acquisition and our expansion activities in Pennsylvania. As a result of the expansion, the new segment assumed a greater portion of the corporate overhead allocation.

As previously disclosed, an impairment charge against the book value of the North Texas Gathering System assets was recognized during the first quarter of 2012. The non-cash charge of $124.8 million was triggered by continuing declines in natural gas prices and lack of drilling in the southern portion of the Fort Worth Basin served by the system.

Depreciation and amortization expense increased primarily due to a new plant completed in the first quarter of 2012 on our Panhandle system.

Coal and Natural Resource Management Segment

Three Months Ended June 30, 2012 Compared with Three Months Ended June 30, 2011

The following table sets forth a summary of certain financial and other data for our Coal and Natural Resource Management segment and the percentage change for the periods presented:

	Three Months Ended June 30,		Favorable	% Change Favorable
	2012	2011	(Unfavorable)	(Unfavorable)
Financial Highlights
Revenues
Coal royalties	$29,231	$44,578	$(15,347)	(34%)
Other	4,608	6,967	(2,359)	(34%)

Total revenues	33,839	51,545	(17,706)	(34%)

Expenses
Operating	3,600	3,849	249	6%
General and administrative	3,542	5,434	1,892	35%
Depreciation, depletion and amortization	8,362	9,086	724	8%

Total expenses	15,504	18,369	2,865	16%

Operating income	$18,335	$33,176	$(14,841)	(45%)

Other data

Coal royalty tons	7,776	10,125	(2,349)	(23%)

Average coal royalties per ton	$3.76	$4.40	$(0.64)	(15%)

Revenues

Coal royalties, which accounted for 86% of the Coal and Natural Resource Management segment revenues for both the three months ended June 30, 2012 and 2011, were lower in 2012 as compared to 2011, reflecting the reduced demand for coal from our lessees’ customers due to the mild winter and lower natural gas prices.

Coal royalties per ton decreased in all regions, except for the San Juan Basin. Customers cannot utilize all of the coal they have purchased causing low demand, lack of production and a reduction of prices.

Consistent with the decrease in coal production, coal services revenues also decreased. Oil and gas royalties are lower due to lower natural gas prices. Other revenues are lower due to the indirect effects of lower coal demand, such as equity earnings from coal handling services and management fees.

Expenses

Operating and general and administrative expenses decreased due to lower employee related costs and operating costs consistent with the decreased activity on leased properties. Additionally, general and administrative expenses decreased due to a reduction in the allocation of corporate overhead. We added the Eastern Midstream segment in the second quarter of 2012 due to the Chief Acquisition and our expansion activities in Pennsylvania. As a result of the expansion, the new segment assumed a greater portion of the corporate overhead allocation.

DD&A expenses decreased for the comparative periods primarily due to the decrease in coal production and the related depletion expense.

Coal and Natural Resource Management Segment

Six Months Ended June 30, 2012 Compared with Six Months Ended June 30, 2011

The following table sets forth a summary of certain financial and other data for our Coal and Natural Resource Management segment and the percentage change for the periods presented:

	Six Months Ended June 30,		Favorable	% Change Favorable
	2012	2011	(Unfavorable)	(Unfavorable)
Financial Highlights
Revenues
Coal royalties	$62,390	$83,569	$(21,179)	(25%)
Other	10,811	13,404	(2,593)	(19%)

Total revenues	73,201	96,973	(23,772)	(25%)

Expenses
Operating	7,378	7,533	155	2%
General and administrative	8,404	10,380	1,976	19%
Depreciation, depletion and amortization	16,547	18,406	1,859	10%

Total expenses	32,329	36,319	3,990	11%

Operating income	$40,872	$60,654	$(19,782)	(33%)

Other data

Coal royalty tons	15,881	20,022	(4,141)	(21%)

Average coal royalties per ton	$3.93	$4.17	$(0.24)	(6%)

Revenues

Coal royalties, which accounted for 85% of the Coal and Natural Resource Management segment revenues for the six months ended June 30, 2012 and 86% for the same period in 2011, were lower in 2012 as compared to 2011, reflecting the reduced demand for coal from our lessees’ customers due to the mild winter and lower natural gas prices.

Coal royalties per ton decreased in all regions, except for the San Juan Basin and Northern Appalachia, where the majority of the coal comes from fixed fee contracts. Customers cannot utilize all of the coal they have purchased causing low demand, lack of production and a reduction of prices.

Consistent with the decrease in coal production, coal services revenues also decreased. Timber revenues have increased due to the mild winter, which provided for ideal harvest weather. Oil and gas royalties are lower due to lower natural gas prices. Other revenues are lower due to the indirect effects of lower coal demand, such as equity earnings from coal handling services and management fees.

Expenses

Operating and general and administrative expenses decreased due to lower employee related costs and operating costs consistent with the decreased activity on leased properties. Additionally, general and administrative expenses decreased due to a reduction in the allocation of corporate overhead. We added the Eastern Midstream segment in the second quarter of 2012 due to the Chief Acquisition and our expansion activities in Pennsylvania. As a result of the expansion, the new segment assumed a greater portion of the corporate overhead allocation.

DD&A expenses decreased for the comparative periods primarily due to the decrease in coal production and the related depletion expense.

Other

Our other results primarily consist of interest expense and net derivative gains (losses). The following table sets forth a summary of certain financial data for our other results for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating income (loss)	$14,535	$43,177	$(81,157)	$81,162
Other income (expense)
Interest expense	(15,511)	(12,428)	(25,328)	(23,278)
Derivatives	8,676	4,782	3,725	(14,979)
Other	109	127	225	264

Net income (loss)	$7,809	$35,658	$(102,535)	$43,169

Interest Expense. Interest expense for the three and six months ended June 30, 2012 increased compared to the same periods in 2011. The overall net increase was due to the new Senior Notes. Also, there was an increase in Revolver interest expense related to increased LIBOR and related margins paid on outstanding debt. Our amortization of debt issuance costs increased due to the Revolver amendment and issuance of the new Senior Notes. These increases were partially offset by interest we have capitalized related to construction efforts primarily on the Eastern Midstream and Midcontinent segments.

Our consolidated interest expense for the periods presented is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Source	2012	2011	2012	2011
Interest on Revolver	$(5,152)	$(4,139)	$(9,977)	$(8,070)
Interest on Senior Notes	(12,329)	(6,188)	(18,517)	(12,375)
Debt issuance costs and other	(1,580)	(2,655)	(2,628)	(3,695)
Capitalized interest	3,550	554	5,794	862

Total interest expense	$(15,511)	$(12,428)	$(25,328)	$(23,278)

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

Our derivative activity for the periods presented is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest Rate Swap realized derivative loss	$(408)	$(2,000)	$(799)	$(3,876)
Interest Rate Swap unrealized derivative gain	406	1,619	628	3,302
Interest Rate Swap other comprehensive income reclass	175	(135)	322	(324)
Natural gas midstream commodity realized derivative loss	(3,197)	(5,920)	(6,447)	(8,902)
Natural gas midstream commodity unrealized derivative gain (loss)	11,700	11,218	10,021	(5,179)

Total derivative gain (loss)	$8,676	$4,782	$3,725	$(14,979)

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

On May 17, 2012, we acquired Chief Gathering for a base purchase price of approximately $1.0 billion, paid to Chief in a combination of $850.0 million in cash and preliminary fair value of $191.3 million of a new class of limited partner interests in the Partnership. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Future Capital Needs and Commitments.”

The following table summarizes our statements of cash flow for the periods presented:

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(102,535)	$43,169

Adjustments to reconcile net income to net cash provided by operating activities (summarized)	171,115	51,664
Net changes in operating assets and liabilities	62	(2,482)

Net cash provided by operating activities	68,642	92,351
Net cash used in investing activities (summarized)	(1,036,997)	(194,625)
Net cash provided by financing activities (summarized)	968,690	96,912

Net increase (decrease) in cash and cash equivalents	$335	$(5,362)

Cash Flows From Operating Activities

The overall decrease in net cash provided by operating activities in the six months ended June 30, 2012 as compared to the same period in 2011 was primarily driven by a decrease in coal royalties, a decrease in cash distributions received from our joint ventures and increases in operating expenses and acquisition related costs.

Cash Flows From Investing Activities

Net cash used in investing activities was primarily for capital expenditures. The following table sets forth our capital expenditures program, by segment, for the periods presented:

	Six Months Ended June 30,
	2012	2011
Eastern Midstream
Acquisitions (1)	$1,041,351	$—
Internal growth	133,739	35,273
Maintenance	866	184

Total	1,175,956	35,457

Midcontinent Midstream
Acquisitions	$—	$12,243
Internal growth	65,060	25,282
Maintenance	7,572	4,872

Total	72,632	42,397

Coal and Natural Resource Management
Acquisitions (2)	$836	$111,881
Internal growth	58	—
Maintenance	10	592

Total	904	112,473

Total capital expenditures	$1,249,492	$190,327

(1)	Includes cash expenditures recorded based upon the preliminary purchase price allocation in property plant and equipment, intangibles and goodwill. Amounts include $0.4 million of notes receivable, $637.0 million in intangible assets and $71.0 million of goodwill.
(2)	In January 2011, we completed the acquisition of the Middle Fork properties, which added significant reserves to our coal and natural resource segment in the Central Appalachia region.

Our Eastern Midstream and Midcontinent Midstream segments’ capital expenditures for the six months ended June 30, 2012 and 2011 consisted primarily of the Chief Acquisition and internal growth capital to expand our natural gas gathering and operational footprint in our Marcellus Shale and Panhandle systems.

Cash Flows From Financing Activities

During the six months ended June 30, 2012, we received funds from the issuance of $600 million in new Senior Notes and $578.0 million from the issuance of Class B Units and common units to institutional investors in private equity offerings. A majority of the funds were used to finance the Chief Acquisition and the remainder was used to pay down a portion of the Revolver. During the six months ended June 30, 2011, we incurred net borrowings of $172.0 million to fund our coal and natural resources acquisitions and to finance the construction of natural gas midstream capital expenditures.

During the six months ended June 30, 2012 and 2011, we paid cash distributions to our unitholders of $81.7 million and $64.8 million.

Certain Non-GAAP Financial Measures

We use non-GAAP (Generally Accepted Accounting Principles) measures to evaluate our business and performance. None of these measures should be considered an alternative to, or more meaningful than, net income (loss), operating income (loss), cash flows from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP, or as indicators of our operating performance or liquidity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Reconciliation of Non-GAAP “Segment Adjusted EBITDA” to GAAP “Net income (loss)”:

Segment Adjusted EBITDA (a):
Eastern Midstream	$17,659	$5,173	$27,620	$7,957
Midcontinent Midstream	12,684	17,392	25,007	37,039
Coal and Natural Resource Management	26,697	42,262	57,419	79,060

Total Segment Adjusted EBITDA	$57,040	$64,827	$110,046	$124,056
Adjustments to reconcile total segment Adjusted EBITDA to Net income (loss)
Depreciation, depletion and amortization	(28,456)	(21,650)	(52,309)	(42,894)
Impairments	—	—	(124,845)	—
Acquisition related costs	(14,049)	—	(14,049)	—
Interest expense	(15,511)	(12,428)	(25,328)	(23,278)
Derivatives	8,676	4,782	3,725	(14,979)
Other	109	127	225	264

Net income (loss)	$7,809	$35,658	$(102,535)	$43,169

Reconciliation of GAAP “Net income (loss)” to Non-GAAP “Distributable cash flow”:
Net income (loss)	$7,809	$35,658	$(102,535)	$43,169
Depreciation, depletion and amortization	28,456	21,650	52,309	42,894
Impairment	—	—	124,845	—
Acquisition related costs	14,049	—	14,049	—
Derivative contracts:
Derivative losses included in net income	(8,676)	(4,782)	(3,725)	14,979
Cash payments to settle derivatives for the period	(3,605)	(7,920)	(7,246)	(12,778)
Equity earnings from joint ventures, net of distributions	186	(1,343)	(555)	1,817
Maintenance capital expenditures	(5,351)	(2,469)	(8,448)	(5,648)
Replacement capital expenditures	(6,725)	(6,725)	(13,450)	(13,450)

Distributable cash flow (b)	$26,143	$34,069	$55,244	$70,983

Distribution to Partners:

Total cash distribution paid during the period	$41,265	$34,176	$81,683	$64,809

Reconciliation of GAAP “Net income (loss)” to Non-GAAP “Net income as adjusted”:
Net income (loss)	$7,809	$35,658	$(102,535)	$43,169
Impairments	—	—	124,845	—
Acquisition related costs	14,049	—	14,049	—
Adjustments for derivatives:
Derivative losses included in net income	(8,676)	(4,782)	(3,725)	14,979
Cash payments to settle derivatives for the period	(3,605)	(7,920)	(7,246)	(12,778)

Net income, as adjusted (c)	$9,577	$22,956	$25,388	$45,370

(a)

Adjusted EBITDA, or earnings before interest, tax and depreciation, depletion and amortization (“DD&A”), represents operating income plus DD&A, plus impairments, plus acquisition related costs. We believe EBITDA or a version of Adjusted EBITDA is commonly used by investors and professional research analysts in the valuation, comparison, rating and investment recommendations of companies in the natural gas midstream and coal industries. We use this information for comparative purposes within the industry. EBITDA is not a measure of financial performance under GAAP and should not be considered as a measure of liquidity or as an alternative to net income.
(b)	Distributable cash flow represents net income plus DD&A, plus impairments, plus acquisition related costs, plus (minus) derivative losses (gains) included in net income, plus (minus) cash received (paid) for derivative settlements, minus equity earnings in joint ventures, plus cash distributions from joint ventures, minus maintenance capital expenditures, minus replacement capital expenditures. Distributable cash flow is also the quantitative standard used by investors and professional research analysts in the valuation, comparison, rating and investment recommendations of publicly traded partnerships. Distributable cash flow is presented because we believe it is a useful adjunct to net cash provided by operating activities under GAAP. Distributable cash flow is not a measure of financial performance under GAAP and should not be considered as an alternative to cash flows from operating, investing or financing activities, as an indicator of cash flows, as a measure of liquidity or as an alternative to net income.
(c)	Net income, as adjusted, represents net income adjusted to exclude the effects of impairments, one-time charges related to acquisitions, and non-cash changes in the fair value of derivatives. We believe this presentation is commonly used by investors and professional research analysts in the valuation, comparison, rating and investment recommendations of companies in the natural gas midstream industry. We use this information for comparative purposes within the industry. Net income, as adjusted, is not a measure of financial performance under GAAP and should not be considered as a measure of liquidity or as an alternative to net income.

Sources of Liquidity

Long-Term Debt

Revolver. As of June 30, 2012, net of outstanding indebtedness of $432.0 million and letters of credit of $7.9 million, we had remaining borrowing capacity of $560.1 million on the Revolver. The Revolver is available to provide funds for general partnership purposes, including working capital, capital expenditures, acquisitions and quarterly distributions. The weighted average interest rate on borrowings outstanding under the Revolver during the six months ended June 30, 2012 was approximately 3.1%. We do not have a public rating for the Revolver. As of June 30, 2012, we were in compliance with all covenants under the Revolver.

Interest Rate Swaps. We have entered into interest rate swaps, or the Interest Rate Swaps, to establish fixed rates on a portion of the outstanding borrowings under the Revolver. The following table sets forth the Interest Rate Swap positions as of June 30, 2012:

	Notional Amounts	Swap Interest Rates (1)
Term	(in millions)	Pay	Receive

July 2012 - December 2012	$100.0	2.09%	LIBOR

(1)	References to LIBOR represent the 3-month rate.

After considering the applicable margin of 3.00% in effect as of June 30, 2012, the total interest rate on the $100.0 million portion of the Revolver borrowings covered by the Interest Rate Swaps was 5.09% as of June 30, 2012.

Senior Notes. In May 2012, we sold $600.0 million of senior notes due on June 1, 2020 with an annual interest rate of 8.375% (the “Senior Notes”), payable semi-annually in arrears on June 1 and December 1 of each year. The Senior Notes were sold at par, equating to an effective yield to maturity of approximately 8.375%. The Senior Notes are senior to any subordinated indebtedness, and are effectively subordinated to all of our secured indebtedness including the Revolver to the extent of the collateral securing that indebtedness. The obligations under the Senior Notes are fully and unconditionally guaranteed by our current and future subsidiaries, which are also guarantors under the Revolver.

Equity

Class B Units. In May 2012, we sold a new class of PVR limited partner interests to Riverstone V PVR Holdings, L.P. and Riverstone Global Energy and Power Fund V (FT), L.P. for $400.0 million (the “Class B Units”). These units are substantially similar in all respects to our common units, except that we will pay distributions in respect of the Class B Units, until they convert into common units, through the issuance of additional Class B Units rather than cash unless we so elect to pay distributions in cash. On or after July 1, 2014, at the option of either PVR or Riverstone, the Class B Units will convert into common units on a one-for-one basis. A portion of the Class B Units may convert to common units prior to July 1, 2014 if the weighted average market price of common units exceeds certain thresholds.

PIPE Units. In May 2012, we sold common units to institutional investors in a private placement in the amount of $177.8 million, net of offering costs.

Special Units. In May 2012, we issued a new class of PVR limited partner interests to Chief Gathering with a preliminary fair value of $191.3 million in connection with the Chief Acquisition (the “Special Units”). The Special Units are substantially similar to our common units, except that the Special Units will neither pay nor accrue distributions for six consecutive quarters commencing after the closing of the Chief Acquisition. The Special Units will automatically convert into common units on a one-for-one basis on the first business day after the record date for distributions with respect to the quarter ending September 30, 2013.

Future Capital Needs and Commitments

As of June 30, 2012, our remaining borrowing capacity under the $1.0 billion Revolver of approximately $560.1 million is sufficient to meet our anticipated 2012 capital needs and commitments (other than major acquisitions). Our short-term cash requirements for operating expenses and quarterly distributions to our unitholders are expected to be funded through operating cash flows. In 2012, we expect to invest approximately $480-$540 million in internal growth capital, excluding acquisitions. In addition, we expect to incur significant additional internal growth capital expenditures related to the Marcellus Shale system, which includes the Chief Acquisition. The majority of the 2012 internal growth capital is expected to be incurred in both of the midstream segments, primarily in the Eastern Midstream segment. Long-term cash requirements for acquisitions and internal growth capital are expected to be funded by operating cash flows, borrowings under the Revolver and issuances of additional debt and equity securities.

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

As of June 30, 2012 and December 31, 2011, our environmental liabilities were $0.7 million and $0.8 million, which represents our best estimate of the liabilities as of those dates related to our Coal and Natural Resource Management, Eastern Midstream and Midcontinent Midstream businesses. We have reclamation bonding requirements with respect to certain unleased and inactive properties. Given the uncertainty of when a reclamation area will meet regulatory standards, a change in this estimate could occur in the future.

Critical Accounting Estimates

The process of preparing financial statements in accordance with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments regarding certain items and transactions. It is possible that materially different amounts could be recorded if these estimates and judgments change or if the actual results differ from these estimates and judgments. Our most critical accounting estimates which involve the judgment of our management were fully disclosed in PVR’s Annual Reports on Form 10-K for the year ended December 31, 2011 and remained unchanged as of June 30, 2012.

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

Price Risk

In order to manage our exposure to price risks in the marketing of our natural gas and NGLs, we continually monitor commodity prices and when it is opportunistic we may choose to enter into condensate, natural gas or NGL price hedging arrangements with respect to a portion of our expected production. Historically, our hedges are limited in duration, usually for periods of two years or less, and we have utilized derivative financial instruments (such as futures, forwards, option contracts and swaps) to seek to mitigate the price risks associated with fluctuations in natural gas, NGL and crude oil prices as they relate to our Midcontinent Midstream business. The derivative financial instruments are placed with major financial institutions that we believe are of acceptable credit risk. The fair values of our price risk management activities are significantly affected by fluctuations in the prices of natural gas, NGLs and crude oil.

At June 30, 2012, we reported a net commodity derivative liability related to the Midcontinent Midstream segment of $0.6 million that is with three counterparties and is substantially concentrated with one of those counterparties. This concentration may impact our overall credit risk, either positively or negatively, in that these counterparties may be similarly affected by changes in economic or other conditions. We neither paid nor received collateral with respect to our derivative positions. No significant uncertainties related to the collectability of amounts owed to us exist with regard to these counterparties.

For the three and six months ended June 30, 2012, we reported a net derivative gain for both commodity and Interest Rate Swaps of $8.7 million and $3.7 million. We recognize changes in fair value in earnings currently in the derivatives caption on our Consolidated Statements of Operations. We have experienced and could continue to experience significant changes in the estimate of derivative gains and losses recognized due to fluctuations in the value of our derivative contracts. Our results of operations are affected by the volatility of unrealized gains and losses and changes in fair value, which fluctuate with changes in natural gas, crude oil and NGL prices, and interest rates. These fluctuations could be significant in a volatile environment.

The following table lists our commodity derivative agreements for the period presented:

	Average Volume				Weighted Average Price		Fair Value at
	Per Day		Swap Price		Put	Call	June 30, 2012

NGL - natural gasoline collar	(gallons	)			(per gallon)
Third quarter 2012 through fourth quarter 2012	54,000				$1.75	$2.02	$582

Crude oil swap	(barrels	)	(per barrel	)
Third quarter 2012 through fourth quarter 2012	600		$88.62				270

Natural gas purchase swap	(MMBtu	)	(MMBtu	)
Third quarter 2012 through fourth quarter 2012	4,000		$5.195				(1,635)

Settlements to be paid in subsequent period							194

							$(589)

We estimate that a $5.00 per barrel increase or decrease in the crude oil price would increase or decrease the fair value of our crude oil swap by $0.6 million. We estimate that a $1.00 per MMBtu increase or decrease in the natural gas price would decrease or increase the fair value of our natural gas purchase swap by $0.6 million. We estimate that a $0.10 per gallon increase or decrease in the natural gasoline (an NGL) price would increase or decrease the fair value of our natural gasoline collar by $0.6 million.

Based on historical correlations, we estimate that, excluding the effects of derivative positions described above, for every $1.00 per MMBtu increase or decrease in the natural gas price, our natural gas midstream gross margin and operating income (loss) for the remainder of 2012 would increase or decrease by $0.4 million. In addition, we estimate that for every $5.00 per barrel increase or decrease in the crude oil price, our natural gas midstream gross margin and operating income (loss) for the remainder of 2012 would increase or decrease by $4.0 million. This assumes that natural gas prices, crude oil prices and inlet volumes remain constant at anticipated levels. These estimated changes in our gross margin and operating income (loss) exclude potential cash receipts or payments in settling these derivative positions.

Interest Rate Risk

As of June 30, 2012, we had $432.0 million of outstanding indebtedness under the Revolver, which carries a variable interest rate throughout its term. We entered into the Interest Rate Swaps to establish fixed interest rates on a portion of the outstanding borrowings under the Revolver. From July 2012 to December 2012, the notional amounts of the Interest Rate Swaps total $100.0 million, or 23% of our outstanding indebtedness under the Revolver as of June 30, 2012, with us paying a weighted average fixed rate of 2.09% on the notional amount, and the counterparties paying a variable rate equal to the three-month LIBOR. A 1% increase in short-term interest rates on the floating rate debt outstanding under the Revolver (net of amounts fixed through the Interest Rate Swaps) as of June 30, 2012 would cost us approximately $3.3 million in additional interest expense per year.

Customer Credit Risk

We are exposed to the credit risk of our customers and lessees. Approximately 75%, or $63.0 million, of our consolidated accounts receivable at June 30, 2012 resulted from our Midcontinent Midstream segment and approximately 14%, or $11.7 million, resulted from our Coal and Natural Resource Management segment. Approximately $24.2 million of the Midcontinent Midstream segment’s receivables at June 30, 2012 related to four customers, Conoco Phillips Company, Oneok Hydrocarbon L.P., Targa Liquids Marketing and Trade and Williams NGL Marketing LLC. At June 30, 2012, 38% of our Midcontinent Midstream segment’s accounts receivable and 29% of our consolidated accounts receivable related to these natural gas midstream customers. No significant uncertainties related to the collectability of amounts owed to us exist in regard to these natural gas midstream customers.

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

To mitigate the risks of nonperformance by customers, we perform ongoing credit evaluations of our existing customers. We monitor individual customer payment capability in granting credit arrangements to new customers by performing credit evaluations, seek to limit credit to amounts we believe the customers can pay, and maintain reserves we believe are adequate to cover exposure for uncollectible accounts. As of June 30, 2012, no receivables were collateralized, and we had a $0.9 million allowance for doubtful accounts, of which the majority related to our Coal and Natural Resource Management segment.

Item 4	Controls and Procedures

(a) Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we performed an evaluation of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2012. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2012, such disclosure controls and procedures were effective.

(b) Changes in Internal Control Over Financial Reporting

No changes were made in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item I.	Legal Proceedings.

For information on legal proceedings, see Part I, Item I, Financial Statements, Note 10, “Commitments and Contingencies” in the Notes to Unaudited Consolidated Financial Statements included in this quarterly report, which is incorporated into this item by reference.

Item IA.	Risk Factors.

There have been no material changes from the risk factors described previously in Part I, Item IA of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 24, 2012.

Item 6	Exhibits

1.1	Purchase Agreement, dated May 11, 2012, by and among Penn Virginia Resource Partners, L.P., Penn Virginia Resource Finance Corporation II, Penn Virginia Resource GP, LLC, the subsidiaries of Penn Virginia Resource Partners, L.P. and Penn Virginia Resource Finance Corporation II named therein and RBC Capital Markets LLC, as representative of the initial purchasers named therein, relating to the 8.375% Senior Notes due 2020 (incorporated by reference to Exhibit 1.1 to Registrant’s Current Report on Form 8-K filed on May 16, 2012).

2.1	Membership Interest Purchase and Sale Agreement by and among Chief E&D Holdings LP, as Seller, Chief Gathering LLC, the Company, PVR Marcellus Gas Gathering LLC, as Buyer, and Penn Virginia Resource Partners, L.P., as Issuer, dated April 9, 2012 (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on April 12, 2012).

3.1	Fifth Amended and Restated Agreement of Limited Partnership of Penn Virginia Resource Partners, L.P., dated as of May 17, 2012 (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on May 23, 2012).

4.1	Second Supplemental Indenture, relating to the 8.375% Senior Notes due 2020, dated May 17, 2012, among Penn Virginia Resource Partners, L.P. and Penn Virginia Resource Finance Corporation II, as issuers, the subsidiary guarantors named therein and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on May 23, 2012).

4.2	Form of Note for 8.375% Senior Notes due 2020 (contained in Exhibit A to Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed on May 23, 2012).

4.3	Registration Rights Agreement, relating to the 8.375% Senior Notes due 2020, dated as of May 17, 2012, among Penn Virginia Resource Partners, L.P. and Penn Virginia Resource Finance Corporation II, and the subsidiary guarantors named therein, and RBC Capital Markets LLC, as representative of the several initial purchasers of the 8.375% Senior Notes due 2020 (incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K filed on May 23, 2012).

4.4	Registration Rights Agreement dated as of May 17, 2012, between Penn Virginia Resource Partners, L.P. and Chief E&D Holdings LP (incorporated by reference to Exhibit 4.4 to Registrant’s Current Report on Form 8-K filed on May 23, 2012).

4.5	Registration Rights Agreement dated as of May 17, 2012, between Penn Virginia Resource Partners, L.P. and Riverstone V PVR Holdings, L.P. (incorporated by reference to Exhibit 4.5 to Registrant’s Current Report on Form 8-K filed on May 23, 2012).

4.6	Registration Rights Agreement dated as of May 17, 2012, among Penn Virginia Resource Partners, L.P. and the several Investors named therein (incorporated by reference to Exhibit 4.6 to Registrant’s Current Report on Form 8-K filed on May 23, 2012).

4.7	Third Supplemental Indenture, relating to the 8 1/4% Senior Notes due 2018, dated May 17, 2012, among Penn Virginia Resource Partners, L.P. and Penn Virginia Resource Finance Corporation, as issuers, the subsidiary guarantors named therein and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.7 to Registrant’s Current Report on Form 8-K filed on May 23, 2012).

10.1	Class B Unit Purchase Agreement, dated April 9, 2012, by and among Penn Virginia Resource Partners, L.P., Riverstone V PVR Holdings, L.P. and Riverstone Global Energy and Power Fund V (FT), L.P. (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 12, 2012).

10.2	Common Unit Purchase Agreement, dated April 9, 2012, by and among Penn Virginia Resource Partners, L.P. and the purchasers named therein (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on April 12, 2012).

10.3	Second Amendment to Amended and Restated Credit Agreement, dated as of April 23, 2012, by and among PVR Finco LLC, the guarantors party thereto, PNC Bank, National Association, as Administrative Agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1.2 to Registrant’s Current Report on Form 8-K filed on April 27, 2012).

**10.4	Employment Agreement dated July 24, 2012 by and between Penn Virginia Resource GP, LLC and Mark D. Casaday*

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges Calculation.

31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	The following financial information from the quarterly report on Form 10-Q of Penn Virginia Resource Partners L.P. for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Comprehensive Income (Loss) (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith.
**	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENN VIRGINIA RESOURCE PARTNERS, L.P.

	By:	PENN VIRGINIA RESOURCE GP, LLC

Date: August 3, 2012	By:	/s/ Robert B. Wallace
Robert B. Wallace
Executive Vice President and Chief Financial Officer

Date: August 3, 2012	By:	/s/ Forrest W. McNair
Forrest W. McNair
Vice President and Controller