Form 10-K
period 2012-12-31
PVR PARTNERS, L. P.
filed 2013-02-27
CIK 1144945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Commission file number: 1-16735

PVR Partners, L.P.

(Exact name of registrant as specified in its charter)

Delaware	23-3087517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Three Radnor Corporate Center, Suite 301

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common units held by non-affiliates of the registrant was $1,820,682,416 as of June 30, 2012 (the last business day of its most recently completed second fiscal quarter), based on the last sale price of such units as quoted on the New York Stock Exchange. For purposes of making this calculation only, the registrant has defined affiliates as including the registrant’s directors and executive officers and holders of 5% or greater of the registrant’s common units. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 4, 2013, 95,635,520 common units, 22,305,788 Class B Units, and 10,346,257 Special Units representing limited partner interests of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement being prepared for the solicitation of proxies in connection with the 2013 Annual Meeting of Unitholders are incorporated by reference in Part III of this Form 10-K.

PVR PARTNERS, L.P. AND SUBSIDIARIES

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

•

the experience and financial condition of our natural gas midstream customers and coal lessees, including our lessees’ ability to satisfy their royalty, environmental, reclamation and other obligations to us and others;

•	operating risks, including unanticipated geological problems, incidental to our Eastern Midstream and Midcontinent Midstream and Coal and Natural Resource Management businesses;

•

our ability to successfully complete the development of Chief Gathering LLC’s midstream systems, integrate the business of Chief Gathering LLC with ours and realize the anticipated benefits from the acquisition of Chief Gathering LLC;

•	the ability of our lessees to produce sufficient quantities of coal on an economic basis from our reserves and obtain favorable contracts for such production;

•	the occurrence of unusual weather or operating conditions including force majeure events;

•	delays in anticipated start-up dates of new development in our Eastern Midstream and Midcontinent Midstream businesses and our lessees’ mining operations and related coal infrastructure projects;

•	environmental risks affecting the production, gathering and processing of natural gas or the mining of coal reserves;

•	the timing of receipt of necessary governmental permits by us or our lessees;

•	hedging results;

•	accidents;

•

changes in governmental regulation or enforcement practices, especially with respect to environmental, health and safety matters, including with respect to emissions levels applicable to coal-burning power generators and permissible levels of mining runoff;

•	uncertainties relating to the effects of regulatory guidance on permitting under the Clean Water Act and the outcome of current and future litigation regarding mine permitting;

•	risks and uncertainties relating to general domestic and international economic (including inflation, interest rates and financial and credit markets) and political conditions;

•	other risks set forth in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2012.

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

Common Abbreviations and Definitions

The following are abbreviations and definitions commonly used in the coal and oil and gas industries that are used in this Annual Report on Form 10-K.

Bbl	a standard barrel of 42 U.S. gallons liquid volume
Bcf	one billion cubic feet
Bcfe	one billion cubic feet equivalent with one barrel of oil or condensate converted to six thousand cubic feet of natural gas based on the estimated relative energy content
BTU	British thermal unit
MBbl	one thousand barrels
Mbf	one thousand board feet
Mcf	one thousand cubic feet
Mcfe	one thousand cubic feet equivalent
MMBbl	one million barrels
MMbf	one million board feet
MMBtu	one million British thermal units
MMcf	one million cubic feet
MMcfd	one million cubic feet per day
MMcfe	one million cubic feet equivalent
MMgpd	one million gallons per day
NGL	natural gas liquid
NYMEX	New York Mercantile Exchange
Probable coal reserves	those coal reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are more widely spaced or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation
Proven coal reserves	those coal reserves for which: (i) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (ii) grade and/or quality are computed from the results of detailed sampling; and (iii) the sites for inspection, sampling and measurement are spaced so closely, and the geologic character is so well defined, that the size, shape, depth and mineral content of reserves are well-established
Proved oil and gas reserves	those estimated quantities of crude oil, condensate and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions at the end of the respective years

Part I

Item 1 Business

General Overview of Business

PVR Partners, L.P. is a publicly traded Delaware limited partnership and our common units representing limited partner interests are listed on the New York Stock Exchange under the symbol “PVR.” We are principally engaged in the gathering and processing of natural gas and the management of coal and natural resource properties in the United States. We currently conduct operations in three business segments which are as follows:

•

Eastern Midstream — Our Eastern Midstream segment is engaged in providing natural gas gathering, and other related services in Pennsylvania and West Virginia. In addition, we own membership interests in a joint venture that transports fresh water to natural gas producers.

•

Midcontinent Midstream — Our Midcontinent Midstream segment is engaged in providing natural gas processing, gathering services, and other related services. In addition, we own membership interests in a joint venture that gathers and transports natural gas. These processing and gathering systems are located primarily in Oklahoma and Texas.

•

Coal and Natural Resource Management — Our Coal and Natural Resource Management segment primarily involves the management and leasing of coal properties and the subsequent collection of royalties. We also earn revenues from other land management activities, such as selling standing timber, leasing coal-related infrastructure facilities and collecting oil and gas royalties.

Our operating income (loss) was $(4.6) million in 2012, compared to $153.6 million in 2011 and $121.6 million in 2010. In 2012, our Eastern Midstream segment contributed $25.4 million to our operating income, our Midcontinent Midstream segment reduced operating income by $(101.9) million, and our Coal and Natural Resource Management segment contributed $71.9 million to operating income. Unless the context requires otherwise, references to the “Partnership,” “we,” “us” or “our” in this Annual Report on Form 10-K refer to PVR Partners, L.P. and its subsidiaries.

In 2011, we consummated a transaction pursuant to a plan and agreement of merger (the “Merger Agreement”) with our general partner Penn Virginia Resource GP, LLC (“PVR GP”), Penn Virginia GP Holdings, L.P. (“PVG”), PVG GP LLC (“PVG GP”) and PVR Radnor, LLC (“Merger Sub”), our wholly-owned subsidiary. Pursuant to the Merger Agreement our general partner, PVG and PVG GP, were merged into Merger Sub. Subsequently, Merger Sub was merged into PVR GP, with PVR GP being the surviving entity as a subsidiary of PVR. In the transaction, PVG unitholders received consideration of 0.98 PVR common units for each PVG common unit, representing aggregate consideration of approximately 38.3 million PVR common units. The incentive distribution rights held by our general partner were extinguished, the 2% general partner interest in PVR held by PVR’s general partner was converted to a noneconomic management interest and approximated 19.6 million PVR common units owned by PVG were cancelled. The merger closed on March 10, 2011. After the effective date of the Merger and related transactions, the separate existence of each of PVG, and PVG GP and Merger Sub ceased, and PVR GP survives as a wholly-owned subsidiary of PVR.

In May 2012, we completed our purchase of the membership interests of Chief Gathering LLC (“Chief Gathering”) from Chief E&D Holdings LP, for a purchase price of approximately $1.0 billion (“Chief Acquisition”), payable in a combination of $849.3 million in cash and fair value of $191.3 million in a new class of limited partner interests in us. Chief Gathering owned and operated six natural gas gathering systems serving over 300,000 dedicated acres in the Marcellus Shale, located in the north central Pennsylvania counties of Lycoming, Bradford, Susquehanna, Sullivan, Wyoming and Greene and in Preston County, West Virginia. This transaction resulted in a major expansion of our pipeline systems in our Eastern Midstream segment.

Eastern Midstream Segment Overview

As of December 31, 2012, we owned and operated natural gas midstream assets located in Pennsylvania and West Virginia including approximately 134 miles of natural gas gathering pipelines, 83 miles of natural gas trunkline pipelines and 42 miles of fresh water pipelines. Our Eastern Midstream segment earns revenues primarily from fees charged to producers for natural gas gathering, compression and other related services. During 2010, we began construction of gathering systems in Wyoming and Lycoming Counties in Pennsylvania. In June 2010, we commenced operations on the Wyoming County system, which consists of 72 miles of gathering pipelines. In February 2011, we commenced operations on the first phase of the Lycoming County system. In April 2011, we also began construction on the second phase of the Lycoming County system, a portion of which became operational in the fourth quarter of 2011. In April of 2012, we began construction on the third phase of the Lycoming County system, which became operational by the end of the year. The Lycoming County system consists of 53 miles of 30- inch trunkline. In May of 2012, we completed the acquisition of Chief Gathering LLC, adding 120 miles of gathering pipelines, 350 MMcfd of capacity and over 300,000 dedicated acres in the Marcellus Shale to the

Eastern Midstream segment. In the fourth quarter of 2012, we commenced operation of Wyoming Pipeline, which consists of 30 miles of 24-inch diameter natural gas trunkline. Construction and development to provide gathering, compression and related services in Lycoming and Wyoming Counties are ongoing.

In 2012, average gathered volumes on our systems were approximately 389 MMcfd, while our average trunkline volumes were approximately 197 MMcfd. These average flow rates have increased from 2011 average gathered volumes of 74 MMcfd and average trunkline volumes of 40 MMcfd. A significant volume of gas flows through both gathering and trunkline systems. The annual increase in volumes is attributed to both the Chief Acquisition and completion of internal growth projects. Gathered and trunkline volumes for the quarter ended March 31, 2012 were 210 MMcfd and 92 MMcfd, respectively. Compared with gathered and trunkline volumes of 562 MMcfd and 405 MMcfd, respectively, for the quarter ended December 31, 2012.

In September 2011, we entered into a joint venture to construct and operate a pipeline system to supply fresh water to natural gas producers drilling in the Marcellus Shale in Pennsylvania. The 12-inch diameter steel pipeline largely parallels the trunkline of our existing gathering system in Lycoming County. Phases I and II of the water pipeline were placed into service in early 2012. Phase III is nearing completion and will be in service during the first quarter of 2013. A new three MMgpd pump station was commissioned in December 2012. The new pump station included a high capacity water intake on the West Branch of the Susquehanna River. As of December 31, 2012 and 2011, our contributions to the joint venture were $35.7 million and $5.3 million.

Midcontinent Midstream Segment Overview

As of December 31, 2012, we owned and operated natural gas midstream assets located in Oklahoma and Texas including six natural gas processing facilities having 460 MMcfd of total capacity and approximately 4,541 miles of natural gas gathering pipelines. Our Midcontinent Midstream natural gas business earns revenues primarily from gas processing contracts with natural gas producers and from fees charged for gathering natural gas volumes and providing other related services. In addition, we are a partner in a joint venture that gathers natural gas. We also own a natural gas marketing business, which aggregates third-party volumes and sells those volumes into interstate and intrastate pipeline systems and at market hubs accessed by various interstate pipelines.

During the first quarter of 2012, we recognized a $124.8 million impairment charge related to our tangible and intangible natural gas gathering assets located in the southern portion of the Fort Worth Basin of north Texas (the “North Texas Gathering System”). This impairment was triggered by continuing market declines of natural gas prices and lack of drilling in the area. The North Texas Gathering System represented an immaterial amount of our consolidated total revenues.

During the fourth quarter of 2012, we recognized an $8.7 million impairment charge related to our 25% membership interest in the Thunder Creek joint venture located in Wyoming’s Powder River basin. The intangible assets related to this joint venture were written down to zero. This impairment was triggered by continuing market declines of natural gas prices, lack of coalbed methane drilling in the area and other market factors. Our share of the joint venture earnings, net of intangible amortization and exclusive of the impairment charge, for the year ended December 31, 2012 were $1.1 million, $2.5 million in 2011 and $6.0 million in 2010. Our share of distributions from the joint venture for the same years was $1.9 million in 2012, $8.2 million in 2011 and $7.0 million in 2010.

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

System throughput volumes at our gas processing plants and gathering systems, including gathering only volumes, were approximately 432 MMcfd in 2012, compared to 421 MMcfd in 2011.

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

As of December 31, 2012, we owned or controlled approximately 871 million tons of proven and probable coal reserves in Central and Northern Appalachia, the Illinois Basin and the San Juan Basin. We enter into long-term leases with experienced, third-party mine operators, providing them the right to mine our coal reserves in exchange for royalty payments. We actively work with our lessees to develop efficient methods to exploit our reserves and to maximize production from our properties. We do not operate any mines. In 2012, our lessees produced 30.2 million tons of coal from our properties and paid us coal royalties revenues of $114.1 million, for an average royalty per ton of $3.78. Approximately 75% of our coal royalties revenues in 2012 were derived from coal mined on our properties under leases containing royalty rates based on the higher of a fixed base price or a percentage of the gross sales price. The balance of our coal royalties revenues for the respective periods was derived from coal mined on our properties under leases containing fixed royalty rates that escalate annually. See “— Contracts — Coal and Natural Resource Management Segment” for a description of our coal leases.

Business Strategy

Our primary business objective is to create sustainable, capital-efficient growth in cash available for distribution to our unitholders while maintaining a strong credit profile and financial flexibility. Our growth objective is largely dependent on the availability of open and reasonably priced capital markets. Subject to the availability of the capital markets, we are pursuing the following business strategies:

•

Expand our Eastern Midstream and Midcontinent Midstream operations by adding new natural gas production to existing systems and acquiring or building new natural gas gathering and processing assets. We continually seek new supplies of natural gas both to offset the natural declines in production from the wells currently connected to our systems and to increase system throughput volumes. New natural gas supplies are obtained for all of our systems by contracting for production from new wells, connecting new wells drilled on dedicated acreage and by contracting for natural gas that has been released from competitors’ systems.

•

Mitigate commodity price exposure in our Eastern Midstream and Midcontinent Midstream segments. Our natural gas midstream operations consist of a mix of fee-based and margin-based services that are expected to generate relatively stable cash flows for a portion of our operations. We continually monitor commodity prices and when it is opportunistic, we may choose to manage our exposure to commodity price risk by entering into hedging transactions. As of December 31, 2012, we had no open derivative positions hedging commodity prices. In January 2013, we entered into a crude oil swap to hedge condensate volumes. The term of the swap covers February 2013 through December 2013, the notional amount is 500 barrels per day at a swap price of $94.80 per barrel.

•	Manage coal reserve holdings in our existing market areas.

Contracts

Eastern Midstream and Midcontinent Midstream Segments

Our Eastern Midstream and Midcontinent Midstream segments generate revenues primarily from gas purchase and processing contracts with natural gas producers and from fees charged for gathering natural gas volumes and providing other related services. During the year ended December 31, 2012, our Eastern Midstream and Midcontinent Midstream businesses generated a majority of their operating income from three types of contractual arrangements: (i) fee-based, (ii) gas purchase/keep-whole and (ii) percentage-of-proceeds. A majority of the gas purchase/keep-whole and percentage-of-proceeds contracts include fee-based components such as gathering and compression charges.

In 2012, 37% of our total consolidated revenues and 34% of our December 31, 2012 consolidated accounts receivable resulted from four of our natural gas midstream customers. Within the Eastern Midstream segment for 2012, 47% of the segment’s revenues and 33% of the December 31, 2012 accounts receivable for the segment resulted from one customer. Within the Midcontinent Midstream segment for 2012, 42% of the segment’s revenues and 39% of the December 31, 2012 accounts receivable for the segment resulted from three customers.

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

Gas Purchase/Keep-Whole Arrangements. Under gas purchase/keep-whole arrangements, we generally buy natural gas from producers based upon an index price and then sell the NGLs and the remaining residue gas to third parties at market prices. Because the extraction of the NGLs from the natural gas during processing reduces the volume and economic value of the natural gas available for sale, profitability is dependent on the value of the NGLs and related residue gas being higher than the value of unprocessed natural gas. Under these arrangements, revenues and gross margins decrease when the price of natural gas increases relative to the price of NGLs. Accordingly, a change in the relationship between the price of natural gas and the price of NGLs could have a material adverse effect on our business, results of operations or financial condition.

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

Commodity Derivative Contracts. We have utilized derivative contracts to hedge against the variability in commodity prices. While the use of derivative instruments limits the risk of adverse price movements, such use may also limit future revenues or cost savings from favorable price movements. We continually monitor commodity prices and when it is opportunistic, we may choose to manage our exposure to commodity price risk by entering into derivative contracts.

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

Partnership Distributions

Cash Distributions

We paid cash distributions of $2.10 per common unit during the year ended December 31, 2012. In the first quarter of 2013, we paid a cash distribution of $0.55 ($2.20 on an annualized basis) per common unit.

The following table reflects the allocation of total cash distributions paid by us during the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Common units	$175,728	$134,918	$121,584
PVR phantom units	528	378	440

Total cash distribution paid during period	$176,256	$135,296	$122,024

Paid-in-kind (“PIK”) Distributions

On May 17, 2012, we financed a portion of the Chief Acquisition by issuing 21,378,942 Class B Units. As of December 31, 2012 there were 22,305,788 Class B Units outstanding. The increase relates to PIK distributions to the holders of the Class B Units issued during the quarters ended September 30, 2012 and December 31, 2012. See Note 6, “PVR Unit Offering,” for a discussion of the distribution rights of the Class B Units.

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

Competition

Eastern Midstream and Midcontinent Midstream Segments

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

Government Regulation and Environmental Matters

The operations of our Eastern Midstream and Midcontinent Midstream natural gas businesses and our Coal and Natural Resource Management business are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions where we operate.

Eastern Midstream and Midcontinent Midstream Segments

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

For example, the FERC will assert jurisdiction over an affiliated gatherer that acts to benefit its pipeline affiliate in a manner that is contrary to the FERC’s policies concerning jurisdictional services adopted pursuant to the NGA. In addition, natural gas gathering may receive greater regulatory scrutiny at both the state and federal levels now that the FERC has taken a less stringent approach to regulation of the gathering activities of interstate pipeline transmission companies and a number of such companies have transferred gathering facilities to unregulated affiliates. Our gathering operations could be adversely affected should they be subject in the future to the application of state or federal regulation of rates and services. Our gathering operations also may be or become subject to safety and operational regulations relating to the design, installation, testing, construction, operation, replacement and management of gathering facilities. Additional rules and legislation pertaining to these matters are considered or adopted from time to time. We cannot predict what effect, if any, such changes might have on our Eastern Midstream and Midcontinent Midstream natural gas operations, but the industry could be required to incur additional capital expenditures and increased costs depending on future legislative and regulatory changes.

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

Additionally, regulations applicable to the gas industry are under constant review for amendment or expansion. For example, hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations such as the Marcellus Shale. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions. The EPA has commenced a study of the potential impacts of hydraulic fracturing activities. Other federal agencies are also examining hydraulic fracturing, including the U.S. Department of Energy (“DOE”), the U.S. Government Accountability Office and the White House Council for Environmental Quality. The U.S. Department of the Interior’s Bureau of Land Management (“BLM”) has also released proposed rules regarding well stimulation and hydraulic fracturing activities on public lands. In addition, legislation was introduced in previous sessions of Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process and could be reintroduced for consideration.

Also, some states have adopted, and other states are considering adopting, regulations that could restrict or impose additional requirements relating to hydraulic fracturing in certain circumstances. The requirements states have considered range from disclosure of information regarding the substances used in hydraulic fracturing to well construction and cementing regulations to setback and siting restrictions for wells employing hydraulic fracturing. For example, on June 17, 2011, Texas enacted a law that requires the disclosure of information regarding the substances used in the hydraulic fracturing process to the Railroad Commission of Texas (the entity that regulates oil and natural gas production) and the public. Various other states have enacted similar laws. Disclosure of chemicals used in the fracturing process could make it easier for third parties opposing hydraulic fracturing to initiate legal proceedings against producers and service providers based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, Pennsylvania and West Virginia have issued setback regulations for wells. Colorado recently enacted new setback restrictions as well and issued requirements to conduct sampling on water wells before and after drilling. Further, states such as Texas and Pennsylvania have water withdrawal restrictions in place that allow suspension of withdrawal rights in times of shortages while other states require reporting on the amount of water used and its source. These and other states are considering further regulation of hydraulic fracturing.

In addition, if hydraulic fracturing is regulated at the federal level, fracturing activities in areas where we operate could become subject to additional permit requirements or operational restrictions and also to associated permitting delays and potential increases in costs. Further, the state and local governments in Pennsylvania have either considered or imposed temporary moratoriums on drilling operations using hydraulic fracturing until further study of the potential for environmental and human health impacts by the EPA or the relevant agencies are completed. No assurance can be given as to whether or not similar measures might be considered or implemented in other jurisdictions in which our gas operations plan to operate. If new laws or regulations that significantly restrict or otherwise impact hydraulic fracturing are passed by Congress or adopted in states in which we operate, such legal requirements could make it more difficult or costly for our customers to perform hydraulic fracturing activities and thereby could affect the need for our services. We do not conduct any hydraulic fracturing.

Air Emissions. Our Eastern Midstream and Midcontinent Midstream natural gas operations are subject to the CAA and comparable state laws and regulations. See “— Coal and Natural Resource Management Segment — Air Emissions.” These laws and regulations govern emissions of pollutants into the air resulting from the activities of our processing plants and compressor stations and also impose procedural requirements on how we conduct our Eastern Midstream and Midcontinent Midstream natural gas operations. Such laws and regulations may include requirements that we obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions, strictly comply with the emissions and operational limitations of air emissions permits we are required to obtain or utilize specific equipment or technologies to control emissions.

On April 17, 2012, the EPA issued new standards to reduce air pollution from oil and gas drilling operations. The finalized rules establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package includes New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds, or VOCs, and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The rules establish specific new requirements regarding emissions from compressors and controllers at natural gas processing plants, dehydrators, storage tanks and other production equipment. In addition, the rules establish new leak detection requirements for natural gas processing plants at 500 ppm. These rules may require a number of modifications to our operations, including the installation of new equipment to control emissions from our compressors at initial startup, or October 15, 2012, whichever is later. Compliance with such rules could result in additional costs, including increased capital expenditures and operating costs.

Recent actions taken by the EPA have suggested that all natural gas operations operated by a single entity within a given area should be considered for aggregation for the purposes of determining the applicability of New Source Review (NSR) and Prevention of Significant Deterioration (PSD). If EPA and delegated states apply permitting requirements so that multiple current and planned facilities are aggregated for the purposes of air permitting, operations that were previously below the applicable thresholds could be classified as a major source for PSD and/or NSR, and possibly a major source for MACT applicability. An aggregated source could potentially include production wells in addition to the midstream assets considered in this review, if the production wells and midstream assets were determined to be under the control of a single company. It is possible that this aggregation of the compressor stations for air permitting purposes would make a formerly exempt facility a major facility for purposes of Title V permitting, New Source Review, and MACT applicability. However, the Sixth Circuit recently vacated an EPA determination to aggregate natural gas wells and a sweetening plant in Summit Petroleum Corp. v. EPA et al.. Subsequently, EPA released a December 21, 2012 memorandum stating that EPA will follow the court’s interpretation when considering aggregation in the Sixth Circuit, but it will continue to follow its current practice of considering interrelatedness in other jurisdictions.

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

Hazardous Materials and Wastes. Our Eastern Midstream and Midcontinent Midstream natural gas operations could incur liability under CERCLA and comparable state laws resulting from the disposal or other release of hazardous substances or wastes originating from properties we own or operate, regardless of whether such disposal or release occurred during or prior to our acquisition of such properties. See “— Coal and Natural Resource Management Segment — Hazardous Materials and Wastes.” Although petroleum, including natural gas and NGLs are generally excluded from CERCLA’s definition of “hazardous substance,” our Eastern Midstream and Midcontinent Midstream natural gas operations do generate wastes in the course of ordinary operations that may fall within the definition of a CERCLA “hazardous substance,” or be subject to regulation under state laws, and as a result, we may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which those hazardous substances have been released in the environment.

Our Eastern Midstream and Midcontinent Midstream natural gas operations generate certain wastes, including some hazardous wastes, which are subject to RCRA and comparable state laws. However, RCRA currently exempts many natural gas gathering and field processing wastes from classification as hazardous waste. Specifically, RCRA excludes from the definition of hazardous waste produced waters and other wastes associated with the exploration, development or production of crude oil, natural gas or geothermal energy. Unrecovered petroleum product wastes, however, may still be regulated under RCRA as solid waste. Moreover, ordinary industrial wastes such as paint wastes, waste solvents, laboratory wastes and waste compressor oils may be regulated as hazardous waste. The transportation of natural gas and NGLs in pipelines may also generate some hazardous wastes. Although we believe that it is unlikely that the RCRA exemption will be repealed in the near future, repeal would increase costs for waste disposal and environmental remediation at our facilities.

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

Water Discharges. Our Eastern Midstream and Midcontinent Midstream natural gas operations are subject to the CWA. See “— Coal and Natural Resource Management Segment — Clean Water Act.” Any unpermitted release of pollutants, including NGLs or condensates, from our systems or facilities could result in fines or penalties as well as significant remedial obligations.

Hydraulic fracturing methods require the use of relatively large volumes of water. In Pennsylvania, Ohio, and West Virginia, permits for use of surface water are obtained from river commissions like the Delaware River Basin Commission (“DRBC”) or Susquehanna River Basin Commission. Delays in finalizing the rules governing water withdrawals for such purposes may complicate the permitting process and could in the future restrict the DRBC’s ability to issue permits for water withdrawal for hydraulic fracturing, which could have an adverse effect on our natural gas gathering operations. Additionally, states such as Texas and Pennsylvania have water withdrawal restrictions allowing suspension of withdrawal rights in times of shortages while others require reporting on the amount of water used and its source.

OSHA. Our Eastern Midstream and Midcontinent Midstream natural gas operations are subject to OSHA. See “— Coal and Natural Resource Management Segment — OSHA.”

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

In addition to the greenhouse gas issues discussed below, the air emissions programs that may affect our lessees’ operations, directly or indirectly, include, but are not limited to, the following:

•

The EPA’s Clean Air Interstate Rule (“CAIR”) calls for power plants in 28 states and the District of Columbia to reduce emission levels of sulfur dioxide and nitrogen oxide pursuant to a cap-and-trade program similar to the system now in effect for acid rain. In June 2011, the EPA finalized a replacement rule to CAIR called the Cross-State Air Pollution Rule (“CSAPR”), which requires 28 states in the Midwest and eastern seaboard of the U.S. to reduce power plant emissions that cross state lines and contribute to ozone and/or fine particle pollution in other states. Under the CSAPR, the first phase of the nitrogen oxide and sulfur dioxide emissions reductions would commence in 2012 with further reductions effective in 2014. However, on August 21, 2012, the District of Columbia Circuit Court of Appeals vacated CSAPR, in a 2 to 1 decision, concluding that the rule was beyond the EPA’s statutory authority. On October 5, 2012, the EPA petitioned for en banc review of that decision by the entire U.S. Court of Appeals for the District of Columbia Circuit. While this litigation delays implementation of CSAPR, it also leaves CAIR in place while the court considers the merits of the legal challenges to CSAPR. For states to meet their requirements under the CSAPR, a number of coal-fired electric generating units will likely need to be retired, rather than be retrofitted with the necessary emission control technologies. These closures are likely to reduce the demand for steam coal.

•

In addition, on March 21, 2011, the EPA issued new Maximum Achievable Control Technology (“MACT”) standards for several classes of boilers and process heaters, including large coal-fired boilers and process heaters which would have regulated the emission of other air pollutants, including mercury and other metals, fine particulates, and acid gases such as hydrogen chloride. On December 21, 2012, the EPA issued revised MACT rules. The effect of the regulatory proceedings will depend on the outcome of any legal challenges and cannot be determined at this time.

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

•

The Clean Air Act requires the EPA to set standards, referred to as national ambient air quality standards (“NAAQS”), for six common air pollutants. Areas that are not in compliance (referred to as non-attainment areas) with these standards must take steps to reduce emissions levels. Over the last few years including up to recently in December 2012, the EPA has revised the NAAQS for nitrogen dioxide, sulfur dioxide, and fine particles. Non-attainment designations will be finalized in 2013. We do not know whether or to what extent these developments might indirectly reduce the demand for coal mined by our lessees.

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

•

The EPA’s regional haze program is designed to improve visibility in national parks and wilderness areas. On December 23, 2011, the EPA Administrator signed a final rule under which the emission caps imposed under the CSAPR for a given state would supplant the obligations of that state with regard to visibility protection. That rule has not yet been published, and EPA’s plans about publishing this rule in light of the status of the CSAPR have yet to be announced.

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

Greenhouse gas emissions have begun to be regulated by the EPA pursuant to the CAA. In 2009, EPA issued a final rule declaring that six greenhouse gases, including carbon dioxide and methane, “endanger both the public health and the public welfare of current and future generations.” Legal challenges to these findings have been asserted, and Congress is considering legislation to delay or repeal EPA’s actions, but we cannot predict the outcome of these efforts. The EPA has begun adopting and implementing regulations to restrict emissions of greenhouse gases under existing provisions of the CAA. These rules were subject to judicial challenge, but on June 26, 2012, the U.S. Court of Appeals for the District of Columbia Circuit rejected challenges to the Tailoring Rule and other EPA rules relating to the regulation of GHGs under the CAA. Among the rules promulgated after the EPA’s endangerment finding was the Tailoring Rule, which requires newly built sources emitting more than 100,000 tons of greenhouse gases per year and modified facilities increasing their emissions by at least 75,000 tons of greenhouse gases per year to undergo prevention of significant deterioration permitting (“PSD”). PSD permitting requires that the permitted entity adopt the best available control technology. On March 27, 2012, the EPA proposed New Source Performance Standards (“NSPS”) for carbon dioxide emissions from new and modified EGUs. The final NSPS, if promulgated along the lines proposed, would pose significant challenges for the construction of new coal-fired power plants and could result in a decrease in U.S. demand for steam coal.

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

Surface Mining Control and Reclamation Act. The Surface Mining Control and Reclamation Act of 1977, or SMCRA, and similar state statutes establish minimum national operational, reclamation and closure standards for all aspects of surface mining, as well as most aspects of deep mining. SMCRA requires that comprehensive environmental protection and reclamation standards be met during the course of and following completion of mining activities. These requirements typically are implemented through mining permits issued at the state level. SMCRA also imposes on mine operators the responsibility of restoring the land to its original state and compensating the landowner for types of damages occurring as a result of mining operations, and requires mine operators to post performance bonds to ensure compliance with any reclamation obligations. Moreover, regulatory authorities may attempt to assign the liabilities of our coal lessees to another entity, such as us, if any of our lessees are not financially capable of fulfilling those obligations on the theory that we “owned” or “controlled” the mine operator. To our knowledge, no such claims have been asserted against us to date. In conjunction with mining the property, our coal lessees are contractually obligated under the terms of their leases to comply with all federal, state and local laws, including SMCRA, with obligations including the reclamation and restoration of the mined areas by grading, shaping and reseeding the soil. Upon completion of the mining, reclamation generally is completed by seeding with grasses or planting trees for use as pasture or timberland, as specified in the approved reclamation plan. Additionally, the Abandoned Mine Lands Program, which is part of SMCRA, imposes a tax on all current mining operations, the proceeds of which are used to restore mines closed before 1977. The current tax is 28 cents per ton on surface-mined coal and 12 cents per ton on underground-mined coal. In addition, states from time to time have increased and may continue to increase their fees and taxes to fund reclamation of orphaned mine sites and abandoned mine drainage control on a statewide basis.

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

The Resource Conservation and Recovery Act, or RCRA, and corresponding state laws and regulations exclude many mining wastes from the regulatory definition of hazardous wastes. Currently, the management and disposal of coal combustion by-products are also not regulated at the federal level and not uniformly at the state level. In June 2010, the EPA released two competing proposals for the regulation of coal combustion byproducts. One would regulate the byproducts as hazardous or special waste and the other would classify the byproducts as non hazardous waste. In April 2012, several environmental organizations filed suit against the EPA to compel the EPA to take action on the proposed rule. If EPA adopts rules to regulate the management and disposal of these by-products as hazardous wastes, additional costs associated with compliance may encourage power plant operators to switch to a different fuel.

Clean Water Act. Our coal lessees’ operations are regulated under the Clean Water Act, or the CWA, with respect to discharges of pollutants to rivers and streams, and also require dredge and fill permits under Section 404 to construct slurry ponds, stream impoundments, sediment control ponds and valley fills. The EPA issues permits for the discharge of pollutants into navigable waters while the Army Corps of Engineers, or Army Corps, issues dredge and fill permits under Section 404 of the CWA. The CWA authorizes the EPA to review 404 permits issued by the Army Corps and in 2009, EPA began reviewing 404 permits issued by the Army Corps for coal mining in Appalachia. On June 11, 2009, the EPA announced it would undertake a new level of “enhanced review” of 79 coal-related applications for 404 permits (Enhanced Coordination Procedures). On October 6, 2011, in a lawsuit challenging the legality of EPA’s actions, the U.S. District Court for the District of Columbia granted the National Mining Association’s motion for partial summary judgment rejecting the enhanced review procedures on several different legal grounds, including the lack of authority under the CWA and the failure to provide appropriate notice and comment pursuant to the Administrative Procedures Act. As a result of this decision, the Army Corps of Engineers and the EPA Regions in Appalachia have all ceased using the Enhanced Coordination Procedures. Any future application of procedures similar to the Enhanced Coordination Procedures, such as may be enacted following notice and comment rulemaking, would have the potential to delay issuance of permits for surface coal mines, or to change the conditions or restrictions imposed in those permits.

EPA also has used statutory “veto” power under Section 404(c) to effectively revoke a previously issued Section 404 permit after the EPA determined, after notice and an opportunity for a public hearing, that the permit will have an “unacceptable adverse effect.” On January 14, 2011 EPA exercised its veto power to withdraw or restrict the use of previously issued permits in connection with the Spruce No. 1 Surface Mine in West Virginia, which is one of the largest surface mining operations ever authorized in Appalachia. This action was the first time that such power was exercised with regard to a previously permitted coal mining project. A challenge to the EPA’s exercise of this authority was made in the federal District Court in the District of Columbia and on March 23, 2012, the Court ruled that the EPA lacked the statutory authority to invalidate an already issued Section 404 permit retroactively. This decision is currently on appeal. Any future use of the EPA’s Section 404 “veto” power could create uncertainly with regard to our lessees’ continued use of their current permits, as well as impose additional time and cost burdens on future operations, potentially adversely affecting our coal royalties revenues.

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

Our lessees may seek general permits under Nationwide Permit 21 (“NWP 21”) adopted by the Army Corps under its authority in Section 404 of the CWA because in February 2012, the Army Corps reinstated the use of NWP 21 in the Appalachian states where our lessees operate, but limited application of NWP 21 authorizations to discharges with impacts not greater than a half-acre of water, including no more than 300 linear feet of streambed, and disallowed the use of NWP 21 for valley fills. If these restrictions on the newly issued NWP 21 preclude its use by our lessees for any of their proposed coal mining projects, they will have to seek 404 permits on an individual basis subject to the EPA measures discussed above with the uncertainties and delays attendant to that process.

In December 2008, the Department of Interior published the Excess Spoil, Coal Mine Waste and Buffers for Perennial and Intermittent Streams rule under SMCRA in part to clarify when valley fills are permitted. The rule would require a 100-foot buffer around all waters, including streams, lakes, ponds and wetlands. However, the rule would exempt certain activities, such as permanent spoil fills and coal waste disposal facilities, and allow mining that changes a waterway’s flow, providing the mining company repairs the damage later. Companies could also receive a permit to dispose of waste within the buffer zone if they explain why an alternative is not reasonably possible or is not necessary to meet environmental requirements. Environmental groups brought lawsuits challenging the rule and in a March 2010 settlement with litigation parties, the U.S. Office of Surface Mining and Reclamation (“OSM”) agreed to rewrite the “stream buffer zone rule”. The new rule has not been proposed or finalized and the OSM is currently developing an environmental impact statement for use in drafting the new rule. We are unable to predict the impact on our lessees, if any, of these actions by the OSM, although the actions potentially could result in additional delays and costs associated with obtaining permits, prohibitions or restrictions relating to mining activities near streams, and additional enforcement actions. In addition, Congress has proposed, and may in the future propose, legislation to restrict the placement of mining material in streams.

Total Maximum Daily Load, or TMDL, regulations under the CWA establish a process to calculate the maximum amount of a pollutant that an impaired water body can receive and still meet state water quality standards and to allocate pollutant loads among the point- and non-point pollutant sources discharging into that water body. Likewise, the CWA also requires states to develop anti-degradation policies to ensure non-impaired water bodies in the state do not fall below applicable water quality standards. The adoption of new TMDL-related allocations or anti-degradation policies for stream near our lessees’ coal mines could lead to more stringent discharge limits, thereby requiring more costly water treatment and could adversely affect our lessees’ coal production and our coal royalties revenues.

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

Employees and Labor Relations

We do not have employees. To carry out our operations, our general partner and its affiliates employed 305 employees who directly supported our operations at December 31, 2012. Our general partner considers current employee relations to be favorable.

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

Risks Inherent in an Investment in Us

The amount of cash that we will be able to distribute on our common units principally depends upon the amount of cash we generate from our natural gas midstream and coal and natural resource management businesses.

Under the terms of our partnership agreement, we must pay our general partner’s expenses and set aside any cash reserve amounts before making a distribution to our unitholders. The amount of cash that we will be able to distribute each quarter to our partners principally depends upon the amount of cash we can generate from our natural gas midstream and coal and natural resource management businesses. The amount of cash we will generate will fluctuate from quarter to quarter based on, among other things:

•	the amount of natural gas transported in our gathering systems;

•	the amount of throughput in our processing plants;

•	the price of and demand for natural gas;

•	the price of and demand for NGLs;

•	our timely receipt of payments from our natural gas and NGL customers;

•	the relationship between natural gas and NGL prices, which impact the effectiveness of our hedging positions, if any;

•	the fees we charge and the margins we realize for our natural gas midstream services;

•	the amount of coal our lessees are able to produce;

•	the price at which our lessees are able to sell the coal;

•	our lessees’ timely receipt of payment from their customers; and

•	our timely receipt of payments from our lessees.

In addition, the actual amount of cash that we will have available for distribution will depend on other factors including:

•	the level of capital expenditures we make;

•	the cost of acquisitions, if any;

•	our debt service requirements;

•	fluctuations in our working capital needs;

•	restrictions on distributions contained in our debt agreements;

•	prevailing economic conditions; and

•	the amount of cash reserves established by our general partner in its sole discretion for the proper conduct of our business.

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

As of December 31, 2012, our total outstanding long-term indebtedness was approximately $1.5 billion. While we are permitted by our partnership agreement to incur debt to pay distributions to our unitholders, our payment of principal and interest on such indebtedness will reduce our cash available for distribution to our unitholders. Furthermore, our leverage, various limitations in the agreements governing our revolving credit facility (“Revolver”), other restrictions governing our indebtedness and the indentures governing our senior notes (“Senior Notes”) may reduce our ability to incur additional indebtedness, to engage in some transactions and to capitalize on acquisition or other business opportunities.

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

The indentures governing our outstanding Senior Notes and credit agreement governing our Revolver and any agreements governing our other future indebtedness contain or may contain various covenants limiting our ability and the ability of our specified subsidiaries to, among other things:

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

Risks Related to Our Natural Gas Eastern Midstream and Midcontinent Midstream Businesses

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

Fluctuations in energy prices can greatly affect production rates and investments by third parties in the development of new oil and natural gas reserves. Drilling activity and production generally decreases as oil and natural gas prices decrease. We have no control over the level of drilling activity in our areas of operations, the amount of reserves underlying the wells and the rate at which production from a well will decline. In addition, we have no control over producers or their production decisions, which are affected by, among other things, prevailing and projected energy prices, demand for hydrocarbons, the level of reserves, geological considerations, governmental regulation and the availability and cost of capital.

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

The profitability of certain activities in our natural gas midstream business is dependent upon prices and market demand for natural gas and NGLs, which are beyond our control and have been volatile.

A portion of our Midcontinent Midstream natural gas business is subject to significant risks due to fluctuations in natural gas commodity prices. During 2012, our Midcontinent Midstream segment generated a portion of its revenues from two types of contractual arrangements under which our gross margin is exposed to increases and decreases in the price of natural gas and NGLs — gas purchase/keep-whole and percentage-of-proceeds arrangements. See Item 1, “Business — Contracts — Natural Gas Midstream Segment.” This risk is mitigated by our increasing volumes under fixed fee contracts.

Virtually all of the system throughput volumes in our Crescent System and Hamlin System are processed under percentage-of-proceeds arrangements. The system throughput volumes in our Panhandle System are processed primarily under either percentage-of-proceeds or gas purchase/keep-whole arrangements. Under both types of arrangements, we provide gathering and processing services for natural gas received. Under percentage-of-proceeds arrangements, we generally sell the NGLs produced from the processing operations and the remaining residue gas at market prices and remit to the producers an agreed upon percentage of the proceeds based on either an index price or the price actually received for the gas and NGLs. Under these arrangements, revenues and gross margins decline when natural gas prices and NGL prices decrease. Accordingly, a decrease in the price of natural gas or NGLs could have a material adverse effect on our business, results of operations or financial condition. Under gas purchase/keep-whole arrangements, we generally buy natural gas from producers based upon an index price and then sell the NGLs and the remaining residue gas to third parties at market prices. Because the extraction of the NGLs from the natural gas during processing reduces the volume and economic value of the natural gas available for sale, profitability is dependent on the value of the NGLs and related residue gas being higher than the value of unprocessed natural gas. Under these arrangements, revenues and gross margins decrease when the price of natural gas increases relative to the price of NGLs. Accordingly, a change in the relationship between the price of natural gas and the price of NGLs could have a material adverse effect on our Midcontinent Midstream business, results of operations or financial condition.

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

Future acquisitions and expansions may affect our business by substantially increasing the level of our indebtedness and contingent liabilities and increasing the risks of being unable to effectively integrate these new operations.

From time to time, we evaluate and acquire assets and businesses that we believe complement our existing operations. Acquisitions may require substantial capital or the incurrence of substantial indebtedness and readily available access to debt and equity capital and credit availability have been and continue to be critical factors in our ability to grow. While global financial markets and economic conditions have been disrupted in the past, these conditions have improved more recently. However, if we become unable to finance our future growth expansions in a cost effective manner due to tightened capital markets we may be required to seek alternative financing strategies or revise or cancel our plans. If we consummate future acquisitions, our capitalization and results of operations may change significantly. In the event we complete acquisitions, we may encounter difficulties integrating these acquisitions with our existing businesses without a loss of employees or customers, a loss of revenues, an increase in operating or other costs or other difficulties. In addition, we may not be able to realize the operating efficiencies, competitive advantages, cost savings or other benefits expected from these acquisitions. Moreover, we may incur or assume unanticipated liabilities, losses, or costs associated with the businesses or assets acquired for which we are not indemnified or for which the indemnity is inadequate. Future acquisitions might not generate increases in our cash distributions to our unitholders, and because of the capital used to complete such acquisitions, or the debt incurred, our results of operations may change significantly.

Expanding our natural gas midstream business by constructing new gathering systems, pipelines and processing facilities subjects us to construction risks.

The construction of a new gathering system or pipeline, the expansion of an existing pipeline through the addition of new pipe or compression and the construction of new processing facilities involve numerous regulatory, environmental, political and legal uncertainties beyond our control and require the expenditure of significant amounts of capital. If we do undertake these projects, they may not be completed on schedule, or at all, or at the anticipated cost. A variety of factors outside our control, such as weather, difficulties in obtaining permits or other regulatory approvals, obtaining or renewing rights-of-way, as well as performance by third party contractors, may result in increased costs or delays in construction. Moreover, our revenues may not increase immediately upon the expenditure of funds on a particular project. For example, the construction of gathering facilities requires the expenditure of significant amounts of capital, which may exceed our estimates. Generally, we may have only limited natural gas supplies committed to these facilities prior to their construction. In addition, we may construct facilities to capture anticipated future growth in production in a region in which anticipated production growth does not materialize. As a result, there is the risk that new facilities may not be able to attract enough natural gas throughput or contracted capacity reservation to achieve our expected investment return, which could have a material adverse effect on our business, results of operations or financial condition.

If we do not continue to expand our pipeline systems, our future growth could be limited.

During the past several years, we have constructed several new pipelines, and are currently involved in constructing several pipeline system expansions. Our results of operations and ability to grow and to increase distributable cash flow per unit will depend, in part, on our ability to construct pipeline expansions that are accretive to our distributable cash flow. We may be unable to construct pipeline expansions that are accretive to distributable cash flow for any of the following reasons, among others:

•	we are unable to identify pipeline construction opportunities with favorable projected financial returns; or

•	we are unable to secure sufficient natural gas transportation commitments from potential customers due to competition from other pipeline construction projects or for other reasons.

Further, even if we construct a pipeline expansion that we believe will be accretive, the pipeline may adversely affect our results of operations or results from those projected prior to the commencement of construction.

We are exposed to the credit risk of our natural gas midstream customers, and nonpayment or nonperformance by our customers would reduce our cash flows.

We are subject to risk of loss resulting from nonpayment or nonperformance by our natural gas midstream customers. We depend on a limited number of customers for a significant portion of our natural gas midstream revenues. In 2012, 37% of our total consolidated revenues and 34% of our December 31, 2012 consolidated accounts receivable resulted from four of our natural gas midstream customers. Within the Eastern Midstream segment for 2012, 47% of the segment’s revenues and 33% of the December 31, 2012 accounts receivable for the segment resulted from one customer. Within the Midcontinent Midstream segment for 2012, 42% of the segment’s revenues and 39% of the December 31, 2012 accounts receivable for the segment resulted from three customers. Any nonpayment or nonperformance by our natural gas midstream segment customers would reduce our cash flows.

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

Commodity derivative transactions may limit our potential gains and involve other risks.

In order to manage our exposure to price risks in the marketing of our natural gas and NGLs, we continually monitor commodity prices and when it is opportunistic, we may choose to enter into derivative contracts intended to hedge a portion of our expected exposure. Historically, our hedges are limited in duration, usually for periods of two years or less. These hedging transactions may limit our potential gains if commodity prices were to move in an otherwise favorable direction. We will continue to have direct commodity price risk on the portion of expected production that is not hedged. In trying to maintain an appropriate balance, we may end up hedging too much or too little, depending upon how natural gas or NGL prices fluctuate in the future.

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

Accordingly, our Consolidated Financial Statements have reflected volatility due to derivatives, even when there is no underlying economic impact at that point. In addition, it is not always possible for us to engage in a derivative transaction that completely mitigates our exposure to commodity prices. Our Consolidated Financial Statements may reflect a gain or loss arising from an exposure to commodity prices for which we are unable to enter into a completely effective hedge transaction.

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

These risks could result in substantial losses due to personal injury or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage and may result in curtailment or suspension of our related operations. Our natural gas midstream operations are concentrated in Texas, Oklahoma, Pennsylvania, and West Virginia, and a natural disaster or other hazard affecting these areas could have a material adverse effect on our business, results of operations or financial condition. We are not fully insured against all risks incident to our natural gas midstream business. We do not have property insurance on all of our underground pipeline systems that would cover damage to the pipelines. We are not insured against all environmental accidents that might occur, other than those considered to be sudden and accidental. If a significant accident or event occurs that is not fully insured, it could adversely affect our business, results of operations or financial condition.

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

The natural gas midstream segments have completed a number of acquisitions in recent years. See Note 5 to the Consolidated Financial Statements for a description of our natural gas midstream segments’ material acquisitions. In conjunction with our accounting for these acquisitions, it was necessary for us to estimate the values of the assets acquired and liabilities assumed, which involved the use of various assumptions. The most significant assumptions, and the ones requiring the most judgment, involve the estimated fair values of property, plant and equipment, and the resulting amount of goodwill, if any. Unforeseen changes in operations, the business environment or market conditions could substantially alter management’s assumptions and could result in lower estimates of values of acquired assets or of future cash flows. This could result in impairment charges being recorded in our Consolidated Statements of Operations. For example, during the fiscal year ended December 31, 2012, we recognized a $124.8 million impairment charge related to our tangible and intangible natural gas gathering assets on the North Texas System. The gathering lines and customer contracts were written down to their fair value, which was determined using the income approach and discounting the estimated cash flows of the assets. This is a nonrecurring fair value measurement (see Note 7 to Consolidated Financial Statements) that was triggered by continuing market declines of natural gas prices and lack of drilling in the area.

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

The domestic demand for, and price of, our coal primarily depend on coal consumption patterns of the domestic electric utility industry. Consumption by the domestic electric utility industry is affected by the demand for electricity, environmental and other governmental regulations, technological developments and the price of competing coal and alternative fuel sources, such as natural gas, nuclear, hydroelectric power and other renewable energy sources. In addition, during the last several years, the U.S. coal industry has experienced increased consolidation, which has contributed to the industry becoming more competitive. Increased competition by coal producers or producers of alternate fuels could decrease the demand for, and/or pricing of, our coal, adversely impacting demand for the coal that our lessees produce and thereby reducing our coal royalties revenues. Indirect competition from gas-fired plants that are less expensive to construct and easier to permit has the most potential to displace a significant amount of coal-fired generation in the near term, particularly for older, less efficient coal-powered generators.

The demand for U.S. coal exports is dependent upon a number of factors, including the overall demand for electricity in foreign markets, currency exchange rates, ocean freight rates, the demand for foreign-produced steel both in foreign markets and in the U.S. market (which is dependent in part on tariff rates on steel), general economic conditions in foreign countries, technological developments and environmental and other governmental regulations and any other pressures placed on companies that are connected to the emission of greenhouse gases. Historically, global demand for electricity and steel production has decreased during periods of economic downturn. If there is a worsening of foreign and U.S. economic and financial market conditions, and additional tightening of global credit markets, foreign demand for U.S. coal could decline, causing competition among coal producers in the United States to intensify, potentially resulting in additional downward pressure on domestic coal prices and thereby reducing our coal royalties revenues.

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

During 2012, weaker international and domestic economies, low natural gas prices and mild weather have impacted coal markets and market weakness is expected to continue into 2103. A substantial or extended decline in coal prices could have a material adverse effect on our lessees’ operations (including mine closures) and on the quantities of coal that may be economically produced from our properties. In addition, because a majority of our coal royalties are derived from coal mined on our properties under leases containing royalty rates based on the higher of a fixed base price or a percentage of the gross sales price, our coal royalties revenues could be reduced by such a decline. Such a decline could also reduce our coal services revenues and the value of our coal reserves. Additionally, volatility in coal prices could make it difficult to estimate with precision the value of our coal reserves. The future state of the global economy, including financial and credit markets on coal production levels and prices is uncertain. Depending on the longevity and ultimate severity of this downturn, demand for coal may continue to decline, which could adversely affect production and pricing for coal mined by our lessees, and, consequently, adversely affect the royalty income received by us.

We depend on a limited number of primary operators for a significant portion of our coal royalties revenues and the loss of or reduction in production from any of our major lessees would reduce our coal royalties revenues.

We depend on a limited number of primary operators for a significant portion of our coal royalties revenues. In the year ended December 31, 2012, five primary operators, each with multiple leases, accounted for 73% of our coal royalties revenues and 8% of our total consolidated revenues. If any of these operators enters bankruptcy or decides to cease operations or significantly reduces its production, our coal royalties revenues would be reduced.

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

Our coal reserves decline as our lessees mine our coal and our inability to acquire additional coal reserves that are economically recoverable may have a material adverse effect on the future profitability of our coal business.

Because our reserves decline as our lessees mine our coal, we have historically expanded our coal operations by adding and developing coal reserves in existing, adjacent and neighboring properties and through acquisitions of additional coal reserves that are economically recoverable to replace the reserves we produce. If we are unable to negotiate purchase contracts to replace or increase our coal reserves on acceptable terms, our coal royalties revenues will decline as our coal reserves are eventually depleted and we could, therefore, experience a material adverse effect on our business, results of operations or financial condition. As of December 31, 2012, we owned or controlled approximately 871 million tons of proven or probable coal reserves located in Kentucky, Virginia, West Virginia, Illinois and New Mexico. We anticipate that these reserves will take over 28 years to deplete, based upon 2012 production volumes. Our current business strategy does not contemplate any additional growth in our coal reserve holdings through acquisitions or investments in our existing market areas. See Item 1, “Business — Business Strategy.”

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

One of our lessees has one mine operated by unionized employees. This mine was our third largest mine on the basis of coal production for the year ended December 31, 2012. All of our lessees could become increasingly unionized in the future. If some or all of our lessees’ non-unionized operations were to become unionized, it could adversely affect their productivity due to a potential increase in the risk of work stoppages. In addition, our lessees’ operations may be adversely affected by work stoppages at unionized companies, particularly if union workers were to orchestrate boycotts against our lessees’ operations. Any further unionization of our lessees’ employees could adversely affect the stability of production from our coal reserves and reduce our coal royalties revenues.

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

Global climate change continues to attract considerable public and scientific attention. Several scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases”, or GHG’s, including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere. Legislative attention in the United States is being paid to reducing GHG emissions. Many states have already taken legal measures to reduce emissions of GHGs, primarily through the development of regional GHG cap-and-trade programs.

There are many regulatory approaches currently in effect or being considered to address GHGs, including possible future U.S. treaty commitments, new federal or state legislation that may impose a carbon emissions tax or establish a cap-and-trade program and regulation by the EPA. EPA rules require extensive regulation of GHG emissions from mobile sources and stationary sources, including imposing permitting requirements and obligations to use best available control technology for the reduction of GHG emissions whenever certain stationary sources, such as power plants, are built or significantly modified. Moreover, the EPA has updated pollution standards for fossil fuel power plants and petroleum refineries.

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

To dispose of mining overburden generated from surface mining activities, our lessees often need to obtain government approvals, including CWA Section 404 permits to construct valley fills, stream impoundments, and sediment control ponds. Recently, these Section 404 permits and the Section 404 permitting standard have been the target of increased scrutiny by environmental groups, legislators, the White House, and the EPA which has made it more difficult for miners to obtain, and in some cases maintain, Section 404 permits. In one case, the EPA retroactively rescinded a permit that had been issued. The U.S. Office of Surface Mining and Reclamation is in the process of rewriting the “stream buffer zone rule” which currently requires surface mining operators to minimize soil disturbances and dispose of excess mining spoil away from water sources. If the EPA promulgates a more restrictive stream buffer zone rule, any such additional requirements could impact coal mining operations, particularly in Appalachia, including, for example, by reducing locations where coal mining operations can be conducted or by further restricting common spoil disposal practices. Regulations which dramatically increase the costs of compliance or prohibit our lessees from obtaining new permits could reduce coal production and cash flows, and could ultimately have an adverse effect on our royalty revenues.

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

In addition to federal income taxes, our unitholders will likely be subject to other taxes, including, state and local taxes, non-U.S. taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property, even if unitholders do not live in any of those jurisdictions. Our unitholders will likely be required to file tax returns and pay taxes in some or all of these jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. It is the responsibility of our common unitholders to file all required U.S. federal, state, local, and non-U.S. tax returns.

Item 1B Unresolved Staff Comments

None.

Item 2 Properties

Title to Properties

The following map shows the general locations of our natural gas gathering and processing systems and our coal reserves and related infrastructure investments as of December 31, 2012:

We believe that we have satisfactory title to all of our properties and the associated coal reserves in accordance with standards generally accepted in the coal and natural resource management and natural gas midstream industries.

Facilities

We currently lease our office space in Radnor and Williamsport, Pennsylvania, Irving, Texas, and Kingsport, Tennessee. We own the field office in Charleston, West Virginia. We believe that our properties are adequate for our current needs.

Eastern Midstream and Midcontinent Midstream Segments

Our Eastern Midstream and Midcontinent Midstream natural gas businesses derive revenues primarily from gas processing contracts with natural gas producers and from fees charged for gathering natural gas volumes and providing other related services. We own, lease or have rights-of-way to the properties where the majority of our natural gas midstream facilities are located. We also own a natural gas marketing business, which aggregates third-party volumes and sells those volumes into intrastate pipeline systems and at market hubs accessed by various interstate pipelines.

Our Eastern Midstream and Midcontinent Midstream natural gas operations include natural gas gathering and processing systems. The Eastern Midstream segment includes several natural gas gathering systems located in the Marcellus Shale area in Pennsylvania and West Virginia. We also own a 51% membership interest in Aqua-PVR Water Services LLC, a joint venture that transports and supplies fresh water to natural gas producers drilling in the Marcellus Shale in Pennsylvania. The Midcontinent Midstream segment includes gathering and processing facilities in the Texas/Oklahoma panhandle area. We owned six natural gas processing facilities having 460 MMcfd of total capacity as of December 31, 2012. In addition, we own a 25% membership interest in Thunder Creek, a joint venture that gathers and transports coalbed methane in Wyoming’s Powder River Basin.

As of December 31, 2012, we owned approximately 134 miles of natural gas gathering pipelines, 83 miles of natural gas trunkline pipelines, and 42 miles of fresh water pipelines in the Eastern Midstream segment. In the Midcontinent Midstream segment we owned approximately 4,541 miles of natural gas gathering pipelines. A discussion of our more prominent and evolving systems for each segment follows.

Eastern Midstream Systems

General. During 2010, we began construction of gathering systems in Wyoming and Lycoming Counties in Pennsylvania. We have completed initial construction of 12-inch gas gathering pipelines in Wyoming County and began gathering natural gas on the system in June 2010. In February 2011, we commenced operations on the first phase of the Lycoming System. In April 2011, we also began construction on the second phase of the Lycoming System, a portion of which became operational in the fourth quarter of 2011. In April of 2012, we began construction on the third phase of the Lycoming System, which became operational by the end of the year. The Lycoming System consists of 53 miles of 30- inch trunkline. Construction and development to provide gathering, compression and related services in Lycoming and Wyoming Counties are ongoing. Below is a listing of the multiple gathering systems that make up the Eastern Midstream Segment.

Chief Gathering Acquisition. In May of 2012, we completed the acquisition of Chief Gathering LLC. This acquisition added 120 miles of gathering pipelines, 350 MMcfd of capacity, and over 300,000 dedicated acres in the Marcellus Shale to the Eastern Midstream System.

Lycoming System

General. The Lycoming System includes a 30” trunkline and associated gathering and compression for Range, Anadarko, Southwest Energy, and Shell. In total, there are 73 miles of pipeline, three market outlets to Transco, and a current capacity of 510 MMcfd. The System gathers gas in Lycoming and Tioga counties in Pennsylvania with eight active compressor and dehydration facilities.

Wyoming System

General. The Wyoming System includes a newly constructed 24” trunkline and associated gathering and compression facilities. In total, there are over 72 miles of pipeline, two active compressor stations, three market outlets to the Tennessee Gas Pipeline, and one market outlet to the Transco pipeline. Gas is being gathered for Citrus, Chief E&P, and Chesapeake with an overall capacity of 665 MMcfd. There are well connect projects and compressor station construction projects in progress.

East Lycoming System

General. The East Lycoming System gathers gas in Lycoming and portions of western Sullivan counties in Pennsylvania. The system is comprised of 41 miles of pipeline; one active compressor station and 120 MMcfd capacity tap into the Transco system. Additional well connect projects and compression are under construction to provide market access for EXCO and XTO.

Bradford System

General. The Bradford System is located in Bradford County, Pennsylvania. The System currently has over 20 miles of gathering pipeline, one active compressor/dehydration facility and 55 MMcfd of capacity into the Tennessee Gas Pipeline. Well connect projects and a capacity expansion of the compressor station is underway to provide market access for Chief E&P and Chesapeake.

Greene County System

General. The Greene County System is a small gathering system in Greene County, Pennsylvania. It includes  1/2 mile of pipeline and a tap into the Columbia Gas system for Chevron. A 15 MMcfd compressor station is under construction and is expected to be in service by the second quarter of 2013.

Preston County System

General. The Preston County System is located in Preston County, West Virginia. There is active construction underway to accommodate a well connect for Enerplus with a tap on the Dominion pipeline.

Eastern Midstream Natural Gas Supply. The gathering infrastructure captures current and expected volumes in the Marcellus Shale area. The Eastern Midstream Systems deliver the natural gas to local customers and provides avenues for local producers to major pipeline systems such as Transco and Tennessee.

Aqua-PVR Joint Venture

Water Supply. We are a partner in a joint venture that transports and supplies fresh water to natural gas producers drilling in the Marcellus Shale in Pennsylvania. Phases I and II of the water pipeline were placed into service in early 2012. Phase III is nearing completion and will be in service the first quarter of 2013. A new three MMgpd pump station was commissioned in December 2012. The new pump station included a high capacity water intake on the West Branch of the Susquehanna River.

Midcontinent Midstream Systems

Panhandle System

General. The Panhandle System is a natural gas gathering system stretching over eleven counties in the Anadarko Basin of the panhandle region of Texas and Oklahoma. The System consists of approximately 2,088 miles of natural gas gathering pipelines, ranging in size from two to 16 inches in diameter, and four natural gas processing plants. Included in the system is an 11-mile, 10-inch diameter, FERC-jurisdictional residue line.

During 2012, we completed construction of and placed into service one of the four processing facilities. Phase I expansion of the facility was completed in March bringing inlet capacity to 80 MMcfd. Phase II expansion of the same facility was completed in June bringing the total inlet capacity of the plant to 140 MMcfd. This addition to the Panhandle System enables us to meet our current and expected future processing requirements in this area. We are also improving the connectivity between plants to enable us to better utilize our Panhandle processing capabilities and better serve the growing needs of the area producers, including those in the Granite Wash.

All four plants are capable of operating in high ethane recovery mode or in ethane rejection mode and have instrumentation allowing for unattended operation of up to 16 hours per day.

The Panhandle System is comprised of a number of pipeline gathering systems and 43 field compressor stations that gather natural gas, directly or indirectly, to the plants. These gathering systems are located in Beaver, Ellis, Harper, and Roger Mills Counties in Oklahoma and Hansford, Hemphill, Hutchinson, Lipscomb, Ochiltree, Roberts and Wheeler Counties in Texas.

Natural Gas Supply and Markets for Sale of Natural Gas and NGLs. The residue gas from the Antelope Hills plant is delivered into Southern Star Central Gas or Northern Natural Gas pipelines for sale or transportation to market. The NGLs produced at the Antelope Hills plant are delivered into ONEOK Hydrocarbon’s pipeline system for transportation to and fractionation at ONEOK’s Conway fractionator.

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

The residue gas from the Sweetwater plant is delivered into Oklahoma Gas Transmission or ANR pipelines for sale or transportation to market. The NGLs produced at the Sweetwater plant are delivered into ONEOK Hydrocarbon’s pipeline system for transportation and fractionation, with the majority being handled at ONEOK’s Conway fractionator and a portion being delivered to the Mont Belvieu markets.

Crescent System

General. The Crescent System is a natural gas gathering system stretching over seven counties within central Oklahoma’s Sooner Trend. The system consists of approximately 1,724 miles of natural gas gathering pipelines, ranging in size from two to 10 inches in diameter, and the Crescent natural gas processing plant located in Logan County, Oklahoma. Fourteen compressor stations are operating across the Crescent System. We continue to look at potential growth opportunities to service the Mississippian Lime formation.

The Crescent plant is a NGL recovery plant with current capacity of approximately 40 MMcfd. The Crescent facility also includes a gas engine-driven generator which is routinely operated, making the plant self-sufficient with respect to electric power. The cost of fuel (residue gas) for the generator is borne by the producers under the terms of their respective gas contracts.

Natural Gas Supply and Markets for Sale of Natural Gas and NGLs. The gas supply on the Crescent System is primarily gas associated with the production of oil, or “casinghead gas,” from the mature Sooner Trend. Wells in this region producing casinghead gas are generally characterized as low volume, long-lived producers of gas with large quantities of NGLs. The Crescent plant’s connection to the Enogex and ONEOK Gas Transportation pipelines for residue gas and the ONEOK Hydrocarbon pipeline for NGLs gives the Crescent System access to a variety of market outlets.

Hamlin System

General. The Hamlin System is a natural gas gathering system stretching over eight counties in West Central Texas. The system consists of approximately 516 miles of natural gas gathering pipelines, ranging in size from two to 12 inches in diameter and with current capacity of approximately 20 MMcfd, and the Hamlin natural gas processing plant located in Fisher County, Texas. Eight compressor stations are operating across the system. We continue to look at potential growth opportunities to service the emerging Cline formation.

Natural Gas Supply and Markets for Sale of Natural Gas and NGLs. The gas on the Hamlin System is primarily casinghead gas associated with the production of oil. The Hamlin System delivers the residue gas from the Hamlin plant into the Enbridge or Atmos pipelines. The NGLs produced at the Hamlin plant are delivered into TEPPCO’s pipeline system.

Coal Reserves and Production

As of December 31, 2012, we owned or controlled approximately 871 million tons of proven and probable coal reserves located in Illinois, Indiana, Kentucky, New Mexico, Tennessee, Virginia and West Virginia. Our coal reserves are in various surface and underground mine seams located on the following properties:

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

Our lessees mine coal using both underground and surface methods. As of December 31, 2012, our lessees operated 45 surface mines and 53 underground mines. Approximately 43% of the coal produced from our properties in 2012 came from underground mines and 57% came from surface mines. Most of our lessees use the continuous mining method in their underground mines located on our properties. In continuous mining, main airways and transportation entries are developed and remote-controlled continuous miners extract coal from “rooms,” leaving “pillars” to support the roof. Shuttle cars transport coal to a conveyor belt for transportation to the surface. In several underground mines, our lessees use two continuous miners running at the same time, also known as a supersection, to improve productivity and reduce unit costs.

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

The following tables set forth production data for the periods presented and reserve information with respect to each of our properties for the period presented (tons in millions):

	Production for Year Ended December 31,
Property	2012	2011	2010
Central Appalachia	13.9	19.7	18.2
Northern Appalachia	4.0	3.9	4.0
Illinois Basin	3.7	4.7	4.2
San Juan Basin	8.6	10.1	8.1

Total	30.2	38.4	34.5

	Proven and Probable Reserves as of December 31, 2012
Property	Underground	Surface	Total	Steam	Metallurgical	Total
Central Appalachia	462.4	188.3	650.7	556.3	94.4	650.7
Northern Appalachia	21.6	—	21.6	21.6	—	21.6
Illinois Basin	180.3	7.9	188.2	188.2	—	188.2
San Juan Basin	—	10.5	10.5	10.5	—	10.5

Total	664.3	206.7	871.0	776.6	94.4	871.0

Of the approximately 871 million tons of proven and probable coal reserves to which we had rights as of December 31, 2012, we owned the mineral interests and the related surface rights to 416 million tons, or 48%, and we owned only the mineral interests to 283 million tons, or 32%. We leased the mineral rights to the remaining 172 million tons, or 20%, from unaffiliated third parties and, in turn, subleased these reserves to our lessees. For the reserves we lease from third parties, we pay royalties to the owner based on the amount of coal produced from the leased reserves. Additionally, in some instances, we purchase surface rights or otherwise compensate surface right owners for mining activities on their properties. In 2012, our aggregate expenses to third-party surface and mineral owners were $12.0 million.

The following table sets forth the coal reserves we owned and leased with respect to each of our coal properties as of December 31, 2012 (tons in millions):

Property	Owned	Leased	Total Controlled
Central Appalachia	508.9	141.8	650.7
Northern Appalachia	21.6	—	21.6
Illinois Basin	159.9	28.3	188.2
San Juan Basin	8.4	2.1	10.5

Total	698.8	172.2	871.0

The following table sets forth our coal reserve activity for the periods presented and ended (tons in millions):

	2012	2011	2010
Reserves - beginning of year	893.3	803.7	828.6
Purchase of coal reserves	1.6	113.8	11.4
Tons mined by lessees	(30.2)	(38.4)	(34.5)
Revisions of estimates and other	6.3	14.2	(1.8)

Reserves - end of year	871.0	893.3	803.7

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

We classify low sulfur coal as coal with a sulfur content of less than 1.0%, medium sulfur coal as coal with a sulfur content between 1.0% and 1.5% and high sulfur coal as coal with a sulfur content of greater than 1.5%. Compliance coal is that portion of low sulfur coal that meets compliance standards for the CAA. As of December 31, 2012, approximately 23% of our reserves met compliance standards for the CAA and 35% were low sulfur. The following table sets forth our estimate of the sulfur content and the typical clean coal quality of our recoverable coal reserves as of December 31, 2012 (tons in millions):

		Sulfur Content					Typical Clean Coal Quality
		Reserves as of December 31, 2012					Heat Content
Property	Compliance (1)	Low Sulfur (2)	Medium Sulfur	High Sulfur	Sulfur Unclassified	Total	BTU per Pound (3)	Sulfur (%)	Ash (%)
Central Appalachia	199.0	294.9	191.0	74.7	90.1	650.7	14,041	1.04	6.50
Northern Appalachia	—	—	—	21.6	—	21.6	12,900	2.58	8.80
Illinois Basin	—	—	—	188.2	—	188.2	11,034	2.39	8.32
San Juan Basin	—	6.9	2.9	0.7	—	10.5	9,200	0.89	17.80

Total	199.0	301.8	193.9	285.2	90.1	871.0

(1)	Compliance coal is low sulfur coal which, when burned, emits less than 1.2 pounds of sulfur dioxide per million BTU. Compliance coal meets the sulfur dioxide emission standards imposed by Phase II of the CAA without blending in other coals or using sulfur dioxide reduction technologies. Compliance coal is a subset of low sulfur coal and is, therefore, also reported within the amounts for low sulfur coal.
(2)	Includes compliance coal.
(3)	As-received BTU per pound includes the weight of moisture in the coal on an as sold basis.

The following table shows the proven and probable coal reserves we leased to mine operators by property as of December 31, 2012 (tons in millions):

	Proven and Probable Reserves As of December 31, 2012
Property	Total Controlled	Leased to Operators	Percentage Leased
Central Appalachia	650.7	632.3	97%
Northern Appalachia	21.6	21.0	97%
Illinois Basin	188.2	42.8	23%
San Juan Basin	10.5	10.5	100%

Total	871.0	706.6	81%

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

We own royalty interests in approximately 6.4 Bcfe of proved oil and gas reserves located in Kentucky, Tennessee, Virginia and West Virginia.

Item 3 Legal Proceedings

In the ordinary course of business, we are involved in various claims and legal proceedings. We are generally unable to predict the timing or outcome of these claims and proceedings. Based upon our evaluation of existing claims and proceedings and the probability of losses relating to such contingencies, we have accrued certain amounts relating to such claims and proceedings, none of which are considered material.

On July 24, 2012, the Pennsylvania Department of Environmental Protection (“PA DEP”) presented the Partnership’s subsidiary, PVR Marcellus Gas Gathering, LLC, with a proposed Consent Assessment of Civil Penalty totaling approximately $0.2 million in connection with alleged erosion and sediment control violations incurred during construction of its pipelines and related facilities in Lycoming County, Pennsylvania. We are in discussions with the PA DEP regarding the proposed penalty. The timing or outcome of these discussions cannot be reasonably determined at this time.

Item 4 Mine Safety Disclosures

Not applicable.

Part II

Item 5 Market for the Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common units are traded on the NYSE under the symbol “PVR.” The high and low sales prices (composite transactions) and distributions declared related to each fiscal quarter in 2012 and 2011 were as follows:

Quarter Ended	High	Low	Cash Distribution Declared
December 31, 2012	$26.28	$22.27	$0.55
September 30, 2012	$26.00	$23.61	$0.54
June 30, 2012	$26.33	$21.84	$0.53
March 31, 2012	$27.50	$21.34	$0.52
December 31, 2011	$26.94	$21.13	$0.51
September 30, 2011	$28.05	$20.85	$0.50
June 30, 2011	$28.31	$24.00	$0.49
March 31, 2011	$29.10	$24.41	$0.48

Equity Holders

As of December 31, 2012, there were 183 record holders and approximately 62,324 beneficial owners of our common units. There is no established trading market for our Class B Units or our Special Units. As of December 31, 2012, our Class B Units were held by one holder of record and our Special Units were held by one holder of record.

Common Unitholder Return Performance Presentation

The performance graph below compares the cumulative total unitholder return on our common units with the cumulative total returns on the Standard & Poor’s 500 Index (the “S&P 500 Index”) and the Alerian MLP Total Return Index (the “Alerian Total Return Index”). The Alerian Total Return Index is a composite of the 50 most prominent energy master limited partnerships and limited liability companies, as determined by Standard & Poor’s using a float-adjusted market capitalization methodology. The graph assumes an investment of $100 in our common units, and in each of the S&P 500 Index and the Alerian Total Return Index on December 31, 2007 and reinvestment of all dividends and distributions. The results shown in the graph are based on historical data and should not be considered indicative of future performance.

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
PVR Partners, L.P	100.0	50.5	107.9	153.3	148.8	165.0
S&P 500 Total Return Index	100.0	63.0	79.7	91.7	93.6	108.6
Alerian MLP Total Return Index	100.0	63.1	111.3	151.2	172.2	180.4

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

Item 6 Selected Financial Data

The following selected historical financial information was derived from our Consolidated Financial Statements as of December 31, 2012, 2011, 2010, 2009 and 2008, and for each of the years then ended. The selected financial data should be read in conjunction with our Consolidated Financial Statements and the accompanying Notes and Supplementary Data in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data”:

	2012	2011	2010	2009	2008
	(in thousands, except per unit data)
Statement of Income Data:
Revenues (1)	$1,007,754	$1,159,975	$864,136	$656,704	$881,580
Expenses (1)	$1,012,351	$1,006,404	$742,551	$550,779	$768,408

Operating income (loss)	$(4,597)	$153,571	$121,585	$105,925	$113,172
Net income (loss)	$(70,622)	$96,343	$64,187	$62,911	$102,598
Net income (loss) attributable to PVR Partners, L.P.	$(70,622)	$97,007	$37,144	$37,879	$52,686

Common Unit Data:
Net income (loss) per limited partner unit, basic and diluted (2)	$(1.43)	$1.45	$0.97	$0.99	$1.38
Distributions paid (3)	$176,256	$135,296	$122,024	$120,450	$108,263
Distributions paid per unit (3)	$2.10	$1.94	$1.88	$1.88	$1.82

Balance Sheet and Other Financial Data:
Property, plant and equipment, net	$1,989,346	$1,282,297	$971,046	$900,844	$895,119
Total assets (4)	$2,998,709	$1,593,992	$1,304,205	$1,219,063	$1,227,674
Long-term debt	$1,490,000	$841,000	$708,000	$620,100	$568,100
Cash flows provided by operating activities	$145,261	$190,330	$178,450	$158,214	$137,187
Additions to property, plant and equipment	$1,362,531	$376,602	$124,116	$80,677	$332,028

Other Statistical Data:
Eastern Midstream:
Gathered volumes (MMcfd)	389	74	10	—	—
Trunkline volumes (MMcfd) (5)	197	40	—	—	—
Midcontinent Midstream:
Daily throughput volumes (MMcfd)	432	421	346	332	270
Coal and Natural Resource Management:
Coal royalty tons (in thousands)	30,214	38,357	34,512	34,330	33,690

(1)	In 2012, we incurred two impairment charges, $124.8 million related to our North Texas Gathering System and $8.7 million related to our equity investment in Thunder Creek. We also sold the Crossroads Gathering System for a gain of $31.3 million. Both of the impairments and the sale of Crossroads were incurred in our Midcontinent Midstream segment. In 2010, 2009 and 2008, we recorded $27.8 million, $72.5 million and $127.9 million of natural gas midstream revenue and $27.8 million, $72.5 million and $127.9 million for the cost of midstream gas purchased related to the purchase of natural gas from PVOG LP, a subsidiary of Penn Virginia Corporation and considered a related party company up to June 7, 2010, and the subsequent sale of that gas to third parties. We took title to the gas prior to transporting it to third parties. These transactions do not impact the gross margin, nor do they impact operating income.
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
(3)	Distributions paid and Distributions paid per unit have been retroactively restated to only include the amounts paid to public unitholders of PVR and PVG’s common units. The distributions paid are consistent with the distributions to partners noted in the consolidated statements of cash flows. The distributions paid per unit represent the distributions declared and paid by PVR for the noted time periods.
(4)	Total assets for the year ended December 31, 2012 include PVR’s Chief acquisition, which expanded our coverage and operations in the Marcellus Shale region. The 2011 amounts include PVR’s Middle Fork acquisition, which expanded our geographic scope in the Central Appalachian coal region. During 2012, 2011 and 2010, we increased internal growth project spending in our Marcellus and Panhandle Systems to expand our natural gas gathering and operational footprint in these areas.
(5)	Trunkline volumes include a significant portion of gathered volumes.

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

Overview of Business

We are a publicly traded Delaware limited partnership that is principally engaged in the gathering and processing of natural gas and the management of coal and natural resource properties in the United States. We currently conduct operations in three business segments which are as follows:

•

Eastern Midstream — Our Eastern Midstream segment is engaged in providing natural gas gathering, and other related services in Pennsylvania and West Virginia. In addition, we own membership interests in a joint venture that transports fresh water to natural gas producers.

•

Midcontinent Midstream — Our Midcontinent Midstream segment is engaged in providing natural gas processing, gathering services, and other related services. In addition, we own membership interests in a joint venture that gathers and transports natural gas. These processing and gathering systems are located primarily in Oklahoma and Texas.

•

Coal and Natural Resource Management — Our Coal and Natural Resource Management segment primarily involves the management and leasing of coal properties and the subsequent collection of royalties. We also earn revenues from other land management activities, such as selling standing timber, leasing coal-related infrastructure facilities and collecting oil and gas royalties.

Our operating income (loss) was $(4.6) million in 2012, compared to $153.6 million in 2011 and $121.6 million in 2010. In 2012, our Eastern Midstream segment contributed $25.4 million to our operating income, our Midcontinent Midstream segment reduced operating income by $(101.9) million, and our Coal and Natural Resource Management segment contributed $71.9 million to operating income.

Eastern Midstream Segment Overview

As of December 31, 2012, we owned and operated natural gas midstream assets located in Pennsylvania and West Virginia including approximately 134 miles of natural gas gathering pipelines, 83 miles of natural gas trunkline pipelines, and 42 miles of fresh water pipelines. Our Eastern Midstream segment earns revenues primarily from fees charged to producers for natural gas gathering, compression and other related services. During 2010, we began construction of gathering systems in Wyoming and Lycoming Counties in Pennsylvania. In June 2010, we commenced operations on the Wyoming County system, which consists of 72 miles of gathering pipelines. In February 2011, we commenced operations on the first phase of the Lycoming County system. In April 2011, we also began construction on the second phase of the Lycoming County system, a portion of which became operational in the fourth quarter of 2011. In April of 2012, we began construction on the third phase of the Lycoming County system, which became operational by the end of the year. The Lycoming County system consists of 53 miles of 30- inch trunkline. In May of 2012, we completed the acquisition of Chief Gathering LLC, adding 120 miles of gathering pipelines, 350 MMcfd of capacity and over 300,000 dedicated acres in the Marcellus Shale to the Eastern Midstream segment. In the fourth quarter of 2012, we commenced operation of Wyoming Pipeline, which consists of 30 miles of 24-inch diameter natural gas trunkline. Construction and development to provide gathering, compression and related services in Lycoming and Wyoming Counties are ongoing.

In 2012, average gathered volumes on our Eastern Midstream systems were approximately 389 MMcfd, while our average trunkline volumes were approximately 197 MMcfd. These average flow rates have increased from 2011 average gathered volumes of 74 MMcfd and average trunkline volumes of 40 MMcfd. A significant volume of gas flows through both gathering and trunkline systems. The annual increase in volumes is attributed to both the Chief Acquisition and completion of internal growth projects. Gathered and trunkline volumes for the quarter ended March 31, 2012 were 210 MMcfd and 92 MMcfd, respectively. Compared with gathered and trunkline volumes of 562 MMcfd and 405 MMcfd, respectively, for the quarter ended December 31, 2012.

In September 2011, we entered into a joint venture to construct and operate a pipeline system to supply fresh water to natural gas producers drilling in the Marcellus Shale in Pennsylvania. The 12-inch diameter steel pipeline will largely parallel the trunkline of our existing gathering system in Lycoming County. Phases I and II of the water pipeline were placed into service in early 2012. Phase III is nearing completion and will be in service during the first quarter of 2013. A new three MMgpd pump station was commissioned in December 2012. The new pump station included a high capacity water intake on the West Branch of the Susquehanna River. As of December 31, 2012, our cumulative contributions to the joint venture were $41.0 million.

We continually seek new supplies of natural gas both to offset the natural declines in production from the wells currently connected to our systems and to increase system throughput volumes. New natural gas supplies are obtained for all of our systems by contracting for production from new wells, connecting new wells drilled on dedicated acreage and contracting for natural gas that has been released from competitors’ systems. In 2012, our Eastern Midstream natural gas segment made aggregate capital expenditures of $1.5 billion, primarily related to the Chief Acquisition and our expansion of the Marcellus Systems due to growth opportunities in those areas.

Midcontinent Midstream Segment Overview

As of December 31, 2012, we owned and operated natural gas midstream assets located in Oklahoma and Texas including six natural gas processing facilities having 460 MMcfd of total capacity and approximately 4,541 miles of natural gas gathering pipelines. Our Midcontinent Midstream natural gas business earns revenues primarily from gas processing contracts with natural gas producers and from fees charged for gathering natural gas volumes and providing other related services. In addition, we are a partner in a joint venture that gathers natural gas. We also own a natural gas marketing business, which aggregates third-party volumes and sells those volumes into interstate and intrastate pipeline systems and at market hubs accessed by various interstate pipelines.

System throughput volumes at our gas processing plants and gathering systems, including gathering only volumes, were approximately 432 MMcfd in 2012, compared to 421 MMcfd in 2011.

We continually seek new supplies of natural gas both to offset the natural declines in production from the wells currently connected to our systems and to increase system throughput volumes. New natural gas supplies are obtained for all of our systems by contracting for production from new wells, connecting new wells drilled on dedicated acreage and contracting for natural gas that has been released from competitors’ systems. In 2012, Midcontinent Midstream natural gas segment made aggregate capital expenditures of $132.6 million, primarily related to our expansion of the Panhandle System due to growth opportunities in those areas.

Coal and Natural Resource Segment Overview

As of December 31, 2012, we owned or controlled approximately 871 million tons of proven and probable coal reserves in Central and Northern Appalachia, the Illinois Basin and the San Juan Basin. We enter into long-term leases with experienced, third-party mine operators, providing them the right to mine our coal reserves in exchange for royalty payments. We actively work with our lessees to develop efficient methods to exploit our reserves and to maximize production from our properties. We do not operate any mines. In 2012, our lessees produced 30.2 million tons of coal from our properties and paid us coal royalties revenues of $114.1 million, for an average royalty per ton of $3.78. Approximately 75% of our coal royalties revenues in 2012 was derived from coal mined on our properties under leases containing royalty rates based on the higher of a fixed base price or a percentage of the gross sales price. The balance of our coal royalties revenues for the respective periods was derived from coal mined on our properties under leases containing fixed royalty rates that escalate annually.

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

Key Developments

Eastern Midstream Segment

On May 17, 2012, we purchased the membership interests of Chief Gathering (“Chief Gathering”) from Chief E&D Holdings LP, for a purchase price of approximately $1.0 billion (“Chief Acquisition”), payable in a combination of $849.3 million in cash and fair value of $191.3 million in a new class of limited partner interests in us (“Special Units”). The Special Units are substantially similar to our common units except that we will neither pay nor accrue distributions on the Special Units for six consecutive quarters following their issuance. The Special Units automatically convert to common units, on a one-for one basis, on the first business day after the record date for distributions with respect to the quarter ending September 30, 2013. The Special Units are subject to early conversion by us or a holder of Special Units in connection with certain events. See Note 6 “PVR Unit Offerings” in the Notes to the Consolidated Financial Statements for a description of the conversion rights and distribution rights applicable to the Special Units.

Chief Gathering owned and operated six natural gas gathering systems serving over 300,000 dedicated acres in the Marcellus Shale, located in the north central Pennsylvania counties of Lycoming, Bradford, Susquehanna, Sullivan, Wyoming and Greene and in Preston County, West Virginia. This transaction resulted in a major expansion of our pipeline systems in our Eastern Midstream segment.

We financed the cash portion of the purchase price for the Chief Acquisition through a combination of equity and debt. In May 2012, we received (i) $400 million in cash related to the sale of Class B Units to Riverstone V PVR Holdings, L.P. and Riverstone Global Energy and Power Fund V (FT), L.P., representing a new class of limited partner interests in us, and (ii) $180 million in cash related to the sale of common units to institutional investors in a private placement. We used the proceeds from the sale of the Class B Units and the common units to fund a portion of the cash purchase price for the Chief Acquisition. The remainder of the purchase price was funded by a portion of the $600 million of senior notes issued in a private placement in May 2012. See Note 6 “PVR Unit Offerings” in the Notes to the Consolidated Financial Statements for a description of the conversion rights and distribution rights applicable to the Class B Units.

In the fourth quarter of 2012, we completed construction and commenced commercial operation of a 30-mile long, 24 inch diameter natural gas trunkline serving Marcellus Shale producers in Pennsylvania. The pipeline has a capacity of 750 million cubic feet per day and extends from northern Wyoming County southward to a new connection in Luzerne County with Transco’s interstate pipeline system. We have long term fee-based agreements with five producers for transportation service on the pipeline.

Midcontinent Midstream Segment

During 2012, we completed construction of and placed into service the Antelope Hills processing facility. Phase I expansion of the facility was completed in March bringing inlet capacity to 80 MMcfd. Phase II expansion of the same facility was completed in June bringing the total inlet capacity of the Antelope Hills plant to 140 MMcfd. This addition to the Panhandle System enables us to meet our current and expected future processing requirements in this area. We are also improving the connectivity between our Antelope Hills, Beaver and Sweetwater plants to enable us to better utilize our Panhandle processing capabilities and better serve the growing needs of the area producers, including those in the Granite Wash.

During the first quarter of 2012, we recognized a $124.8 million impairment charge related to our tangible and intangible natural gas gathering assets located in the southern portion of the Fort Worth Basin of north Texas (the “North Texas Gathering System”). This impairment was triggered by continuing market declines of natural gas prices and lack of drilling in the area. The North Texas Gathering System represented a de minimis amount of our consolidated total revenues.

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

During the fourth quarter of 2012, we recognized an $8.7million impairment charge related to our 25% membership interest in the Thunder Creek joint venture located in Wyoming’s Powder River basin. The intangible assets related to this joint venture were written down to zero. This impairment was triggered by continuing market declines of natural gas prices, lack of coalbed methane drilling in the area and other market factors. Our share of the joint venture earnings, net of intangible amortization and exclusive of the impairment charge, for the year ended December 31, 2012 were $1.1 million, $2.5 million in 2011 and $6.0 million in 2010. Our share of the distributions from the joint venture for the same years was $1.9 million in 2012, $8.2 million in 2011 and $7.0 million in 2010.

Coal and Natural Resource Management Segment

On January 25, 2011, we acquired certain mineral rights and associated oil and gas royalty interests in Kentucky and Tennessee for approximately $95.7 million. The mineral rights included approximately 67.7 million tons of coal reserves. The coal is primarily steam coal and expands our geographic scope in the Central Appalachia coal region.

2012 Commodity Prices

The average commodity prices for natural gas, NGLs, condensate and crude oil decreased in 2012 from levels experienced in 2011. Revenues, profitability and the future rate of growth of our Midcontinent Midstream segment is highly dependent on market demand and prevailing NGL and natural gas prices. NGL and natural gas prices have been subject to significant volatility in recent years in response to changes in the supply and demand for NGL products and natural gas. This volatility is somewhat mitigated by the growing fee-based business in the Eastern Midstream segment. We continually monitor commodity prices and when it appears opportunistic, we may choose to use derivative financial instruments to hedge NGLs sold and natural gas purchased. As of December 31, 2012, we had no open derivative positions hedging commodity prices. In January 2013, we entered into a crude oil swap to hedge condensate volumes. The term of the swap covers February 2013 through December 2013, the notional amount is 500 barrels per day at a swap price of $94.80 per barrel.

Coal royalties, which accounted for 84% of the Coal and Natural Resource Management segment revenues for year ended December 31, 2012, were lower compared to 2011. The decrease was attributed to reduced demand for coal from our lessees’ customers due to the mild winter and lower natural gas prices.

PVR Equity Issuance

In November 2012, we issued 7.5 million common units representing limited partner interests in PVR in a registered public offering. Total net proceeds of approximately $165.7 million were used to repay a portion of the Revolver.

Results of Operations

Consolidated Review

The following table presents summary consolidated operating results for the periods presented:

	Year Ended December 31,
	2012	2011	2010
Revenues	$1,007,754	$1,159,975	$864,136
Expenses	(1,012,351)	(1,006,404)	(742,551)

Operating income (loss)	(4,597)	153,571	121,585
Other income (expense)	(66,025)	(57,228)	(57,398)

Net income (loss)	(70,622)	96,343	64,187
Net loss (income) attributable to noncontrolling interests, pre-merger	—	664	(27,043)

Net income (loss) attributable to PVR Partners, L.P.	$(70,622)	$97,007	$37,144

Eastern Midstream Segment

Year Ended December 31, 2012 Compared With Year Ended December 31, 2011

The following table sets forth a summary of certain financial and other data for our Eastern Midstream segment and the percentage change for the periods presented:

	Year Ended December 31,		Favorable (Unfavorable)	% Change Favorable (Unfavorable)
	2012	2011
Financial Highlights
Revenues
Gathering fees	$46,975	$8,716	$38,259	439%
Trunkline fees	47,002	17,454	29,548	169%
Other	5,373	—	5,373	N/A

Total revenues	99,350	26,170	73,180	280%

Expenses
Operating	7,332	1,499	(5,833)	(389%)
General and administrative	9,854	1,238	(8,616)	(696%)
Acquisition related costs	14,049	—	(14,049)	N/A
Depreciation and amortization	42,713	4,243	(38,470)	(907%)

Total operating expenses	73,948	6,980	(66,968)	(959%)

Operating income	$25,402	$19,190	$6,212	32%

Operating Statistics
Gathered volumes (MMcfd)	389	74	315	426%
Trunkline volumes (MMcfd)	197	40	157	393%

Revenues

Gathering and trunkline fees have increased due to the significant increase in volumes. The volume growth and related revenue growth reflects the expansion of business on our existing Lycoming and Wyoming systems, as well as the acquisition of Chief Gathering LLC. In February 2011, we commenced operations on the first phase of the Lycoming County system. In April 2011, we also began construction on the second phase of the Lycoming County system, a portion of which became operational in the fourth quarter of 2011. In April of 2012, we began construction on the third phase of the Lycoming County system, which became operational by the end of the year. The Lycoming County system consists of 53 miles of 30- inch trunkline. In May of 2012, we completed the acquisition of Chief Gathering LLC, adding 120 miles of gathering pipelines, 350 MMcfd of capacity and over 300,000 dedicated acres in the Marcellus Shale to the Eastern Midstream segment. In the fourth quarter of 2012, we commenced operation of Wyoming Pipeline, which consists of 30 miles of 24-inch diameter natural gas trunkline.

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

Expenses

Consistent with the increase in revenues, operating expenses for the segment increased primarily due to expansion projects and the Chief Acquisition.

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

Year Ended December 31, 2011 Compared With Year Ended December 31, 2010

The following table sets forth a summary of certain financial and other data for our Eastern Midstream segment and the percentage change for the periods presented:

	Year Ended December 31,		Favorable (Unfavorable)	% Change Favorable (Unfavorable)
	2011	2010
Financial Highlights
Revenues
Gathering fees	$8,716	$507	$8,209	1619%
Trunkline fees	17,454	118	17,336	14692%

Total revenues	26,170	625	25,545	4087%

Expenses
Operating	1,499	212	(1,287)	(607%)
General and administrative	1,238	—	(1,238)	N/A
Depreciation and amortization	4,243	384	(3,859)	(1005%)

Total operating expenses	6,980	596	(6,384)	(1071%)

Operating income	$19,190	$29	$19,161	66072%

Operating Statistics
Gathered volumes (MMcfd)	74	10	64	640%
Trunkline volumes (MMcfd)	40	—	40	N/A

Revenues

During 2010, we began construction of gathering systems in Wyoming and Lycoming Counties in Pennsylvania. We have completed initial construction of 12-inch gas gathering pipelines in Wyoming County and began gathering natural gas on the system in June 2010. In February 2011, we commenced operations on the first phase of the Lycoming County system. In April 2011, we also began construction on the second phase of the Lycoming County system, a portion of which became operational in the fourth quarter of 2012. Construction and development to provide gathering, compression and related services in Lycoming and Wyoming Counties is ongoing. The increase in revenues is due to increased reservation fees on the trunkline pipelines and volumes gathered on the expanded and completed projects in the Marcellus Shale area.

Expenses

Operating expenses increased due to our expansion projects. The related costs of these facilities included increased costs of labor, supplies and property tax.

General and administrative expenses increased due to the establishment of a management team and an office in Williamsport, Pennsylvania. Labor and related benefit costs accounted for the majority of the increase.

Depreciation and amortization expenses increased primarily due to capital expansions.

Midcontinent Midstream Segment

Year Ended December 31, 2012 Compared With Year Ended December 31, 2011

The following table sets forth a summary of certain financial and other data for our Midcontinent Midstream segment and the percentage change for the periods presented:

	Year Ended December 31,		Favorable (Unfavorable)	% Change (Unfavorable)
	2012	2011
Financial Highlights
Revenues
Natural gas	$315,242	$426,690	$(111,448)	(26%)
Natural gas liquids	424,538	500,658	(76,120)	(15%)
Gathering fees	6,856	11,693	(4,837)	(41%)
Other	25,087	5,811	19,276	332%

Total revenues	771,723	944,852	(173,129)	(18%)

Expenses
Cost of gas purchased	630,345	817,937	187,592	23%
Operating	44,209	38,945	(5,264)	(14%)
General and administrative	22,409	21,560	(849)	(4%)
Impairments	124,845	—	(124,845)	N/A
Depreciation and amortization	51,829	47,956	(3,873)	(8%)

Total operating expenses	873,637	926,398	52,761	6%

Operating income (loss)	$(101,914)	$18,454	$(120,368)	(652%)

Operating Statistics
Daily throughput volumes (MMcfd)	432	421	11	3%

Revenues

Natural gas revenues decreased primarily due to prices. The annual average New York Mercantile Exchange (“NYMEX”) natural gas spot price decreased 32%, from $4.09 in 2011 to $2.79 in the comparable period of 2012. The decrease in natural gas revenues was partially offset by an increase in natural gas volumes. The increase in natural gas volumes was due to processing plants running in ethane (an NGL) rejection mode, which caused less natural gas shrink due to processing and more natural gas to be passed along to consumers. Given the low ethane prices in the latter part of the year, it was not economical to process the ethane component out of the natural gas and more advantageous to sell it as part of the natural gas stream.

NGL and condensate revenues decreased primarily due to the prices received. Our annual average realized price received for a hypothetical NGL barrel sold in the Conway, Kansas, market decreased 29% from $47.39 in 2011 to $33.84 in the comparable period of 2012. NGL and condensate prices have significant fluctuations based on market conditions in certain areas. The decrease was partially offset due to an increase in processed volumes related to the increased processing capacity on the system, the Antelope Hills Plant expansion, offset partially by decreased ethane production due to plants running in ethane rejection mode.

Gathering fees decreased due to a reduction of throughput volumes on our North Texas system, as well as reduced commitment fees received.

Other revenues included a gain on sale of plant, earnings from a natural gas gathering joint venture in Wyoming and marketing fees we earned from selling natural gas. The increase in other revenues was primarily due to the sale of our Crossroads natural gas gathering system and processing plant (the “Crossroads Sale”) on July 3, 2012 for net proceeds of $62.3 million after transaction costs. The Crossroads system, located in the southeastern portion of Harrison County in east Texas, included approximately eight miles of gas gathering pipeline, an 80 MMcfd cryogenic processing plant, approximately 20 miles of NGL pipeline, and a 50% ownership in an approximately 11-mile gas pipeline. A gain on sale of assets of $31.3 million was recognized. Offsetting this increase were lower earnings from our joint venture, which had decreased volumes, and an impairment charge. Decreased volumes from the lack of coalbed methane drilling, natural gas prices and other market factors served as an indication that the Thunder Creek joint venture may be impaired. During the fourth quarter of 2012, we recognized an $8.7 million impairment charge related to our 25% membership interest in the Thunder Creek joint venture located in Wyoming’s Powder River basin. The intangible assets related to this joint venture were written down to zero. Additionally, the loss of a significant marketing contract in the last half of 2011 contributed to the decrease.

Expenses

Cost of gas purchased consisted of amounts payable to third-party producers for natural gas purchased under percentage-of-proceeds and gas purchase/keep-whole contracts. The amounts we pay producers fluctuate each period due to the volumes related to each type of processing contract. Recently, we have entered into more fee based contracts to reduce our commodity exposure. As noted above, given the decreases in natural gas and NGL prices, payment to third-party producers has decreased.

Operating expenses increased due to the incremental costs of a new plant and expansion efforts in the Panhandle system during 2012. Related to this expansion were increases in compressor rentals, chemical and treating expenses. There were also higher employee costs due to increased personnel.

General and administrative expenses increased slightly due to a reduction in the allocation of corporate overhead. We added the Eastern Midstream segment in the second quarter of 2012 due to the Chief Acquisition and our expansion activities in Pennsylvania. As a result of the acquisition and expansion, the new segment assumed a greater portion of the corporate overhead allocation. This reduction is offset by higher employee costs.

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

Year Ended December 31, 2011 Compared With Year Ended December 31, 2010

The following table sets forth a summary of certain financial and other data for our Midcontinent Midstream segment and the percentage change for the periods presented:

	Year Ended December 31,		Favorable (Unfavorable)	% Change Favorable (Unfavorable)
	2011	2010
Financial Highlights
Revenues
Natural gas	$426,690	$359,745	$66,945	19%
Natural gas liquids	500,658	324,310	176,348	54%
Gathering fees	11,693	17,484	(5,791)	(33%)
Other	5,811	9,484	(3,673)	(39%)

Total revenues	944,852	711,023	233,829	33%

Expenses
Cost of gas purchased	817,937	577,813	(240,124)	(42%)
Operating	38,945	32,594	(6,351)	(19%)
General and administrative	21,560	23,235	1,675	7%
Depreciation and amortization	47,956	44,643	(3,313)	(7%)

Total operating expenses	926,398	678,285	(248,113)	(37%)

Operating income	$18,454	$32,738	$(14,284)	(44%)

Operating Statistics
Daily throughput volumes (MMcfd)	421	346	75	22%

Revenues

Natural gas revenues increased primarily due to volumes. The increase in natural gas revenues was partially offset by a decrease in prices. The annual average NYMEX natural gas spot price decreased 7%, from $4.39 in 2010 compared to $4.09 in the comparable period of 2011. This and other indices used to settle natural gas sales also decreased.

NGLs and condensate revenues increased due to the increased volumes and prices. The daily throughput volumes on our systems increased by 22% which correlated to increased processed NGL volumes. Our annual average realized price received for a hypothetical NGL barrel for NGLs processed in Conway, Kansas in 2011 was $47.39 compared to $40.10 for the comparable period of 2010. NGL and condensate prices can fluctuate significantly based on market conditions in certain areas. In order to obtain favorable pricing, we sell our NGLs and condensate to several customers in multiple markets, including Mont Belvieu.

Gathering fees decreased due to a reduction of throughput volumes on our North Texas system, as well as reduced commitment fees received.

Other revenues include earnings from a natural gas gathering joint venture in Wyoming and marketing fees we earn from selling natural gas and marketing fees. The decrease in other revenues was primarily due to the loss of a significant marketing contract in the last half of 2011 and lower earnings from our joint venture, which had decreased volumes.

Expenses

Cost of gas purchased consisted of amounts payable to third-party producers for natural gas purchased under percentage-of-proceeds and gas purchase/keep-whole contracts. The amounts we pay producers fluctuate each period due to the volumes related to each type of processing contract. Recently, we have entered into more fee-based contracts to reduce our commodity exposure. Consistent with the increase in revenues for natural gas and NGLs, our payments to producers for their share of the revenues increased. As noted above, this increase was due to the increased throughput volumes and NGL prices.

Operating expenses increased due to our expansion projects and acquisitions. The related costs of these facilities included increased costs of labor, chemicals, compressor rentals, and property tax.

General and administrative expenses decreased slightly as a result of the acceleration of recognized equity compensation in the second quarter of 2010 due to Penn Virginia Corporation’s divestiture of its remaining interest in PVG. Offsetting this decrease are increased costs related to our change in management structure due to the Merger and some shared administrative costs with our former parent, Penn Virginia Corporation, are no longer shared but are now direct costs of the Partnership. Also, we incurred more due diligence costs this year related to acquisitions.

Depreciation and amortization expenses increased primarily due to acquisitions and capital expansions in the Panhandle system.

Coal and Natural Resource Management Segment

Year Ended December 31, 2012 Compared With Year Ended December 31, 2011

The following table sets forth a summary of certain financial and other data for our Coal and Natural Resource Management segment and the percentage change for the periods presented:

	Year Ended December 31,		Favorable (Unfavorable)	% Change Favorable (Unfavorable)
	2012	2011
Financial Highlights
Revenues
Coal royalties	$114,133	$162,915	$(48,782)	(30%)
Other	22,548	26,038	(3,490)	(13%)

Total revenues	136,681	188,953	(52,272)	(28%)

Expenses
Operating	16,775	17,167	392	2%
General and administrative	15,189	18,682	3,493	19%
Depreciation, depletion and amortization	32,802	37,177	4,375	12%

Total expenses	64,766	73,026	8,260	11%

Operating income	$71,915	$115,927	$(44,012)	(38%)

Other data

Coal royalty tons	30,214	38,357	(8,143)	(21%)

Average coal royalties per ton	$3.78	$4.25	$(0.47)	(11%)

Revenues

Coal royalties, which accounted for 84% of the Coal and Natural Resource Management segment revenues for 2012 and 86% for the same period in 2011, were lower in 2012 as compared to 2011. The decrease was a result of less coal being produced by our lessees and lower coal prices. The reduced demand for coal from our lessees’ customers was primarily due to domestic electrical generation switching from coal to natural gas and a mild winter. Coal royalties per ton decreased due to lower demand, decreased production and reduced prices.

Other revenues primarily consist of coal services, oil and gas royalties and timber sales. The decrease in other revenues was primarily due to lower coal services. Throughput fees from coal services decreased, which is consistent with the decrease in coal production.

Expenses

Operating expenses remained relatively constant.

General and administrative expenses decreased primarily due to lower employee related costs and a reduction in the allocation of corporate overhead. The reduction in employee related costs was the result of a decrease in incentive compensation due to the segment’s financial performance in 2012. Corporate overhead decreased primarily due to the addition of the Eastern Midstream segment in the second quarter of 2012. As a result of the expansion, the new segment assumed a greater portion of the corporate overhead allocation.

DD&A expenses decreased for the comparative periods as a result of the decrease in coal production and the related depletion expense.

Year Ended December 31, 2011 Compared With Year Ended December 31, 2010

The following table sets forth a summary of certain financial and other data for our Coal and Natural Resource Management segment and the percentage change for the periods presented:

	Year Ended December 31,		Favorable (Unfavorable)	% Change Favorable (Unfavorable)
	2011	2010
Financial Highlights
Revenues
Coal royalties	$162,915	$130,349	$32,566	25%
Other	26,038	22,139	3,899	18%

Total revenues	188,953	152,488	36,465	24%

Expenses
Operating	17,167	11,437	(5,730)	(50%)
General and administrative	18,682	17,046	(1,636)	(10%)
Depreciation, depletion and amortization	37,177	30,873	(6,304)	(20%)

Total expenses	73,026	59,356	(13,670)	(23%)

Operating income	$115,927	$93,132	$22,795	24%

Other data

Coal royalty tons	38,357	34,512	3,845	11%

Average coal royalties per ton	$4.25	$3.78	$0.47	12%

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

Other revenues primarily consist of coal services, oil and gas royalties and timber sales. Consistent with the increase in coal production, coal services revenues increased in 2011. Timber revenues decreased due to a reduction in timber harvested and average price received per board foot in 2011. These decreases are associated with the depressed construction and furniture making industries. Oil and gas royalty income increased in 2011 due to a settlement against a producer for deductions made on past royalties. The Middle Fork acquisition and the $0.6 million in royalties earned from these properties also contributed to the increase. Another component of the increase related to minimum royalty forfeitures. Based upon lease contracts, which vary by lessee, lessees paying minimum royalties have an established time to recoup minimum royalties paid. If the stated levels of production have not occurred at the exhaustion of that time period, the minimum payments are recognized into earnings.

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

Other

Our other results primarily consist of interest expense and net derivative losses. The following table sets forth a summary of certain financial data for our other results for the periods presented:

	Year Ended December 31,
	2012	2011	2010
Operating income (loss)	$(4,597)	$153,571	$121,585
Other income (expense)
Interest expense	(68,773)	(44,287)	(35,591)
Derivatives	2,291	(13,442)	(22,493)
Other	457	501	686

Net income (loss)	$(70,622)	$96,343	$64,187

Interest Expense. Our consolidated interest expense increased during 2012 primarily due to the issuance of $600.0 million Senior Notes in May 2012. The Senior Notes bear an 8.375% interest rate. The Revolver’s annualized interest rates have been 3.4%, 2.7% and 2.5% for the years ended December 31, 2012, 2011 and 2010. The Senior Notes were issued to partially pay for the Chief Acquisition and pay down a portion of borrowings on the Revolver. Non-cash amortization of debt issuance costs has also increased over the three year period due to the issuance of the Senior Notes and amendment fees on the Revolver.

Our consolidated interest expense for the periods presented is comprised of the following:

	Year Ended December 31,
Source	2012	2011	2010
Interest on Revolver	$(18,474)	$(15,352)	$(11,614)
Interest on Senior Notes	(56,017)	(24,750)	(16,706)
Debt issuance costs and other	(8,364)	(7,527)	(6,572)
Interest rate swaps	—	—	(1,090)
Capitalized interest (1)	14,082	3,342	391

Total interest expense	$(68,773)	$(44,287)	$(35,591)

(1)	Capitalized interest primarily relates to the construction efforts on the Marcellus Shale and Panhandle systems.

Derivatives. Our results of operations and operating cash flows were impacted by changes in market prices for NGLs, crude oil and natural gas, as well as the Interest Rate Swaps. As of December 31, 2012 we had no open derivative positions for commodity prices or interest rates. The activity noted below relate to derivative positions we held in the respective periods.

	Year Ended December 31,
	2012	2011	2010
Interest Rate Swap unrealized derivative gain	$1,433	$7,250	1,000
Interest Rate Swap realized derivative loss	(1,638)	(7,767)	(8,215)
Interest Rate Swap other comprehensive income reclass	743	(334)	(715)
Natural gas midstream commodity unrealized derivative gain (loss)	10,609	5,330	(12,703)
Natural gas midstream commodity realized derivative loss	(8,856)	(17,921)	(1,860)

Total derivative gain (loss)	$2,291	$(13,442)	$(22,493)

In January 2013, we entered into a crude oil swap to hedge condensate volumes. The term of the swap covers February 2013 through December 2013, the notional amount is 500 barrels per day at a swap price of $94.80 per barrel.

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

The following table summarizes our statements of cash flows for the periods presented:

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$(70,622)	$96,343	$64,187
Adjustments to reconcile net income (loss) to net cash provided operating activities (summarized)	228,855	94,229	103,257
Net changes in operating assets and liabilities	(12,972)	(242)	11,006

Net cash provided by operating activities	145,261	190,330	178,450
Net cash used in investing activities	(1,336,174)	(374,227)	(122,787)
Net cash provided by (used in) financing activities	1,196,986	176,573	(59,013)

Net increase (decrease) in cash and cash equivalents	$6,073	$(7,324)	$(3,350)

Cash Flows From Operating Activities

The overall decrease in net cash provided by the operating activities in 2012 as compared to 2011 was primarily driven by an increase in interest expense and payments of acquisition related costs for the Chief Acquisition. Net of the acquisition related costs, consolidated results of operations for the segments slightly decreased. This was caused by a decrease in coal royalties revenue, offset by an increase in the Eastern Midstream segment’s gathering and trunkline revenues. Equity investment distributions in excess of equity earnings also decreased. These decreases were offset by decreased cash derivative payments made on settled derivative positions.

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

Cash Flows From Investing Activities

Net cash used in investing activities was primarily for capital expenditures. In 2012 we received $62.3 million in proceeds from the sale of the Crossroads plant, and made $37.2 million in contributions to joint ventures. The following table sets forth our capital expenditures programs, by segment, for the periods presented:

	Year Ended December 31,
	2012	2011	2010
Eastern Midstream
Acquisitions	$1,040,564	$—	$—
Internal growth	410,621	119,447	49,905
Maintenance	2,418	405	—

Total	1,453,603	119,852	49,905

Midcontinent Midstream
Acquisitions	—	12,243	—
Internal growth	118,083	114,485	46,429
Maintenance	14,537	10,322	14,126

Total	132,620	137,050	60,555

Coal and Natural Resource Management
Acquisitions	$803	$136,694	$27,641
Internal growth	115	1	—
Maintenance	63	484	1,170

Total	981	137,179	28,811

Total capital expenditures	$1,587,204	$394,081	$139,271

Our 2012 capital expenditures primarily consisted of the $1.0 billion Chief Acquisition, as well as internal growth capital in the Eastern Midstream and Midcontinent Midstream segments. The internal growth capital in the Eastern Midstream segment was used to expand the Chief Acquisition assets and existing systems in the area. The internal growth capital in the Midcontinent Midstream segment was used to expand the Panhandle System’s processing capacity and other projects to enable us to better utilize the expanded system and better serve the growing needs of area producers. During 2013, we expect to invest approximately $350 million to $400 million in internal growth capital.

Our 2011 capital expenditures consisted primarily of the Middle Fork acquisition in the Coal and Natural Resources segment and internal growth capital in both the Eastern Midstream and Midcontinent Midstream segments to increase our natural gas gathering and operational footprint.

Our 2010 capital expenditures consisted primarily of internal growth capital used to increase our natural gas gathering and operational footprint in both our Eastern Midstream and Midcontinent Midstream segments. We also added to our reserve base in Northern Appalachia by amending an existing coal mineral lease and from a coal mineral acquisition.

Cash Flows From Financing Activities

During 2012, we issued 16.5 million common units representing limited partner interests in PVR in private and public offerings for $343.4 million, net of issuance costs. We also issued 21.4 million Class B Units for $400.0 million in cash. In addition to the equity, we also issued $600.0 million of Senior Notes.

The $177.7 million proceeds from the private offering, $400.0 million proceeds from the Class B Units, $191.3 millon in value issued in Special Units and $600.0 million proceeds from the Senior Notes were used to fund the Chief Acquisition and pay down a portion of our Revolver.

The $165.7 million of proceeds from the public offering in the fourth quarter were used to pay down a portion of the Revolver.

The debt issuance costs related to both the issuance of Senior Notes and amending the Revolver in connection with the Chief Acquisition. Proceeds from borrowings were used to fund the internal growth capital. Distributions have increased due to both an increase in quarterly distributions and the number of outstanding common units.

In November 2011, we issued 7.0 million common units representing limited partner interests in PVR in a registered public offering. In December 2011, we issued an additional 1.05 million common units after the underwriters exercised in full their option to purchase additional units. Total net proceeds of approximately $189.2 million were used to repay a portion of the Revolver. Offsetting the repayment were funds drawn to finance our acquisitions and internal growth capital. Also during 2011, we amended our Revolver to increase our borrowing capacity to $1.0 billion at a cost of $3.7 million and incurred $6.6 million of costs related to the Merger of PVR and PVG. Distributions have also increased annually due to both an increase in quarterly distributions and the Merger, which increased the number of outstanding units.

During 2010, we amended the Revolver to extend the maturity date and increase our borrowing capacity to $850 million. We also issued $300 million of Senior Notes. The net proceeds from the sale of the Senior Notes were used to repay borrowings under the Revolver. Debt issuance cost related to these events was $19.2 million. Offsetting the repayment were funds drawn to finance our internal growth capital.

In January 2013, we declared a $0.55 per unit quarterly distribution for the three months ended December 31, 2012 paid on February 14, 2013 to unitholders of record at the close of business on February 8, 2013.

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

	Three Months Ended December 31,		Year Ended December 31,
	2012	2011	2012	2011
Reconciliation of Non-GAAP “Segment Adjusted EBITDA” to GAAP “Net income (loss)”:

Segment Adjusted EBITDA (a):
Eastern Midstream	$33,104	$8,886	$82,164	$23,433
Midcontinent Midstream	14,167	15,326	52,168	66,410
Coal and Natural Resource Management	20,541	34,641	104,717	153,104

Total segment adjusted EBITDA	$67,812	$58,853	$239,049	$242,947
Adjustments to reconcile total Segment Adjusted EBITDA to Net income (loss)
Depreciation, depletion and amortization	(43,043)	(24,019)	(127,344)	(89,376)
Impairments on PP&E and equity investments	(8,700)	—	(133,545)	—
Acquisition related costs	—	—	(14,049)	—
Gain on sale of plant	—	—	31,292	—
Interest expense	(23,157)	(10,481)	(68,773)	(44,287)
Derivatives	90	(7,153)	2,291	(13,442)
Other	128	117	457	501

Net income (loss)	$(6,870)	$17,317	$(70,622)	$96,343

Reconciliation of GAAP “Net income (loss)” to Non-GAAP “Distributable cash flow”:
Net income (loss)	$(6,870)	$17,317	$(70,622)	$96,343
Depreciation, depletion and amortization	43,043	24,019	127,344	89,376
Impairments on PP&E and equity investments	8,700	—	133,545	—
Acquisition related costs	—	—	14,049	—
Gain on sale of plant	—	—	(31,292)	—
Derivative contracts:
Derivative losses included in net income	(90)	7,153	(2,291)	13,442
Cash payments to settle derivatives for the period	(1,701)	(6,211)	(10,279)	(25,688)
Equity earnings from joint ventures, net of distributions	2,466	3,825	2,608	8,460
Maintenance capital expenditures	(4,821)	(2,679)	(17,018)	(11,211)
Replacement capital expenditures	(6,725)	(6,725)	(26,900)	(26,900)

Distributable cash flow (b)	$34,002	$36,699	$119,144	$143,822

Distribution to Partners:

Total cash distribution paid during the period	$47,740	$35,600	$176,256	$135,296

(a)	Adjusted EBITDA, or earnings before interest, tax and depreciation, depletion and amortization (“DD&A”), represents operating income plus DD&A, plus impairments, plus acquisition related costs, minus gain on sale of plant. We believe EBITDA or a version of Adjusted EBITDA is commonly used by investors and professional research analysts in the valuation, comparison, rating and investment recommendations of companies in the natural gas midstream and coal industries. We use this information for comparative purposes within the industry. Adjusted EBITDA is not a measure of financial performance under GAAP and should not be considered as a measure of liquidity or as an alternative to net income.
(b)

Distributable cash flow represents net income (loss) plus DD&A, plus impairments, plus acquisition related costs, minus gain on sale of plant, plus (minus) derivative losses (gains) included in net income (loss), plus (minus) cash received (paid) for derivative settlements, minus equity earnings in joint ventures, plus cash distributions from joint ventures, minus maintenance capital expenditures, minus replacement capital expenditures. Distributable cash flow is also the quantitative standard used by investors and professional research analysts in the valuation, comparison, rating and investment recommendations of publicly traded partnerships. Distributable cash flow is presented because we believe it is a useful adjunct to net cash provided by operating activities under GAAP. Distributable cash flow is not a measure of financial performance under GAAP and should not be considered as an alternative to cash flows from operating, investing or financing activities, as an indicator of cash flows, as a measure of liquidity or as an alternative to net income.

Distributable cash flow for 2012 of $119.1 million was $24.7 million, or 17% lower, than the $143.8 million of distributable cash flow in 2011 primarily due to:

•	$24.5 million increase in interest expense

•	$3.9 million decrease in consolidated Adjusted EBITDA by segment

•	$48.4 million of the decrease related to the Coal and Natural Resources segment due to lower coal royalties; and

•	$14.2 million of the decreased related to the Midcontinent Midstream segment due to lower natural gas and NGL prices; offset by

•	$58.7 million increase related to the Eastern Midstream segments due to increased gathered volumes

•	$5.9 million decrease in equity earnings from joint ventures, net of distributions, due to lower distributions received

•	$5.8 million increase in maintenance capital.

These decreases in distributable cash flow were partially offset by:

•	$15.4 million decrease in cash payments to settle derivatives

The Adjusted EBITDA and distributable cash flow, as noted, are not measures of financial performance under GAAP and should not be considered as a measure of liquidity or as an alternative to net income. They are however calculated in a similar way to our debt covenant calculations. The debt covenant calculations consider additional adjustments when deriving the Revolver defined EBITDA. These adjustments relate to material projects and other items that we are able to make pro forma calculations for and adjust the balance of EBITDA, and resulting leverage ratios.

Sources of Liquidity

Long-Term Debt

Revolver. As of December 31, 2012, net of outstanding indebtedness of $590.0 million and letters of credit of $7.9 million, we had remaining borrowing capacity of $402.1 million on the Revolver. The Revolver is available to provide funds for general partnership purposes, including working capital, capital expenditures, acquisitions and quarterly distributions. The weighted average interest rate on borrowings outstanding under the Revolver during 2012 was approximately 3.4%. We do not have a public rating for the Revolver. As of December 31, 2012, we were in compliance with all covenants under the Revolver.

On February 21, 2013, we entered into the third amendment to the amended and restated credit agreement modifying the Revolver’s Maximum Leverage Ratio covenant to allow us to maintain a ratio of Consolidated Total Indebtedness (as defined in the Revolver amendment), calculated as of the end of each fiscal quarter for the four quarters than ended, of not more than (i) 6.50 to 1.0 commencing with fiscal period ending June 30, 2012 through the fiscal period ending December 31, 2012; (ii) 5.75 to 1.0 commencing with fiscal period ending March 31, 2013 through the fiscal period ending June 30, 2013; (iii) 5.50 to 1.0 commencing with the fiscal period ending September 30, 2013 through the fiscal period ending December 31, 2013; and (iv) 5.25 to 1.0 commencing with the fiscal period ending March 31, 2014, and for each fiscal period thereafter.

Senior Notes. In May 2012, we sold $600.0 million of senior notes due on June 1, 2020 with an annual interest rate of 8.375% (the “Senior Notes”), payable semi-annually in arrears on June 1 and December 1 of each year. The Senior Notes were sold at par, equating to an effective yield to maturity of approximately 8.375%. The Senior Notes are senior to any subordinated indebtedness, and are effectively subordinated to all of our secured indebtedness including the Revolver to the extent of the collateral securing that indebtedness. The obligations under the Senior Notes are fully and unconditionally guaranteed by our current and future subsidiaries which are also guarantors under the Revolver.

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

Common Units. In May 2012, we sold 9.0 million common units to institutional investors in a private placement in the amount of $177.7 million, net of offering costs.

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

Common Units. In November 2012, we sold 7.5 million common units representing limited partner interests in PVR in a registered public offering. Total net proceeds of approximately $165.7 million were used to repay a portion of the Revolver.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2012:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 years
Revolver	$590,000	$—	$—	$590,000	$—
Senior notes	900,000	—	—	—	900,000
Asset retirement obligations (1)	2,526	—	369	—	2,157
Interest expense (2)	566,646	93,987	187,974	155,749	128,936
Natural gas midstream activities (3)	24,196	12,105	12,091	—	—
Rental commitments (4)	24,353	4,654	9,052	5,941	4,706
Contingency payments (5)	3,543	1,072	2,471	—	—

Total contractual obligations (6)	$2,111,264	$111,818	$211,957	$751,690	$1,035,799

(1)	The undiscounted balance was approximately $7.7 million at December 31, 2012.
(2)	Represents estimated interest payments that will be due under the Revolver, which matures April 19, 2016, the 8.25% $300 million Senior Notes that mature on April 15, 2018, and the 8.375% $600 million Senior Notes that mature on June 1, 2020.
(3)	Commitments for natural gas midstream activities related to firm transportation agreements.
(4)	Primarily relates to equipment and building leases and leases of coal reserve-based properties which we sublease, or intend to sublease, to third parties.
(5)	Represent the accreted contingency payments related to the purchase price for coal reserves in Northern Appalachia. The undiscounted contingency payments are $5.2 million.
(6)	Total contractual obligations do not include anticipated 2012 capital expenditures.

Off-Balance Sheet Arrangements

We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of December 31, 2012, the material off-balance sheet arrangements and transactions that we have entered into included operating lease arrangements, firm transportation agreements, and on occasion letters of credit, all of which are customary in our business. See Contractual Obligations summarized above for more detail related to the value of off-balance sheet arrangements. We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

As of December 31, 2012 and 2011, our environmental liabilities were $0.9 million and $0.8 million, which represents our best estimate of the liabilities as of those dates related to our Eastern Midstream and Midcontinent Midstream natural gas businesses and Coal and Natural Resource Management business. We have reclamation bonding requirements with respect to certain unleased and inactive properties. Given the uncertainty of when a reclamation area will meet regulatory standards, a change in this estimate could occur in the future. For a summary of the environmental laws and regulations applicable to our operations, see Item 1, “Business — Government Regulation and Environmental Matters.”

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

Commodity Pricing and Volumes

Our margins in the Midcontinent Midstream segment are the difference between our natural gas midstream revenues and our cost of midstream gas purchased. Natural gas midstream revenues include residue gas sold from processing plants after NGLs are removed, NGLs sold after being removed from system throughput volumes received, condensate collected and sold and gathering and other fees primarily from natural gas volumes connected to our gas processing plants. We recognize revenues from the sale of NGLs and residue gas when we sell the NGLs and residue gas produced at our gas processing plants. We recognize gathering revenues based upon actual volumes delivered. Cost of midstream gas purchased consists of amounts payable to third-party producers for natural gas purchased under percentage-of-proceeds and gas purchase/keep-whole contracts.

Our revenues in the Eastern Midstream segment are based upon volumes delivered.

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

Coal properties are depleted on an area-by-area basis at a rate based on the cost of the mineral properties and the number of tons of estimated proven and probable coal reserves contained therein. Proven and probable coal reserves have been estimated by our own geologists. Our estimates of coal reserves are updated periodically and may result in adjustments to coal reserves and depletion rates that are recognized prospectively. From time to time, we carry out core-hole drilling activities on our coal properties in order to ascertain the quality and quantity of the coal contained in those properties. These core-hole drilling activities are expensed as incurred. We deplete timber using a methodology consistent with the units-of-

production method, which is based on the quantity of timber harvested. We determine depletion of oil and gas royalty interests by the units-of-production method and these amounts could change with revisions to estimated proved recoverable reserves. When we retire or sell an asset, we remove its cost and related accumulated depreciation and amortization from our Consolidated Balance Sheets. Upon sale, we record the difference between net book value, net of any assumed asset retirement obligation, and proceeds from disposition as a gain or loss.

Intangible assets are primarily associated with assumed contracts, customer relationships and rights-of-way. These intangible assets are amortized over periods of up to 26 years, the period in which benefits are derived from the contracts, customer relationships and rights-of-way, and are combined with property, plant and equipment and are reviewed for impairment. See Note 11 to the Consolidated Financial Statements for a more detailed description of our intangible assets.

Derivative Activities

From time to time, we enter into derivative financial instruments to mitigate our exposure to natural gas, crude oil and NGL price volatility. The derivative financial instruments, which are placed with financial institutions that we believe are of acceptable credit risks, take the form of collars and swaps. All derivative financial instruments are recognized in our Consolidated Financial Statements at fair value. The fair values of our derivative instruments are determined based on discounted cash flows derived from quoted forward prices. We continually monitor commodity prices and when it is opportunistic we may choose to enter into condensate, natural gas or NGL price hedging arrangements with respect to a portion of our expected exposure. All derivative transactions are subject to our risk management policy, which has been reviewed and approved by our board of directors. As of December 31, 2012, we had no open derivative positions. In January 2013, we entered into a crude oil swap to hedge condensate volumes. The term of the swap covers February 2013 through December 2013, the notional amount is 500 barrels per day at a swap price of $94.80 per barrel.

We recognize changes in fair value in earnings currently in the derivatives line on the Consolidated Statements of Operations. We have experienced and could continue to experience significant changes in the estimate of unrealized derivative gains or losses recognized due to fluctuations in the value of derivative contracts. The results of operations are affected by the volatility of mark-to-market gains and losses and changes in fair value, which fluctuate with changes in natural gas, crude oil, NGL prices and interest rates. These fluctuations could be significant in a volatile pricing environment. See Note 8 to the Consolidated Financial Statements for a further description of our derivatives program.

Equity Investments

We use the equity method of accounting to account for our membership interest in various joint ventures, recording the initial investment at cost. Subsequently, the carrying amounts of the investments are increased to reflect our share of income of the investees and capital contributions, and are reduced to reflect our share of losses of the investees and distributions received from the investees as the joint ventures report them. Our share of earnings or losses from these joint ventures is included in other revenues on the Consolidated Statements of Operations. Other revenues also include amortization of the amount of the equity investments that exceed our portion of the underlying equity in net assets. We record this amortization over the life of the contracts acquired, currently 14 years.

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

We have completed a number of acquisitions in recent years. See Note 5 to the Consolidated Financial Statements for a description of our material acquisitions. In conjunction with our accounting for these acquisitions, it was necessary for us to estimate the values of the assets acquired and liabilities assumed, which involved the use of various assumptions. The most significant assumptions, and the ones requiring the most judgment, involve the estimated fair values of property, plant and equipment, intangibles and the resulting amount of goodwill, if any. Changes in operations, further decreases in commodity prices, changes in the business environment or market conditions could substantially alter management’s assumptions and could result in lower estimates of values of acquired assets or of future cash flows. If these events occur, it is reasonably possible that we could record a significant impairment loss on our Consolidated Statements of Operations.

Price Risk

In order to manage our exposure to price risks in the marketing of our natural gas and NGLs, we continually monitor commodity prices and when it is opportunistic we may choose to enter into condensate, natural gas or NGL price hedging arrangements with respect to a portion of our expected exposure. Historically, our hedges are limited in duration, usually for periods of two years or less. Historically, we have utilized derivative financial instruments (such as futures, forwards, option contracts and swaps) to seek to mitigate the price risks associated with fluctuations in natural gas, NGL and crude oil prices as they relate to our natural gas midstream businesses. The derivative financial instruments are placed with major financial institutions that we believe are of acceptable credit risk. The fair values of our price risk management activities are significantly affected by fluctuations in the prices of natural gas, NGLs, and crude oil.

At December 31, 2012, we had no open derivative contracts to hedge commodity prices. Therefore, no derivative assets or liabilities were reported as of December 31, 2012. In January 2013, we entered into a crude oil swap to hedge condensate volumes. The term of the swap covers February 2013 through December 2013, the notional amount is 500 barrels per day at a swap price of $94.80 per barrel. We neither paid nor received collateral with respect to our derivative position. No significant uncertainties related to the collectability of amounts owed to us exist with regard to settled but unpaid derivatives, which expired in 2012.

Our exposure profile with respect to commodity prices depends on many factors, including inlet volumes, plant operational efficiencies, contractual terms, and the price relationship between ethane and natural gas. We anticipate operating our plants in “ethane rejection” for the entirety of 2013. Under this operational mode, we estimate that for every $1.00 per MMBtu increase or decrease in the natural gas price, our natural gas midstream gross margin and operating income in 2013 would increase or decrease by $9.2 million, all other factors remaining constant. Similarly, for every $5.00 per barrel increase or decrease in crude oil prices, with all other factors remaining constant, and excluding the effect of the 2013 crude oil derivative described above, we estimate that our natural gas midstream gross margin and operating income would increase or decrease by $1.8 million. For every $0.10 per gallon increase in the price of ethane with all other factors remaining constant, we estimate that our gross margin and operating income will decrease by $4.5 million while operating in ethane rejection. Finally, for every $0.10 per gallon increase in the price of other NGLs with all other factors remaining constant, we estimate that our gross margin and operating income will increase by $3.2 million.

Interest Rate Risk

At December 31, 2012, we had no open derivative contracts related to interest rates. As of December 31, 2012, we had $590.0 million of outstanding indebtedness under the Revolver, which carries a variable interest rate throughout its term. During 2012, we had in place Interest Rate Swaps to establish fixed interest rates on a portion of the outstanding indebtedness under the Revolver. From January 2011 thru December 2012, the notional amounts of the Interest Rate Swaps totaled $100.0 million, with us paying a fixed rate of 2.09% on the notional amount, and the counterparties paying a variable rate equal to the three-month LIBOR. Our total indebtedness at December 31, 2012 under the Revolver and Senior Notes is $1.5 billion. The Senior Notes are fixed rate debt instruments of $300.0 million at 8.25% and $600.0 million at 8.375%. Thus, 60% of our December 31, 2012 outstanding indebtedness has a fixed interest rate. The remaining 40% of our outstanding indebtedness, which is under the Revolver, is subject to a variable interest rate, primarily the LIBOR rate. A 1% increase in short-term interest rates on the floating rate debt outstanding under the Revolver as of December 31, 2012 would costs us approximately $5.9 million in additional interest expense per year.

Customer Credit Risk

We are exposed to the credit risk of our customers and lessees. In 2012, 37% of our total consolidated revenues and 34% of our December 31, 2012 consolidated accounts receivable resulted from four of our natural gas midstream customers. Within the Eastern Midstream segment for 2012, 47% of the segment’s revenues and 33% of the December 31, 2012 accounts receivable for the segment resulted from one customer. Within the Midcontinent Midstream segment for 2012, 42% of the segment’s revenues and 39% of the December 31, 2012 accounts receivable for the segment resulted from three customers. No significant uncertainties related to the collectability of amounts owed to us exist in regard to these natural gas midstream customers.

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

To mitigate the risks of nonperformance by our customers, we perform ongoing credit evaluations of our existing customers. We monitor individual customer payment capability in granting credit arrangements to new customers by performing credit evaluations, seek to limit credit to amounts we believe the customers can pay, and maintain reserves we believe are adequate to cover exposure for uncollectable accounts. As of December 31, 2012, no receivables were collateralized, and we had recorded a $0.3 million allowance for doubtful accounts in the Midcontinent Midstream segment, and $1.6 million allowance for doubtful accounts in the Coal and Natural Resource Management segment.

Future Accounting Pronouncements

On December 20, 2012, the Financial Accounting Standards Board (FASB) issued a Proposed Accounting Standards Update on Financial Instruments, Credit Losses (PASU). This proposal is designed to replace the current impairment model (which focuses on incurred credit events) with a model that focuses on expected credit risks. This model will take into consideration a broader range of reasonable and supportable information. In other words, the objective is to replace models focused on incurred losses with models focused on expected losses. The PASU defines financial instruments as debt instruments classified at amortized cost, debt instruments classified at fair value with qualifying changes in fair value recognized in other comprehensive income, receivables that result from revenue transactions, reinsurance receivables, lease receivables and loan commitments.

Item 8 Financial Statements and Supplementary Data

PVR PARTNERS, L.P. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners of

PVR Partners, L.P.:

We have audited the accompanying consolidated balance sheets of PVR Partners, L.P., a Delaware limited partnership, and subsidiaries (the Partnership) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and partners’ capital for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PVR Partners, L.P. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PVR Partners, L.P.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2013, expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas

February 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners of

PVR Partners, L.P.:

We have audited PVR Partners, L.P.’s (the Partnership) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A(b) herein). Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, PVR Partners, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PVR Partners, L.P. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and partners’ capital for each of the years in the three-year period ended December 31, 2012, and our report dated February 27, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Houston, Texas

February 27, 2013

PVR PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

	Year Ended December 31,
	2012	2011	2010
Revenues
Natural gas	$315,242	$426,690	$359,745
Natural gas liquids	424,538	500,658	324,310
Gathering fees	53,831	20,409	17,991
Trunkline fees	47,002	17,454	118
Coal royalties	114,133	162,915	130,349
Other	53,008	31,849	31,623

Total revenues	1,007,754	1,159,975	864,136

Expenses
Cost of gas purchased	630,345	817,937	577,813
Operating	68,316	57,611	44,243
General and administrative	47,452	41,480	44,595
Acquistion related costs	14,049	—	—
Impairments	124,845	—	—
Depreciation, depletion and amortization	127,344	89,376	75,900

Total expenses	1,012,351	1,006,404	742,551

Operating income (loss)	(4,597)	153,571	121,585

Other income (expense)
Interest expense	(68,773)	(44,287)	(35,591)
Derivatives	2,291	(13,442)	(22,493)
Other	457	501	686

Net income (loss)	(70,622)	96,343	64,187

Net loss (income) attributable to noncontrolling interests, pre-merger (Note 1)	—	664	(27,043)

Net income (loss) attributable to PVR Partners, L.P.	$(70,622)	$97,007	$37,144

Earnings (loss) per common unit, basic and diluted	$(1.43)	$1.45	$0.97

Weighted average number of common units outstanding, basic and diluted	86,222	66,342	38,293

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2012	2011	2010

Net income (loss)	$(70,622)	$96,343	$64,187
Reclassification adjustment for derivative activities	(743)	334	1,804

Comprehensive income (loss)	$(71,365)	$96,677	$65,991

See accompanying notes to consolidated financial statements.

PVR PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit amounts)

	December 31, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$14,713	$8,640
Accounts receivable, net of allowance for doubtful accounts	133,546	101,340
Assets held for sale	11,450	—
Other current assets	5,446	5,640

Total current assets	165,155	115,620

Property, plant and equipment	2,479,802	1,689,256
Accumulated depreciation, depletion and amortization	(490,456)	(406,959)

Net property, plant and equipment	1,989,346	1,282,297

Equity investments	97,553	81,162
Goodwill	70,283	—
Intangible assets, net	620,600	70,665
Other long-term assets	55,772	44,248

Total assets	$2,998,709	$1,593,992

Liabilities and Partners’ Capital
Current liabilities
Accounts payable and accrued liabilities	$197,034	$124,082
Deferred income	3,788	3,416
Derivative liabilities	—	12,042

Total current liabilities	200,822	139,540

Deferred income	15,212	10,492
Other liabilities	20,256	21,256
Senior notes	900,000	300,000
Revolving credit facility	590,000	541,000
Commitments and contingencies (Note 17)
Partners’ capital
Common units (95,633,319 at December 31, 2012 and 79,032,669 at December 31, 2011)	671,386	580,961
Class B units (22,305,788 at December 31, 2012)	406,553	—
Special units (10,346,257 at December 31, 2012)	194,480	—
Accumulated other comprehensive income	—	743

Total partners’ capital	1,272,419	581,704

Total liabilities and partners’ capital	$2,998,709	$1,593,992

See accompanying notes to consolidated financial statements.

PVR PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2012	2011	2010

Cash flows from operating activities
Net income (loss)	$(70,622)	$96,343	$64,187
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of plant	(31,292)	—	—
Depreciation, depletion and amortization	127,344	89,376	75,900
Impairments	124,845	—	—
Derivative Contracts:
Total derivative losses (gains)	(2,291)	13,442	23,583
Cash payments to settle derivatives	(10,279)	(25,688)	(10,075)
Non-cash interest expense	5,824	5,779	5,278
Non-cash unit-based compensation	4,428	3,845	6,172
Equity earnings, net of distributions received and impairment	11,308	8,460	3,274
Other	(1,032)	(985)	(875)
Changes in operating assets and liabilities
Accounts receivable	(28,892)	(3,536)	(15,462)
Accounts payable and accrued liabilities	10,082	6,011	20,600
Deferred income	5,092	(694)	2,913
Other assets and liabilities	746	(2,023)	2,955

Net cash provided by operating activities	145,261	190,330	178,450

Cash flows from investing activities
Acquisitions	(850,156)	(146,003)	(24,876)
Additions to property, plant and equipment	(512,375)	(230,599)	(99,240)
Joint venture capital contributions	(37,200)	(500)	—
Proceeds from sale of plant	62,271	—	—
Other	1,286	2,875	1,329

Net cash used in investing activities	(1,336,174)	(374,227)	(122,787)

Cash flows from financing activities
Distributions to partners	(176,256)	(135,296)	(122,024)
Net proceeds from equity offering	743,448	189,164	—
Proceeds from issuance of senior notes	600,000	—	300,000
Proceeds from borrowings	574,000	345,500	158,000
Repayments of borrowings	(525,000)	(212,500)	(370,100)
Purchase of PVR limited partner units	—	—	(1,092)
Cash paid for debt issuance costs	(19,206)	(3,675)	(19,177)
Cash paid for merger	—	(6,620)	(4,620)

Net cash provided by (used in) financing activities	1,196,986	176,573	(59,013)

Net increase (decrease) in cash and cash equivalents	6,073	(7,324)	(3,350)
Cash and cash equivalents – beginning of period	8,640	15,964	19,314

Cash and cash equivalents – end of period	$14,713	$8,640	$15,964

Supplemental disclosure:
Cash paid for interest	$75,650	$48,780	$31,833

Noncash investing activities:
Other assets acquired related to acquisition	$4,827	$—	$—
Other liabilities assumed related to acquisition	$33,499	$2,434	$2,765
Contribution of license agreement to joint venture	$—	$4,795	$—
Special units issued as consideration in an acquisition	$191,302	$—	$—

See accompanying notes to consolidated financial statements.

PVR PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands)

	Common Units (1)		Class B Units		Special Units		Accumulated Other Comprehensive Income (loss)	Noncontrolling interest of PVR (2)	Total

Balance at December 31, 2009	38,293	$250,240	—	$—	—	$—	$(544)	$235,907	$485,603

Unit-based compensation	—	—	—	—	—	—	—	6,172	6,172
Loss on issuance of subsidiary units	—	(1,508)	—	—	—	—	—	1,508	—
Purchase of subsidiary units	—	(11,665)	—	—	—	—	—	10,573	(1,092)
Distributions paid	—	(60,565)	—	—	—	—	—	(61,459)	(122,024)
Net income	—	37,144	—	—	—	—	—	27,043	64,187
Other comprehensive income	—	—	—	—	—	—	703	1,101	1,804

Balance at December 31, 2010	38,293	$213,646	—	$—	—	$—	$159	$220,845	$434,650

Unit-based compensation	25	7,750	—	—	—	—	—	—	7,750
Costs associated with merger	—	(11,241)	—	—	—	—	—	—	(11,241)
Units issued to acquire non-controlling interests	32,665	204,537	—	—	—	—	250	(204,787)	—
Public unit offering (Note 4)	8,050	189,164	—	—	—	—	—	—	189,164
Distributions paid	—	(119,902)	—	—	—	—	—	(15,394)	(135,296)
Net income (loss)	—	97,007	—	—	—	—	—	(664)	96,343
Other comprehensive income	—	—	—	—	—	—	334	—	334

Balance at December 31, 2011	79,033	$580,961	—	$—	—	$—	$743	$—	$581,704

Unit-based compensation	117	3,694		—	—	—	—		3,694
Distributions paid	—	(176,256)	927	—	—	—	—		(176,256)
Issuance of units	16,484	343,398	21,379	399,950	10,346	191,302	—		934,650
Other		(8)							(8)
Net income (loss)	—	(80,403)	—	6,603	—	3,178	—		(70,622)
Other comprehensive loss	—	—	—	—	—	—	(743)		(743)

Balance at December 31, 2012	95,633	$671,386	22,306	$406,553	10,346	$194,480	$—		$1,272,419

(1)	The outstanding common units have been adjusted to reflect the effect of the Merger; see Note 1, Organization and Basis of Presentation. PVG unitholders received consideration of 0.98 of a PVR common unit for each PVG common unit.
(2)	Effective with the Merger, see Note 1, Organization and Basis of Presentation, noncontrolling interests no longer exist and have become part of common units.

See accompanying notes to consolidated financial statements.

PVR PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

PVR Partners, L.P. is a publicly traded Delaware master limited partnership, the common units representing limited partner interests which are listed on the New York Stock Exchange (“NYSE”) under ticker symbol “PVR.” As used in these Notes to Consolidated Financial Statements, the “Partnership,” “PVR,” “we,” “us” or “our” mean PVR Partners, L.P. and, where the context requires, includes our subsidiaries.

We are principally engaged in the gathering and processing of natural gas and the management of coal and natural resource properties in the United States. We currently conduct operations in three business segments: (i) Eastern Midstream, (ii) Midcontinent Midstream and (iii) Coal and Natural Resource Management.

•

Eastern Midstream — Our Eastern Midstream segment is engaged in providing natural gas gathering and other related services in Pennsylvania and West Virginia. In addition, we own membership interests in a joint venture that transports fresh water to natural gas producers.

•

Midcontinent Midstream — Our Midcontinent Midstream segment is engaged in providing natural gas gathering, processing, and other related services. In addition, we own membership interests in joint ventures that gather and transport natural gas. These processing and gathering systems are located primarily in Oklahoma and Texas.

•

Coal and Natural Resource Management — Our Coal and Natural Resource Management segment primarily involves the management and leasing of coal properties and the subsequent collection of royalties. We also earn revenues from other land management activities, such as selling standing timber, leasing coal-related infrastructure facilities and collecting oil and gas royalties.

In 2011, we consummated a transaction pursuant to a plan and agreement of merger (the “Merger Agreement”) with PVR, Penn Virginia Resource GP, LLC (“PVR GP”), Penn Virginia GP Holdings, L.P. (“PVG”), PVG GP LLC (“PVR GP”) and PVR Radnor, LLC (“Merger Sub”), a wholly owned subsidiary of PVR. Pursuant to the Merger Agreement our general partner, PVG and PVG GP, were merged into Merger Sub. Subsequently, Merger Sub was merged into PVR GP, with PVR GP being the surviving entity as a subsidiary of PVR. In the transaction, PVG unitholders received consideration of 0.98 PVR common units for each PVG common unit, representing aggregate consideration of approximately 38.3 million PVR common units. The incentive distribution rights held by our general partner were extinguished, the 2% general partner interest in PVR held by PVR’s general partner was converted to a noneconomic management interest and approximated 19.6 million PVR common units owned by PVG were cancelled. The Merger closed on March 10, 2011. After the effective date of the Merger and related transactions, the separate existence of each of PVG, and PVG GP and Merger Sub ceased, and PVR GP survives as a wholly-owned subsidiary of PVR.

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

These financial statements were originally the financial statements of PVG prior to the effective date of the Merger. The Merger was accounted for in accordance with consolidation accounting standards for changes in a parent’s ownership interest in a subsidiary. Under these accounting standards, the exchange of PVG common units for PVR common units was accounted for as a PVG equity issuance and PVG was the surviving entity for accounting purposes. Although PVG was the surviving entity for accounting purposes, PVR is the surviving entity for legal and reporting purposes. The Merger was accounted for as an equity transaction. Therefore, the changes in ownership interests as a result of the Merger did not result in gain or loss recognition.

Effective August 6, 2012 Penn Virginia Resource Partners, L.P. changed its name from Penn Virginia Resource Partners, L.P. to PVR Partners, L.P.

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

Property, Plant and Equipment

Property, plant and equipment consist of our ownership in coal fee mineral interests, our royalty interest in oil and natural gas wells, forestlands, processing facilities, gathering systems, compressor stations and related equipment. Property, plant and equipment are carried at cost and include expenditures for additions and improvements, such as roads and land improvements, which increase the productive lives of existing assets. Maintenance and repair costs are charged to expense as incurred. Renewals and betterments, which extend the useful life of the properties, are capitalized. We compute depreciation and amortization of property, plant and equipment using the straight-line method except for well connects, which generally are depreciated using the accelerated method. The estimated useful life of each asset is as follows:

Useful Life
Gathering systems	7 – 20 years
Compressor stations	3 – 15 years
Processing plants	15 years
Other property and equipment	3 – 20 years

Coal properties are depleted on an area-by-area basis at a rate based on the cost of the mineral properties and the number of tons of estimated proven and probable coal reserves contained therein. Proven and probable coal reserves have been estimated by our own geologists. Our estimates of coal reserves are updated periodically and may result in adjustments to coal reserves and depletion rates that are recognized prospectively. From time to time, we carry out core-hole drilling activities on our coal properties in order to ascertain the quality and quantity of the coal contained in those properties. These core-hole drilling activities are expensed as incurred. We deplete timber using a methodology consistent with the units-of-production method, which is based on the quantity of timber harvested. We determine depletion of oil and gas royalty interests by the units-of-production method and these amounts could change with revisions to estimated proved recoverable reserves. When we retire or sell an asset, we remove its cost and related accumulated depreciation and amortization from our consolidated balance sheet. Upon sale, we record the difference between the net book value, net of any assumed asset retirement obligation (“ARO”), and proceeds from disposition as a gain or loss.

Intangible assets are primarily associated with assumed contracts, customer relationships and rights-of-way. These intangible assets are amortized on a straight-line basis over periods of up to 26 years, the period in which benefits are derived from the contracts, customer relationships and rights-of-way, and are reviewed for impairment along with their associated property, plant and equipment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.

Asset Retirement Obligations

We recognize the fair value of a liability for an asset retirement obligation (“ARO”) in the period in which it is incurred. The determination of fair value is based upon regional market and specific facility type information. The associated asset retirement costs are capitalized as part of the carrying cost of the asset. The long-lived assets for which our AROs are recorded include compressor stations, gathering systems and coal processing plants. The amount of an ARO and the costs capitalized represent the estimated future cost to satisfy the abandonment obligation using current prices that are escalated by an assumed inflation factor after discounting the future cost back to the date that the abandonment obligation was incurred using a rate commensurate with the risk, which approximates our cost of funds. After recording these amounts, the ARO is accreted to its future estimated value using the same assumed rate, and the additional capitalized costs are depreciated over the productive life of the assets. Both the accretion and the depreciation are included in depreciation, depletion and amortization (“DD&A”) expense on our consolidated statements of operations.

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

The Eastern Midstream, Midcontinent Midstream and Coal and Natural Resource Management segments have completed a number of acquisitions in recent years. In conjunction with our accounting for these acquisitions, it was necessary for us to estimate the values of the assets acquired and liabilities assumed, which involved the use of various assumptions. The most significant assumptions, and the ones requiring the most judgment, involve the estimated fair values of property, plant and equipment, intangibles and the resulting amount of goodwill, if any. Changes in operations, further decreases in commodity prices, changes in the business environment or further deteriorations of market conditions could substantially alter management’s assumptions and could result in lower estimates of values of acquired assets or of future cash flows. If these events occur, it is reasonably possible that we could incur a significant impairment loss.

Impairment of Goodwill

Goodwill recorded in connection with a business combination is not amortized, but tested for impairment at least annually. We have the option to make a qualitative assessment of whether it is more likely than not a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If we conclude it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, we do not need to perform the two-step impairment test. If the two-step impairment test is required, the first step of the impairment test is used to identify potential impairment by comparing the fair value of a reporting unit to the book value, including goodwill. If the fair value of a reporting unit exceeds its book value, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is not required. If the book value of a reporting unit exceeds its fair value, the second step of impairment test compares the implied fair value of the reporting unit’s goodwill with the book value of that goodwill. If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The annual impairment testing is performed in the fourth quarter. Based upon the process described above, we have concluded that it is not more likely than not that the fair value of our reporting unit, the Eastern Midstream segment, is less than its carrying amount. Therefore, we did not perform the two-step impairment test and goodwill is not considered impaired.

Equity Investments

We use the equity method of accounting to account for our membership interest in various joint ventures, recording the initial investment at cost. Subsequently, the carrying amounts of the investments are increased to reflect our share of income of the investees and capital contributions, and are reduced to reflect our share of losses of the investees or distributions received from the investees as the joint ventures report them. Our share of earnings or losses from these joint ventures is included in other revenues on the consolidated statements of operations. Other revenues also include amortization of the amount of the equity investments that exceed our portion of the underlying equity in net assets. We record this amortization over the life of the contracts acquired, 14 years. In the event of an impairment of a joint venture, the impairment charge is classified in the same line of the income statement as the equity earnings or loss are recorded, “Other revenues” in the consolidated statement of operations.

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

Concentration of Credit Risk

In 2012, 37% of our total consolidated revenues and 34% of our December 31, 2012 consolidated accounts receivable resulted from four of our natural gas midstream customers. Within the Eastern Midstream segment for 2012, 47% of the segment’s revenues and 33% of the December 31, 2012 accounts receivable for the segment resulted from one customer. Within the Midcontinent Midstream segment for 2012, 42% of the segment’s revenues and 39% of the December 31, 2012 accounts receivable for the segment resulted from three customers. No significant uncertainties related to the collectability of amounts owed to us exist in regard to these natural gas midstream customers. These customer concentrations increase our exposure to credit risk on our receivables, since the financial insolvency of these customers could have a significant impact on our results of operations. As of December 31, 2012, we had recorded a $0.3 million allowance for doubtful accounts in the Midcontinent Midstream segment, and $1.6 million allowance for doubtful accounts in the Coal and Natural Resource Management segment.

Revenues

Natural Gas Midstream Revenues. We recognize revenues from the sale of natural gas liquids (“NGLs”) and residue gas when we sell the NGLs and residue gas produced at our gas processing plants. We recognize gathering and trunkline revenues based upon actual volumes delivered. Due to the time needed to gather information from various purchasers and measurement locations and then calculate volumes delivered, the collection of natural gas midstream revenues may take up to 30 days following the month of production. Therefore, we make accruals for revenues and accounts receivable and the related cost of midstream gas purchased and accounts payable based on estimates of natural gas purchased and NGLs and residue gas sold. We record any differences, which historically have not been significant, between the actual amounts ultimately received or paid and the original estimates in the period they become finalized.

Coal Royalties Revenues and Deferred Income. We recognize coal royalties revenues on the basis of tons of coal sold by our lessees and the corresponding revenues from those sales. Since we do not operate any coal mines, we do not have access to actual production and revenues information until approximately 30 days following the month of production. Therefore, our financial results include estimated revenues and accounts receivable for the month of production. We record any differences, which historically have not been significant, between the actual amounts ultimately received or paid and the original estimates in the period they become finalized. Most of our lessees must make minimum monthly or annual payments that are generally recoupable over certain time periods. These minimum payments are recorded as deferred income. If the lessee recoups a minimum payment through production, the deferred income attributable to the minimum payment is recognized as coal royalties revenues. If a lessee fails to meet its minimum production for certain pre-determined time periods, the deferred income attributable to the minimum payment is recognized as minimum rental revenues, which is a component of other revenues on our consolidated statements of operations. Other liabilities on the balance sheet also include deferred unearned income from a coal services facility lease, which is recognized as other income as it is earned.

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

We have experienced and could continue to experience significant changes in the estimate of unrealized derivative gains or losses recognized due to fluctuations in the value of these commodity derivative contracts. The lack of hedge accounting has no impact on our reported cash flows, although our results of operations are affected by the volatility of mark- to-market gains and losses and changes in fair value, which fluctuate with changes in natural gas, crude oil and NGL prices. These fluctuations could be significant in a volatile pricing environment.

At December 31, 2012, we had no open derivative contracts to hedge commodity prices. Therefore, no derivative assets or liabilities were reported as of December 31, 2012. In January 2013, we entered into a crude oil swap to hedge condensate volumes. The term of the swap covers February 2013 through December 2013, the notional amount is 500 barrels per day at a swap price of $94.80 per barrel.

We entered into interest rate swaps agreements (the “Interest Rate Swaps”) to mitigate our exposure to debt interest expense. During the first quarter of 2009, we discontinued hedge accounting for all of the Interest Rate Swaps. Accordingly, subsequent fair value gains and losses for the Interest Rate Swaps are recognized in the derivatives line item on our consolidated statements of operations. During the year ended December 31, 2012, we reclassified a total net gain of $0.7 million from accumulated other comprehensive income (“AOCI”) to earnings related the Interest Rate Swaps. At December 31, 2012, no gain or loss remained in AOCI to be recognized in the Derivatives line as the Interest Rate Swaps settle. At December 31, 2012, we had no open derivative contracts to hedge interest rates.

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

Net Income (Loss) per Limited Partner Unit

We are required to allocate earnings or losses for a reporting period to our limited partners and the participating securities using the two-class method to compute earnings per unit. The two-class method is an earnings allocation formula that treats participating securities as having rights to earnings that otherwise would have been available to common unitholders. Participating securities may participate in undistributed earnings with common units, whether that participation is conditioned upon the occurrence of a specified event or not. The form of such participation does not have to be a dividend, that is, any form of participation in undistributed earnings would constitute participation by that security, regardless of whether the payment to the security holder was referred to as a dividend. Under this method, our net income (loss) for a reporting period is reduced (or increased) by the amount that has been or will be distributed to our participating security holders. Unvested unit-based payment awards that contain non-forfeitable rights to distributions or distribution equivalents are participating securities and, therefore, are included in the computation of net income (loss) allocable to limited partners pursuant to the two-class method of computing earnings per unit. Class B Units and Special Units participate in the allocation of income, gains and losses with the common units; therefore, these forms of equity are participating securities. Thus, our securities consist of publicly traded common units held by limited partners and participating securities as a result of unit-based compensation and issuance of other classes of equity.

During 2012 and 2011, service-based and performance-based phantom units were granted to employees. We have determined that our unvested service-based phantom unit awards contain non-forfeitable rights to distributions and, therefore, are participating securities. The performance based phantom units contain forfeitable rights to distributions and, therefore, are not participating securities.

Basic and diluted net income (loss) per limited partner unit is computed by dividing net income (loss) allocable to limited partners by the weighted average number of limited partner units outstanding during the period. Diluted net income (loss) per limited partner unit is computed by dividing net income (loss) allocable to limited partners by the weighted average number of limited partner units outstanding during the period and, when dilutive, phantom units, Class B Units and Special Units.

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

Authoritative accounting literature establishes standards for transactions in which an entity exchanges its equity instruments for goods and services. This standard requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. See Note 17, “Unit-Based Payments,” for a more detailed description of our long-term incentive plan.

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

New Accounting Standards

As noted above in this Note, section entitled “Impairment of Long-Lived Assets,” effective January 1, 2012, when reviewing long-lived assets to be held and used, including related tangible assets, we adopted the approach to review qualitative factors (such as, macroeconomic conditions, industry and market considerations, overall financial performance, etc.) to determine whether it is more likely than not (that is, the likelihood of more than 50 percent) that the fair value of those assets is less than their carrying amount, including goodwill, if any. If we determine that it is more likely than not, we recognize an impairment loss if we determine that the carrying amount of an asset exceeds the sum of the undiscounted estimated cash flows. In this circumstance, we recognize an impairment loss equal to the difference between the carrying value and the fair value of the asset. Fair value is estimated to be the present value of future net cash flows from the asset, discounted using a rate commensurate with the risk and remaining life of the asset.

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

3. Impairments

During the first quarter of 2012, we recognized a $124.8 million impairment charge related to our tangible and intangible natural gas gathering assets in the Midcontinent Midstream segment located in the southern portion of the Fort Worth Basin of north Texas (the “North Texas Gathering System”). The gathering lines and customer contracts were written down to their fair value, which was determined using the income approach and discounting the estimated cash flows of the assets. This is a nonrecurring fair value measurement (see Note 7. Fair Value Measurements) that was triggered by continuing market declines of natural gas prices and lack of drilling in the area. The North Texas Gathering System represented a de minimis amount of our consolidated total revenues. The impairment is reported in the statement of operations in the “Impairment” line item.

See Note 10, “Equity Investments” for a discussion of the impairment of our equity investment in Thunder Creek.

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

5. Acquisitions

In the following paragraphs, all references to coal, crude oil and natural gas reserves and acreage acquired are unaudited. The factors we used to determine the fair market value of acquisitions include, but are not limited to, discounted future net cash flows on a risked-adjusted basis, geographic location, and condition of assets.

Business Combinations

Chief Acquisition

On May 17, 2012, we completed our purchase of the membership interests of Chief Gathering LLC (“Chief Gathering”) from Chief E&D Holdings LP, for a purchase price of approximately $1.0 billion (“Chief Acquisition”), payable in a combination of $849.3 million in cash and fair value of $191.3 million in a new class of limited partner interests in us (“Special Units”). The Special Units are substantially similar to our common units, except that we will not pay or accrue any distributions on them until they automatically convert to common units, on a one-for-one basis, on the first business day after the record date for distributions with respect to the quarter ending September 30, 2013. The Special Units are subject to early conversion by us or a holder of Special Units in connection with certain events. See Note 6 for a description of the conversion rights and distribution rights applicable to the Special Units.

Chief Gathering owned and operated six natural gas gathering systems serving over 300,000 dedicated acres in the Marcellus Shale, located in the north central Pennsylvania counties of Lycoming, Bradford, Susquehanna, Sullivan, Wyoming and Greene and in Preston County, West Virginia. This transaction resulted in a major expansion of our pipeline systems in our Eastern Midstream segment.

We financed the cash portion of the purchase price for the Chief Acquisition through a combination of equity and debt. In May 2012, we received (i) $400 million in cash related to the sale of Class B Units to Riverstone V PVR Holdings, L.P. and Riverstone Global Energy and Power Fund V (FT), L.P., representing a new class of limited partner interests in us, and (ii) $180 million in cash, related to the sale of common units to institutional investors in a private placement. We used the proceeds from the sale of the Class B Units and the common units to fund a portion of the cash purchase price for the Chief Acquisition. The remainder of the cash purchase price was funded by a portion of the $600 million of senior notes issued in a private placement in May 2012. See Note 6 for a description of the conversion rights and distribution rights applicable to the Class B Units.

The Chief Acquisition has been accounted for using the purchase method of accounting. Under the purchase method of accounting, the total purchase price has been allocated to the current assets and liabilities and the tangible, intangible and goodwill assets acquired. We completed certain post-closing adjustments with the seller and the appraisal of the assets acquired. Fair values have been developed using recognized business valuation techniques. Below is the detailed allocation of the purchase price allocation:

Purchase Price Allocation

Cash consideration paid for Chief	$849,262
Special units issued as consideration to Chief	191,302

Total purchase price	$1,040,564

Accounts receivable	$4,412
Property, plant and equipment	376,953
Intangible assets	622,000
Goodwill	70,283
Other long-term assets	415
Accounts payable	(33,499)

Total purchase price	$1,040,564

The intangible assets identified in the acquisition represent customer contracts and relationships, all of which are fully amortizable. The amortization periods for these intangibles range from 13 to 26 years.

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

	Years Ended December 31,
	2012	2011
Revenues	$1,021,297	$1,182,381
Net income (loss) attributable to PVR	$(82,696)	$19,060
Net income (loss) per limited partner unit, basic and diluted	$(1.84)	$(0.87)

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

During 2011, we made other acquisitions that individually and in the aggregate are not material for disclosure purposes. The aggregate cost of all other acquisitions was $50.8 million.

6. PVR Unit Offerings

Common Units

In connection with the Chief Acquisition, we sold common units to institutional investors in a private placement in the amount of $177.7 million, net of offering costs.

In November 2012, PVR issued 7.5 million common units representing limited partner interests in PVR in a registered public offering. Total net proceeds of approximately $165.7 million were used to repay a portion of the Revolver.

In November 2011, PVR issued 7.0 million common units representing limited partner interests in PVR in a registered public offering. In December 2011, PVR issued an additional 1.05 million common units after the underwriters exercised in full their option to purchase additional units. Total net proceeds of $189.2 million were used to repay a portion of the Revolver.

Special Units

In connection with the closing of the Chief Acquisition, on May 17, 2012, we issued 10,346,257 Special Units (the “Special Units”). The Special Units are a new class of PVR limited partner interests to Chief E&D Holdings LP with a fair value of $191.3 million and are substantially similar to our common units, except that the Special Units will neither pay nor accrue distributions for six consecutive quarters commencing after the closing of the Chief Acquisition. The Special Units will automatically convert into common units on a one-for-one basis on the first business day after the record date for distributions with respect to the quarter ending September 30, 2013. The Special Units are subject to early conversion by us or a holder of Special Units in connection with certain events, including a sale of all or substantially all of our assets to any third party or a transaction that results in any party, other than the holders of our common units immediately prior to such transaction, acquiring a majority of our common units or other securities of the surviving entity or any voting securities that are not subject to the voting limitations applicable to our common units under our limited partnership agreement or similar restrictions.

Class B Units

In connection with the closing of the Chief Acquisition, on May 17, 2012, we issued 21,378,942 Class B Units (the “Class B Units”). The Class B Units are a new class of PVR limited partner interests issued to Riverstone V PVR Holdings, L.P. and Riverstone Global Energy and Power Fund V (FT), L.P. for $400.0 million. The Class B Units will share equally with our common units with respect to the payment of distributions but, until they convert into common units, such distribution (the “Class B Distribution Amount”) will be paid in additional Class B Units unless we elect to pay the distributions on the Class B Units in cash (the “Class B Unit Distribution”).

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

7. Fair Value Measurement

We present fair value measurements and disclosures applicable to both our financial and nonfinancial assets and liabilities that are measured and reported on a fair value basis. Our financial instruments that are subject to fair value disclosures consist of cash and cash equivalents, accounts receivable, accounts payable, derivative instruments and long-term debt. At December 31, 2012, the carrying values of all these financial instruments, except the long-term debt with fixed interest rates, approximated their fair value. The fair value of floating-rate debt approximates the carrying amount because the interest rates paid are based on short-term maturities. The fair value of our fixed-rate debt is estimated based on the published market prices for the same or similar issues. As of December 31, 2012, the fair value of our fixed-rate debt was $963.8 million.

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

Nonrecurring Fair Value Measurements

We completed the Chief Acquisition on May 17, 2012. We also completed the Middle Fork acquisition on January 25, 2011. See Note 5, “Acquisitions,” for a description of these acquisitions. In connection with our accounting for these acquisitions, it was necessary for us to estimate the values of the assets acquired and liabilities assumed, which involved the use of various assumptions discussed below.

During 2011, we made other acquisitions that also required us to estimate the values of assets acquired and liabilities assumed that individually and in the aggregate are not material. The aggregate cost of all other acquisitions was a net $50.8 million.

The following table summarizes the fair value estimates for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis by category as of the acquisition date:

		Fair Value Measurements during 2012, Using
Description	Fair Value Measurements at Acquisition Date	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Chief property, plant and equipment	$376,953	$—	$—	$376,953
Chief intangible assets	622,000	—	—	622,000
Chief goodwill	70,283	—	—	70,283
Chief other long-term assets	415	—	—	415
Chief working capital	(29,087)	—	—	(29,087)

Total	$1,040,564	$—	$—	$1,040,564

		Fair Value Measurements during 2011, Using
Description	Fair Value Measurements at Acquisition Date	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Middle Fork assets (1)	$97,776	$—	$—	$97,776
Middle Fork liabilities (1)	(2,060)	—	—	(2,060)
Other acquisitions, net (2)	50,787	—	—	50,787

Total	$146,503	$—	$—	$146,503

(1)	The Middle Fork assets and liabilities were acquired on January 25, 2011. A portion of the purchase price allocation, $0.5 million, was paid in 2010 as an escrow payment.
(2)	Other acquisitions were completed during the year and include both the assets acquired and liabilities assumed.

In conjunction with the 2012 Chief Acquisition, There are three methods of estimating the value of assets that comprise a business: (i) the income approach, (ii) the cost approach and (iii) the market approach. Our allocation of value to assets is discussed below.

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

As part of consideration of the Chief Acquisition, we issued a new class of PVR limited partner interests to Chief E&D Holdings LP (“Special Units”) with a fair value of $191.3 million. For the purpose of estimating the fair value of the Special Units, our unit price on the acquisition date was used and adjusted for the nine quarters where we neither pay nor accrue distributions on these units. The value was further adjusted to reflect the lack of marketability. Because elements of the fair value inputs are typically not observable, we have categorized the amounts as Level 3 inputs. The Special Units automatically convert into common units on the first business day after the record date for distributions with respect to the quarter ending September 30, 2013.

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

During the fourth quarter of 2012 the Thunder Creek joint venture located in Wyoming’s Powder River basin, was reviewed for impairment. As a result of the analysis, which included a review of forecasted gathering volumes, local producers’ drilling activities, natural gas pricing and other market factors, an impairment was recorded. We recognized an $8.7 million impairment charge related to our 25% membership interest in the Thunder Creek joint venture. Because these significant fair value inputs are typically not observable, we have categorized the amounts as Level 3 inputs. The intangible assets related to this joint venture were written down to zero.

In conjunction with 2011 Middle Fork acquisition, it was necessary for us to estimate the values of the assets acquired and liabilities assumed, which involved various assumptions. The most significant assumptions, and the ones requiring the most judgment, involved the estimated fair value of coal minerals and oil and gas royalties along with the related pricing and production activities. The coal minerals acquisition included nonfinancial assets and liabilities that were measured at fair value as of the acquisition date. The total purchase price was $95.7 million.

Recurring Fair Value Measurements

As of December 31, 2012 we had no open derivative positions; therefore there are no recurring valuations as of December 31, 2012. The following table summarizes the assets and liabilities measured at fair value on a recurring basis and included our derivative financial instruments by categories as of December 31, 2011:

		Fair Value Measurements at December 31, 2011, Using
Description	Fair Value Measurements at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity derivative liabilities - current	(10,609)	—	(10,609)	—
Interest rate swap liabilities - current	$(1,433)	$—	$(1,433)	$—

Total	$(12,042)	$—	$(12,042)	$—

The values of both the commodity derivatives and Interest Rate Swap are presented in the derivative assets and derivative liabilities line items on the consolidated balance sheets.

See Note 8, “Derivative Instruments,” for the effects of these instruments on our consolidated statements of operations.

We use the following methods and assumptions to estimate the fair values in the above table:

•

Commodity derivative instruments: We utilize collars and swap derivative contracts to hedge against the variability in the fractionation, or frac, spread. We determine the fair values of our commodity derivative agreements based on discounted cash flows based on quoted forward prices for the respective commodities. Each is a level 2 input. We use the income approach, using valuation techniques that convert future cash flows to a single discounted value. See Note 8, “Derivative Instruments.”

•

Interest rate swaps: We have entered into the Interest Rate Swaps to establish fixed rates on a portion of the outstanding borrowings under the Revolver. We use an income approach using valuation techniques that connect future cash flows to a single discounted value. We estimate the fair value of the swaps based on published interest rate yield curves as of the date of the estimate. Each is a level 2 input. See Note 8, “Derivative Instruments.”

8. Derivative Instruments

Commodity Derivatives

We have utilized costless collars and swap derivative contracts to hedge against the variability in cash flows associated with anticipated natural gas midstream revenues and cost of midstream gas purchased. We also utilized collar derivative contracts to hedge against the variability in our frac spread. Our frac spread is the spread between the purchase price for the natural gas we purchase from producers and the sale price for NGLs that we sell after processing. We hedged against the variability in our frac spread by entering into costless collar and swap derivative contracts to sell NGLs forward at a predetermined commodity price and to purchase an equivalent volume of natural gas forward on an MMBtu basis. While the use of derivative instruments limits the risk of adverse price movements, such use may also limit future revenues or cost savings from favorable price movements.

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

At December 31, 2012, no open positions remained on the balance sheet and no amounts remain in AOCI related to derivatives in the natural gas midstream segments.

Interest Rate Swaps

During 2012, we had open positions for Interest Rate Swaps to establish fixed rates on a portion of the outstanding borrowings under the Revolver. From January 2012 to December 2012, the notional amounts of the Interest Rate Swaps totaled $100.0 million with us paying a weighted average fixed rate of 2.09% on the notional amount, and the counterparties paying a variable rate equal to the three-month London Interbank Offered Rate (“LIBOR”). The Interest Rate Swaps were with three financial institution counterparties, with no counterparty having more than 50% of the open positions. As of December 31, 2012, no open positions remained on the balance sheet and no gain or loss remained in AOCI regarding the Interest Rate Swaps. During the year ended December 31, 2012, we reclassified a total net gain of $0.7 million from AOCI to earnings related the Interest Rate Swaps.

Financial Statement Impact of Derivatives

The following table summarizes the effects of our derivative activities, as well as the location of the gains and losses, on our consolidated statements of operations for the periods presented:

	Location of gain (loss) on derivatives recognized	Year Ended December 31,
	in income	2012	2011	2010
Derivatives not designated as hedging instruments:
Interest rate contracts (1)	Interest expense	—	—	(1,090)
Interest rate contracts	Derivatives	538	(851)	(7,930)
Commodity contracts	Derivatives	1,753	(12,591)	(14,563)

Total decrease in net income resulting from derivatives		$2,291	$(13,442)	$(23,583)

Realized and unrealized derivative impact:
Cash paid for commodity and interest rate contract settlements (2)	Derivatives	$(10,494)	$(25,688)	$(10,075)
Unrealized derivative losses (3)		12,785	12,246	(13,508)

Total decrease in net income resulting from derivatives		$2,291	$(13,442)	$(23,583)

(1)	This represents Interest Rate Swap amounts reclassified out of AOCI and into earnings. During 2008 and 2009 we discontinued hedge accounting for various Interest Rate Swaps at different times. By the first quarter of 2009 we discontinued hedge accounting for the remaining Interest Rate Swaps. During 2012, we reclassified a net gain of $0.7 million and during 2011 and 2010 we reclassified net losses of $0.3 million and $1.8 million for remaining AOCI into earnings related to the periods the settlements occurred.

(2)	As of December 31, 2012 and included in the settlement amounts is a net $0.2 million related to settled positions that were paid in January 2013.
(3)	This activity represents unrealized gains in the natural gas midstream revenue, cost of midstream gas purchased, interest expense and derivatives lines on our consolidated statements of operations.

As of December 31, 2012, we had no open derivative positions. There were two settled but not paid commodity derivative positions in accounts payable amounting to $0.2 million. The following table summarizes the fair value of our derivative instruments as of December 31, 2011, as well as the locations of these instruments on our consolidated balance sheets for the periods presented:

		Fair Values as of December 31, 2011
	Balance Sheet Location	Derivative Assets	Derivative Liabilities
Derivatives not designated as hedging instruments:
Interest rate contracts	Derivative assets/liabilities - current	$—	$1,433
Interest rate contracts	Derivative assets/liabilities - noncurrent	—	—
Commodity contracts	Derivative assets/liabilities - current	—	10,609
Commodity contracts	Derivative assets/liabilities - noncurrent	—	—

Total derivatives not designated as hedging instruments		$—	$12,042

Total fair value of derivative instruments		$—	$12,042

See Note 7. Fair Value Measurement of Financial Instruments for a description of how the above financial instruments are valued.

The following table summarizes interest expense for the periods presented:

	Year Ended December 31,
Source	2012	2011	2010
Interest on Revolver	$(18,474)	$(15,352)	$(11,614)
Interest on Senior Notes	(56,017)	(24,750)	(16,706)
Debt issuance costs	(5,824)	(5,779)	(5,278)
Bank fees	(2,540)	(1,748)	(1,294)
Interest rate swaps	—	—	(1,090)
Capitalized interest (1)	14,082	3,342	391

Total interest expense	$(68,773)	$(44,287)	$(35,591)

(1)	Capitalized interest primarily relates to the construction efforts on the Marcellus Shale and Panhandle systems.

The effects of derivative gains (losses), cash settlements of our commodity derivatives and cash settlements of the Interest Rate Swaps are reported as adjustments to reconcile net income (loss) to net cash provided by operating activities on our consolidated statements of cash flows. We no longer utilize hedge accounting treatment for commodity or interest rate swap derivatives. These items are recorded in the “Total derivative losses (gains)” and “Cash payments to settle derivatives” lines on the consolidated statements of cash flows.

The above hedging activity represents cash flow hedges. As of December 31, 2012, we did not own derivative instruments that were classified as fair value hedges or trading securities. In addition, as of December 31, 2012, we did not own derivative instruments containing credit risk contingencies.

9. Property and Equipment

The following table summarizes our property and equipment for the periods presented:

	As of December 31,
	2012	2011
Gathering systems	$984,986	$495,732
Compressor stations	283,189	116,454
Processing plants	116,942	68,237
Other property, plant and equipment	17,484	10,841
Construction in progress	252,635	174,304
Coal properties	634,555	634,312
Timber	88,447	88,447
Oil and gas royalties	39,981	39,981
Coal services equipment	35,409	35,409
Land	26,174	25,539

Total property, plant and equipment	2,479,802	1,689,256
Accumulated depreciation, depletion and amortization	(490,456)	(406,959)

Net property, plant and equipment	$1,989,346	$1,282,297

As of December 31, 2012, we had $11.5 million of assets held for sale. This amount is separately stated in our Consolidated Balance Sheet in current assets. The assets represent progress payments on a Midcontinent Midstream plant that we will be selling in the first quarter of 2013.

10. Equity Investments

We own a 50% interest in Coal Handling Solutions LLC, a joint venture formed to own and operate end-user coal handling facilities.

We own a 25% membership interest in Thunder Creek Gas Services LLC, a joint venture that gathers and transports coalbed methane gas in Wyoming’s Powder River Basin. During the fourth quarter of 2012, we recognized an $8.7 million impairment charge related to our Midcontinent Midstream 25% membership interest in the Thunder Creek joint venture. The equity investment intangible assets, related to the excess of carrying value over our portion of the net assets of Thunder Creek, were written down to zero. This impairment was triggered by continuing market declines of natural gas prices, lack of coalbed methane drilling in the area and other market factors. Our share of the joint venture earnings, net of intangible amortization and exclusive of the impairment charge, for the year ended December 31, 2012 were $1.1 million, $2.5 million in 2011 and $6.0 million in 2010. Our share of distributions from the joint venture for the same years was $1.9 million in 2012, $8.2 million in 2011 and $7.0 million in 2010. The impairment is reported in the statement of operations on the same line item as earnings from joint ventures are captured, “Other” revenues.

For a portion of the year, we also owned a 50% membership interest in Crosspoint Pipeline LLC, a joint venture that gathers residue gas from our Crossroads Plant and transports it to market. As mentioned in Note 4, “Dispositions,” as part of the Crossroads sale we sold our 50% ownership in Crosspoint Pipeline LLC, an approximately 11-mile gas pipeline. The earnings and distributions related to the time period prior to July 3, 2012 are included in the amounts noted below. Earnings for years ended December 31, 2012, 2011 and 2010 were $0.3 million, $0.7 million and $0.5 million related to Crosspoint. Distributions for the same periods were $0.5 million, $0.7 million and $0.8 million from Crosspoint. The net equity investment amount sold as of July 3, 2012 was $6.2 million.

In September 2011, we entered into a joint venture where we own a 51% membership interest to construct and operate a pipeline system to supply fresh water to natural gas producers drilling in the Marcellus Shale in Pennsylvania, Aqua – PVR Water Services LLC (“Aqua – PVR”). Even though there is a presumption of a controlling financial interest in this joint venture (ownership of 51%), our partner in the joint venture has substantive participating rights that preclude us from controlling the joint venture. Therefore, it is accounted for as an equity investment. As of December 31, 2012 and 2011, our contributions to the joint venture were $35.7 million and $5.3 million. We also recognized related party transactions for management fees with Aqua-PVR as described in Note 15. Appropriate eliminations have been made regarding earnings from the joint venture for consolidation purposes.

We account for our equity investments under the equity method of accounting. As of December 31, 2012 and 2011, our equity investment totaled $97.6 million and $81.2 million, which exceeded our portion of the underlying equity in net assets by $3.3 million and $14.0 million. The difference is being amortized to equity earnings over the estimated life of the equity investment intangible assets at the time of the acquisition. The equity investment intangible assets relate to contracts acquired, and is being amortized over 14 years.

In accordance with the equity method of accounting, we recognized equity earnings (loss) including the effects of the 2012 impairment of $(2.5) million in 2012, $5.5 million in 2011 and $8.7 million in 2010, with a corresponding increase (decrease) in the investment. The joint ventures generally pay quarterly distributions on their cash flow. We received distributions of $8.8 million in 2012, $14.0 million in 2011 and $12.0 million in 2010. Equity earnings related to our joint venture interests are recorded in other revenues on the Consolidated Statements of Operations. The equity investments for all joint ventures are included in the equity investments caption on the Consolidated Balance Sheets.

Financial statements from our investees are not sufficiently timely for us to apply the equity method currently. Therefore, we record our share of earnings or losses of an investee from the most recent available financial statements, a one month lag. This lag in reporting is consistent from period to period.

Summarized financial information of unconsolidated equity investments is as follows for the periods presented:

	November 30, 2012	November 30, 2011
Current assets	$55,351	$24,582
Noncurrent assets	$273,158	$217,517
Current liabilities	$38,188	$14,861
Noncurrent liabilities	$3,933	$2,571

	Year Ended November 30,
	2012	2011
Revenues	$59,261	$58,189
Expenses	$38,463	$35,761
Net income	$20,798	$22,428

11. Intangible Assets, Net

The following table summarizes our net intangible assets for the periods presented:

	As of December 31,
	2012	2011
Contracts and customer relationships	$657,500	$104,700
Rights-of-way	4,552	4,552

Total intangible assets	662,052	109,252
Accumulated amortization	(41,452)	(38,587)

Intangible assets, net	$620,600	$70,665

As disclosed in Note 3. Impairment, we impaired the tangible and intangible assets of the North Texas Gathering System (“North Texas”) during 2012. The related $69.2 million of North Texas intangible assets, consisting of contracts and customer relationships, were considered impaired having a fair value of zero. The accumulated amortization of the intangibles was $14.6 million at the time of the impairment. The book value of the intangible as well as the related accumulated amortization were written off and represented $54.6 million of the total $124.8 million impairment charge, noted in the “Impairments” line item in the Consolidated Statement of Operations.

As mentioned in Note 5. Acquisitions, we added $622.0 million of intangible assets related to contracts and customer relationships acquired in the Chief Acquisition.

Contracts and customer relationships are amortized on both a straight-line basis and an accelerated basis, based on the period and timing of the benefit to us, over the expected useful lives of the individual contracts and relationships, up to 26 years. Total intangible amortization expense for the years ended December 31, 2012, 2011 and 2010 was approximately $17.5 million, $6.3 million and $6.7 million. The following table sets forth our estimated aggregate amortization expense for the next five years and thereafter:

Year	Amortization Expense
2013	$30,520
2014	30,367
2015	30,254
2016	30,148
2017	30,071
Thereafter	469,240

Total	$620,600

12. Asset Retirement Obligations

The following table reconciles the beginning and ending aggregate carrying amount of our asset retirement obligations for the years ended December 31, 2012 and 2011, which are recorded in other liabilities on our consolidated balance sheets:

	Year Ended December 31,
	2012	2011
Balance at beginning of period	$2,343	$2,172
Liabilities incurred	—	—
Accretion expense	183	171
Revision of estimate	—	—

Balance at end of period	$2,526	$2,343

The accretion expense is recorded in the depreciation, depletion and amortization expense line on the consolidated statements of operations.

13. Long-Term Debt

The following table summarizes our long-term debt for the periods presented:

	As of December 31,
	2012	2011
Revolver - variable rate of 3.2% and 2.8% at December 31, 2012 and 2011	$590,000	$541,000
Senior notes - fixed rate of 8.25%, due April 15, 2018	300,000	300,000
Senior notes - fixed rate of 8.375%, due June 1, 2020	600,000	—

Total debt	1,490,000	841,000
Less: Current maturities	—	—

Total long-term debt	$1,490,000	$841,000

We capitalized interest costs amounting to $14.1 million and $3.3 million in the years ended December 31, 2012 and 2011 related to the construction of natural gas gathering systems and processing plants.

Revolver

On April 23, 2012, our wholly-owned subsidiary, PVR Finco LLC, entered into the second amendment to our amended and restated secured credit facility (the “Revolver”) to allow for certain modifications to facilitate the Chief Acquisition. The maturity date of the Revolver is April 19, 2016. The second amendment modified the restrictive covenants in the Revolver to permit us to incur certain indebtedness prior to the consummation of the Chief Acquisition for the purpose of funding a portion of the purchase price of Chief Gathering, and modified the mandatory prepayment covenant in the Revolver to allow the proceeds from indebtedness incurred or equity issued in connection with the Chief Acquisition to be used to fund a portion of the purchase price of Chief Gathering. Additionally, several modifications to the Revolver became effective upon the closing of the Chief Acquisition. The Maximum Leverage Ratio covenant was modified to allow us to maintain a ratio of Consolidated Total Indebtedness (as defined in the Revolver amendment), as measured at the end of each fiscal quarter, to Consolidated EBITDA (as defined in the Revolver amendment), calculated as of the end of each fiscal quarter for the four quarters then ended, of not more than (i) 6.50 to 1.00 commencing with the fiscal period ended June 30, 2012 through the fiscal period ended December 31, 2012 and (ii) 5.25 to 1.00 for the fiscal period ending March 31, 2013 and each fiscal period thereafter. The Maximum Secured Leverage Ratio covenant was replaced by a Maximum Senior Secured Leverage Ratio covenant that requires us to maintain a ratio of Consolidated Senior Secured Indebtedness (as defined in the Revolver amendment), as measured at the end of each fiscal quarter, to Consolidated EBITDA, calculated as of each fiscal quarter for the four quarters then ended, of not more than 4.00 to 1.00.

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

On February 21, 2013, we entered into the third amendment to the amended and restated credit agreement modifying the Revolver’s Maximum Leverage Ratio covenant to allow us to maintain a ratio of Consolidated Total Indebtedness (as defined in the Revolver amendment), calculated as of the end of each fiscal quarter for the four quarters than ended, of not more than (i) 6.50 to 1.0 commencing with fiscal period ending June 30, 2012 through the fiscal period ending December 31, 2012; (ii) 5.75 to 1.0 commencing with fiscal period ending March 31, 2013 through the fiscal period ending June 30, 2013; (iii) 5.50 to 1.0 commencing with the fiscal period ending September 30, 2013 through the fiscal period ending December 31, 2013; and (iv) 5.25 to 1.0 commencing with the fiscal period ending March 31, 2014, and for each fiscal period thereafter.

As of December 31, 2012, net of outstanding indebtedness of $590.0 million and letters of credit of $7.9 million, we had remaining borrowing capacity of $402.1 million on the Revolver. The weighted average interest rate on borrowings outstanding under the Revolver during the year ended December 31, 2012 was approximately 3.4%. We do not have a public rating for the Revolver. As of December 31, 2012, we were in compliance with all covenants under the Revolver.

8.375% Senior Notes

In May 2012, we completed the issuance of $600.0 million of senior notes in a private placement. These notes were sold at par, equating to an effective yield to maturity of approximately 8.375%, due June 1, 2020 (“Senior Notes”). Interest is payable semi-annually in arrears on June 1 and December 1 of each year. The Senior Notes are senior to any subordinated indebtedness, and are effectively subordinated to all of our secured indebtedness including the Revolver to the extent of the collateral securing that indebtedness. They are fully and unconditionally guaranteed by our existing and future domestic restricted subsidiaries, subject to certain exceptions. Approximately $250 million of the proceeds from the Senior Notes offering was used in connection with the financing of the Chief Acquisition, and the remainder was used to pay down a portion of the outstanding borrowings under our Revolver. These Senior Notes were incremental to our existing $300 million of Senior Notes already outstanding.

8.25% Senior Notes

In April 2010, we sold $300.0 million of senior notes due on April 15, 2018 with an annual interest rate of 8.25% (“Senior Notes”), which is payable semi-annually in arrears on April 15 and October 15 of each year. The Senior Notes were sold at par, equating to an effective yield to maturity of approximately 8.25%. The net proceeds from the sale of the Senior Notes of approximately $292.6 million, after deducting fees and expenses of approximately $7.4 million, were used to repay borrowings under the Revolver. The Senior Notes are senior to any subordinated indebtedness, and are effectively subordinated to all of our secured indebtedness including the Revolver to the extent of the collateral securing that indebtedness. The obligations under the Senior Notes are fully and unconditionally guaranteed by our existing and future domestic restricted subsidiaries which are also guarantors under the Revolver, subject to certain exceptions.

Debt Maturities

The following table sets forth the aggregate maturities of the principal amounts of long-term debt for the next five years and thereafter:

Year	Aggregate Maturities Principal Amounts
2013	$—
2014	—
2015	—
2016	590,000
2017	—
Thereafter	900,000

Total debt, including current maturities	$1,490,000

14. Partners’ Capital and Distributions

As of December 31, 2012, partners’ capital consisted of 95.6 million common units, 22.3 million Class B Units, and 10.3 million Special Units representing limited partner interests in PVR. As noted in the Consolidated Statement of Partners’ Capital and described in Note 1, “Organization and Basis of Presentation,” and Note 6, “PVR Unit Offerings” our outstanding number of units has changed significantly in connection with the Merger and Chief Acquisition.

Special Units

On February 14, 2013, the date on which we paid distributions with respect to the quarter ended December 31, 2012, there were 10,346,257 Special Units outstanding. Absent an early conversion event, the Special Units will not be entitled to accrue distributions until the quarter commencing on October 1, 2013. If the Special Units would have been entitled to accrue and receive the same per unit quarterly cash distributions to which the holders of our common units are entitled with respect to the quarter ended December 31, 2012, we would have paid an aggregate of $5.7 million in distributions to the holders of the Special Units.

Class B Units

On February 14, 2013, the date on which we paid distributions with respect to the quarter ended December 31, 2012, there were 22,305,788 Class B Units outstanding. We paid distributions to the holders of the Class B Units with respect to the quarter ended December 31, 2012 by issuing an aggregate of 476,952 additional Class B Units. If we were to pay distributions to the holders of the Class B Units in cash, rather than in additional Class B Units, at the same per unit quarterly cash distributions to which the holders of our common units are entitled with respect to the quarter ended December 31, 2012, the amount of cash distributions that would have been attributable to the Class B Units was $12.3 million.

Net Income(Loss) per Common Unit

The following table reconciles net income (loss) and weighted average units used in computing basic and diluted net income (loss) per common unit (in thousands, except per unit data):

	Year Ended December 31,
	2012	2011	2010

Net income (loss)	$(70,622)	$96,343	$64,187
Noncontrolling interest net loss (income)	—	664	(27,043)

Net income (loss) attributable to PVR Partners, L.P.	$(70,622)	$97,007	$37,144
Less:
Distributions to participating securities	(29,716)	(410)	—
Recognition of beneficial conversion feature (1)	(45,967)	—	—
Participating securities’ allocable share of undistributed net loss (income)	23,102	(300)	—

Net income (loss) allocable to common units, basic and diluted	$(123,203)	$96,297	$37,144

Weighted average number of common units outstanding, basic and diluted	86,222	66,342	38,293

Net income (loss) per common unit, basic and diluted	$(1.43)	$1.45	$0.97

(1)	Special Units and Class B Units were issued at prices below the market price of the common units into which they are convertible. The aggregate discount of $138.1 million represents a beneficial conversion feature which is considered a non-cash distribution that will be distributed ratably using the effective yield method over the period the Special Units and Class B Units are outstanding. The impact of the beneficial conversion feature is included as distributed income to Class B Units and Special Units with a corresponding reduction in net income allocable to common units in the calculation of net income (loss) per common unit for the year ended December 31, 2012.

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

	2012	2011	2010

Special units	6,473	—	—
Class B units	13,630	—	—
Phantom units	63	37	—

	20,166	37	—

Cash Distributions

We distribute 100% of Available Cash (as defined in our partnership agreement) within 45 days after the end of each quarter to common unitholders of record. Available Cash is generally defined as all of our cash and cash equivalents on hand at the end of each quarter less reserves established by our general partner for future requirements. Our general partner has the discretion to establish cash reserves that are necessary or appropriate to (i) provide for the proper conduct of our business, (ii) comply with applicable law, any of our debt instruments or any other agreements and (iii) provide funds for distributions to unitholders for any one or more of the next four quarters. During the years ended December 31, 2012, 2011 and 2010 we paid cash distributions of $176.3 million, $135.3 million and $122.0 million.

On February 14, 2013, we paid a $0.55 per unit quarterly distribution to common unitholders of record on February 8, 2013.

15. Related Party Transactions

In September 2011, we entered into a joint venture, Aqua – PVR Water Services LLC (“Aqua – PVR”), where we own a membership interest to construct and operate a pipeline system to supply fresh water to natural gas producers drilling in the Marcellus Shale in Pennsylvania. Related to the Aqua-PVR joint venture we have executed agreements where PVR charges the joint venture a fee for construction management services and provides accounting management services. The construction management services fee is 10% of the construction costs of a project managed by PVR. PVR has also purchased water from the joint venture to test our natural gas pipelines before they were placed into service. These fees and purchases began in 2012 and are not presumed to be carried out on an arm’s-length basis. The construction fees are invoiced once the project is complete, and the other services or purchases are invoiced once incurred or quarterly. The table below discloses the related party transactions for the period presented. The statement of operations amounts are net of eliminations and the balance sheet amounts are gross amounts.

Year ended December 31, 2012
Consolidated Statements of Operations:
Other income	$3,150
General and administrative	$26

December 31, 2012
Consolidated Balance Sheets:
Accounts receivable	$6,442
Accounts payable	$172

In June 2010, Penn Virginia Corporation (“PVA”) sold its remaining interest in PVG and as a result, PVA no longer owned any limited or general partner interests in us or PVG. As a result of the divestiture, the related party transactions noted below are now considered arm’s-length and no longer require separate disclosures. Related party transactions included charges from PVA for certain corporate administrative expenses which were allocable to us and our subsidiaries. Other transactions involved subsidiaries of PVA related to the marketing of natural gas, gathering and processing of natural gas, and the purchase and sale of natural gas and NGLs in which we took title to the products. There were no related party balances in the Consolidated Balance Sheets as of December 31, 2012 and 2011 related to these transactions. The Consolidated Statements of Operations amounts noted below represent related party transactions prior to June 7, 2010 (date of divestiture).

The table below discloses the gross amounts of related party transactions for the periods presented:

	Year ended December 31,
	2012	2011	2010
Consolidated Statements of Operations:
Natural gas midstream revenues	$—	$—	$29,002
Other income	$—	$—	$787
Cost of gas purchased	$—	$—	$27,780
General and administrative	$—	$—	$1,906

16. Unit-Based Payments

Authoritative accounting literature establishes standards for transactions in which an entity exchanges its equity instruments for goods and services. These standards require us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

The PVR GP, LLC Sixth Amended and Restated Long-Term Incentive Plan (“LTIP”) permits the grant of common units, deferred common units, unit options, restricted units and phantom units to employees and directors of our general partner and its affiliates. Common units and deferred common units granted under the LTIP are immediately vested, and we recognize compensation expenses related to those grants on the grant date. Restricted units and time-based and performance-based phantom units granted under the LTIP generally vest over a three-year period, and we recognize compensation expense related to those grants on a straight-line basis over the vesting period. Compensation expense related to these grants is recorded in the general and administrative expenses caption on our Consolidated Statements of Operations. As of December 31, 2012, the LTIP permitted the grant of awards covering an aggregate of 3,000,000 common units to employees and directors of our general partner and employees of its affiliates who perform services for us. Common units delivered under the LTIP may consist of newly issued common units or common units acquired in the open market.

In connection with the normal three-year vesting of phantom and restricted units, as well as common unit and deferred common unit awards, we recognized the following expenses during the periods presented:

	2012	2011	2010
Restricted units	$—	$—	$1,172
Phantom units	3,848	3,025	6,155
Director deferred and common units	579	820	1,221

	$4,427	$3,845	$8,548

Common Units. Our general partner granted 16,020 common units at a weighted average grant-date fair value of $24.35 per unit to non-employee directors in 2012. Our general partner granted 2,176 common units at a weighted average grant-date fair value of $25.23 per unit to non-employee directors in 2011. Our general partner granted 1,448 common units at a weighted average grant-date fair value of $23.41 per unit to non-employee directors in 2010. The fair value of the common units is calculated based on the grant-date unit price.

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

The following is a summary of deferred common unit activity for the periods presented:

	Number of Deferred Common Units	Weighted Average Grant-Date Fair Value
Balance at January 1, 2010	99,388	$20.97
Granted and vested	27,194	$24.00

Balance at December 31, 2010	126,582	$21.62
Granted and vested	113,400	$26.99
Converted to common units	(2,839)	$18.16

Balance at December 31, 2011	237,143	$24.23
Granted and vested	28,167	$24.21
Converted to common units	(41,007)	$23.26

Balance at December 31, 2012	224,303	$24.40

In 2012, 41,007 deferred common units converted to common units. The aggregate intrinsic value of deferred common units converted to common units in 2012 was $1.0 million. In 2011, 2,839 deferred common units converted to common units. The aggregate intrinsic value of deferred common units converted to common units in 2011 was $0.1 million. The aggregate intrinsic value of vested deferred common units at December 31, 2012, was $5.5 million. The fair value of the deferred common units is calculated based on the grant-date unit price.

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

Because PVA’s divestiture of PVG was considered a change of control under the LTIP, all unvested restricted units granted to employees performing services for the benefit of us were considered vested on the date of the divestiture. In total, approximately 36 thousand restricted units vested and the restrictions were lifted in 2010. No additional restricted units were granted in 2011 or 2012.

The total grant-date fair value of restricted units that vested in 2010 was $2.4 million.

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

Generally, we pay or accrue distributions for all of our unvested phantom units. Payments of distributions associated with phantom units that are expected to vest are recorded as capital distributions; however, payments associated with phantom units that are not expected to vest are recorded as compensation expense. During 2012, we granted 238 thousand phantom units at a weighted average grant-date fair value of $18.21, consisting of 125 thousand time-based phantom units and 113 thousand performance-based phantom units. During 2011, we granted 261 thousand phantom units at a weighted average grant-date fair value of $21.32, including 155 thousand time-based phantom units and 106 thousand performance-based phantom units. During 2010, we granted 261 thousand time-based phantom units at a weighted average grant-date fair value of $23.41.

Time-based phantom units vest over a three-year period, with one-third vesting in each year. Time-based phantom units are entitled to non-forfeitable distribution rights which are paid quarterly along with common unit distributions. A portion of the vested units were withheld for payroll taxes with the recipient receiving the net vested units. The fair value of time-based phantom units is calculated based on the grant-date unit price.

Performance-based phantom units were first granted in 2011 and cliff-vest at the end of a three year period. The number of units that vest could range from 0% to 200% and depends on the outcome of unit market performance compared to peers and key results of operations metrics. Performance-based phantom units are entitled to forfeitable distribution equivalent rights which accumulate over the term of the units and will be paid in cash to the grantees at the date of vesting. The fair value of each performance-based phantom unit granted in 2012 was $10.92, and the fair value of each performance-based phantom unit granted in 2011 was $11.66. These fair values were estimated on the date of grant using a Monte Carlo simulation approach that uses the assumptions noted in the following table. Expected volatilities are based on historical changes in the market value of our common units. We base the risk-free interest rate on the U.S. Treasury rate for the week of the grant having a term equal to the expected life of the phantom units, continuously compounded. The performance-based phantom units granted in 2011 may vest in 2014 depending on the achievement of specified performance goals measured over a performance period ending December 31, 2013. Because our estimate of the achievement of the specified performance goals differed at December 31, 2012, as compared to the estimate at December 31, 2011, the fair value of each performance-based phantom units granted in 2011 decreased to $11.66 at December 31, 2012 from $30.92 at December 31, 2011.

	2012	2011
Expected volatility	34.03%	54.53%
Expected life	2.9 years	2.6 years
Risk-free interest rate	0.4%	0.83%

The following table summarizes the status of our nonvested phantom units as of December 31, 2012 and changes during the year then ended:

	Nonvested Phantom Units	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2012	321,720	$21.75
Granted	237,728	$18.21
Vested	(111,056)	$26.27
Forfeited	(34,002)	$18.32

Nonvested at December 31, 2012	414,390	$18.80

At December 31, 2012, we had $4.3 million of total unrecognized compensation cost related to nonvested phantom units. We expect that cost to be recognized over a weighted-average period of 1.6 years. The total grant-date fair value of phantom units that vested in 2012, 2011 and 2010 was $2.9 million, $0.9 million and $6.6 million. The aggregate intrinsic value at December 31, 2012, of phantom units expected to vest was $7.8 million.

17. Commitments and Contingencies

Rental Commitments

Operating lease rental expense in the years ended December 31, 2012, 2011 and 2010 was $13.0 million, $10.8 million and $9.6 million. The following table sets forth our minimum rental commitments for the next five years under all non-cancelable operating leases in effect at December 31, 2012:

Year	Minimum Rental Commitments
2013	$4,654
2014	4,535
2015	4,517
2016	3,386
2017	2,555
Thereafter	4,706

Total minimum payments	$24,353

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

Firm Transportation Commitments

As of December 31, 2012, we had contracts for firm transportation capacity rights for specified volumes per day on a pipeline system with terms that ranged from one to five years. The contracts require us to pay transportation demand charges regardless of the amount of pipeline capacity we use. We may sell excess capacity to third parties at our discretion. The following table sets forth our obligation for firm transportation commitments in effect at December 31, 2012 for the next five years and thereafter:

Year	Firm Transportation Commitments
2013	$12,105
2014	10,332
2015	1,759
2016	—
2017	—
Thereafter	—

Total firm transportation commitments	$24,196

Legal

We are involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, our management believes that these claims will not have a material effect on our financial position or results of operations.

On July 24, 2012, the Pennsylvania Department of Environmental Protection (“PA DEP”) presented the Partnership’s subsidiary, PVR Marcellus Gas Gathering, LLC, with a proposed Consent Assessment of Civil Penalty totaling approximately $0.2 million in connection with alleged erosion and sediment control violations incurred during construction of its pipelines and related facilities in Lycoming County, Pennsylvania. We are in discussions with the PA DEP regarding the proposed penalty. The timing or outcome of these discussions cannot be reasonably determined at this time.

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

As of December 31, 2012 and 2011, our environmental liabilities were $0.9 million and $0.8 million, which represent our best estimate of the liabilities as of those dates related to our Eastern Midstream, Midcontinent Midstream and Coal and Natural Resource Management businesses. We have reclamation bonding requirements with respect to certain unleased and inactive properties. Given the uncertainty of when a reclamation area will meet regulatory standards, a change in this estimate could occur in the future.

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

18. Segment Information

Our operating segments represent components of our business about which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision-making group, in assessing performance. Our decision-making group consists of our Chief Executive Officer and other senior officers. This group routinely reviews and makes operating and resource allocation decisions among our coal and natural resource management operations and our natural gas midstream operations. Accordingly, our reportable segments are as follows:

•

Eastern Midstream — Our Eastern Midstream segment is engaged in providing natural gas gathering, and other related services in Pennsylvania and West Virginia. In addition, we own membership interests in a joint venture that transports fresh water to natural gas producers.

•

Midcontinent Midstream — Our Midcontinent Midstream segment is engaged in providing natural gas processing, gathering services, and other related services. In addition, we own membership interests in a joint venture that gathers and transports natural gas. These processing and gathering systems are located primarily in Oklahoma and Texas.

•

Coal and Natural Resource Management — Our Coal and Natural Resource Management segment primarily involves the management and leasing of coal properties and the subsequent collection of royalties. We also earn revenues from other land management activities, such as selling standing timber, leasing coal-related infrastructure facilities and collecting oil and gas royalties.

The following table presents a summary of certain financial information relating to our segments as of and for the years ended December 31, 2012, 2011 and 2010:

	Eastern Midstream (1)	Midcontinent Midstream (2)	Coal and Natural Resource Management (3)	Corporate and other	Consolidated
Year Ended December 31, 2012
Revenues	$99,350	$771,723	$136,681	$—	$1,007,754
Cost of midstream gas purchased	—	630,345	—	—	630,345
Operating costs and expenses	17,186	66,618	31,964	—	115,768
Acquisition related costs	14,049	—	—	—	14,049
Impairments	—	124,845	—	—	124,845
Depreciation, depletion & amortization	42,713	51,829	32,802	—	127,344

Operating income (loss)	$25,402	$(101,914)	$71,915	$—	$(4,597)

Interest expense					(68,773)
Derivatives					2,291
Other					457

Net income (loss)					$(70,622)

Additions to property and equipment	$1,224,722	$136,775	$1,034	$—	$1,362,531

Year Ended December 31, 2011
Revenues	$26,170	$944,852	$188,953	$—	$1,159,975
Cost of midstream gas purchased	—	817,937	—	—	817,937
Operating costs and expenses	2,737	60,505	35,849	—	99,091
Depreciation, depletion & amortization	4,243	47,956	37,177	—	89,376

Operating income	$19,190	$18,454	$115,927	$—	$153,571

Interest expense					(44,287)
Derivatives					(13,442)
Other					501

Net income					$96,343

Additions to property and equipment	$120,310	$121,789	$134,503	$—	$376,602

Year Ended December 31, 2010
Revenues	$625	$711,023	$152,488	$—	$864,136
Cost of midstream gas purchased	—	577,813	—	—	577,813
Operating costs and expenses	212	55,829	28,483	4,314	88,838
Depreciation, depletion & amortization	384	44,643	30,873	—	75,900

Operating income (loss)	$29	$32,738	$93,132	$(4,314)	$121,585

Interest expense					(35,591)
Derivatives					(22,493)
Other					686

Net income					$64,187

Additions to property and equipment	$39,090	$59,275	$25,751		$124,116

	Total assets at December 31,
	2012	2011	2010

Eastern Midstream (4)	$1,677,846	$174,444	$49,629
Midcontinent Midstream (5)	640,437	736,351	662,313
Coal and Natural Resource Management (6)	680,426	683,197	585,559
Corporate and other	—	—	6,704

Totals	$2,998,709	$1,593,992	$1,304,205

(1)	Our Eastern Midstream segment’s revenues for the years ended December 31, 2012 include $2.0 million of equity earnings related to our 51% interest in the Aqua-PVR joint venture. See Note 10, “Equity Investments” for a further description.
(2)	Our Midcontinent Midstream segment’s revenues for the years ended December 31, 2012, 2011 and 2010 include $(7.6) million, $2.5 million and $6.0 million of equity earnings (loss) related to our 25% membership interest in Thunder Creek. The loss in 2012 relates to an impairment charge of $8.7 million. See Note 10. Equity Investments for a further description of this segment’s equity investment.

(3)	Our Coal and Natural Resource Management segment’s revenues for the years ended December 31, 2012, 2011 and 2010 include $2.8 million, $2.3 million and $2.0 million of equity earnings related to our 50% interest in Coal Handling Solutions LLC. See Note 10. Equity Investments for a further description.
(4)	Total assets at December 31, 2012 and 2011 for the Eastern Midstream segment included equity investment of $36.8 million and $5.3 million related to our 51% interest in the Aqua-PVR joint venture. See Note 10. Equity Investments for a further description.
(5)	Total assets at December 31, 2012, 2011 and 2010 for the Midcontinent Midstream segment included equity investment of $45.2 million, $53.1 million and $58.8 million related to our 25% membership interest in Thunder Creek. See Note 10. Equity Investments for a further description.
(6)	Total assets at December 31, 2012, 2011 and 2010 for the Coal and Natural Resource Management segment included equity investment of $15.6 million, $16.3 million and $19.0 million related to our 50% interest in Coal Handling Solutions LLC. See Note 10. Equity Investments for a further description.

Operating income is equal to total revenues less cost of midstream gas purchased, operating costs and expenses and DD&A expense. Operating income does not include interest expense, certain other income items and derivatives. Identifiable assets are those assets used in our operations in each segment.

In 2012, 37% of our total consolidated revenues and 34% of our December 31, 2012 consolidated accounts receivable resulted from four of our natural gas midstream customers. Within the Eastern Midstream segment for 2012, 47% of the segment’s revenues and 33% of the December 31, 2012 accounts receivable for the segment resulted from one customer. Within the Midcontinent Midstream segment for 2012, 42% of the segment’s revenues and 39% of the December 31, 2012 accounts receivable for the segment resulted from three customers. These customer concentrations may impact our results of operations, either positively or negatively, in that these counterparties may be similarly affected by changes in economic or other conditions. We are not aware of any financial difficulties experienced by these customers.

For the year ended December 31, 2011, four of our Midcontinent Midstream segment customers accounted for 40% of our total consolidated net revenues. For the year ended December 31, 2010, two Midcontinent Midstream customers accounted for approximately 25% of our total consolidated net revenues.

Supplemental Quarterly Financial Information (Unaudited, in thousands except per unit data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2012
Revenues (1)	$246,417	$222,912	$268,847	$269,578
Operating income (loss) (1)	$(95,692)	$14,535	$60,491	$16,069
Net income (loss)	$(110,344)	$7,809	$38,783	$(6,870)
Basic and diluted net income (loss) per limited partner unit (2)	$(1.39)	$(0.07)	$0.16	$(0.30)
Weighted average number of units outstanding, basic	79,301	83,786	88,366	93,333
Weighted average number of units outstanding, diluted	79,340	83,786	88,366	93,333

2011
Revenues	$253,527	$310,322	$308,352	$287,774
Operating income	$37,985	$43,177	$37,575	$34,834
Net income	$7,511	$35,658	$35,857	$17,317
Basic and diluted net income per limited partner unit (3)	$0.17	$0.50	$0.50	$0.23
Weighted average number of units outstanding, basic and diluted	46,426	71,176	71,197	76,207

(1)	Operating income (loss) in the first quarter of 2012 includes the $124.8 million impairment of the North Texas Gathering System. Revenues and operating income for the fourth quarter of 2012 includes the $8.7 million impairment of our 25% equity investment in Thunder Creek.
(2)	Certain participating securities with beneficial conversion features were issued in conjunction with the Chief Acquisition. These participating securities and the effects of the beneficial conversion features have impacted the earnings (loss) per unit calculation. The sum of the quarters may not equal the total of the respective year’s net income (loss) per limited partner unit due to applying the two-class method of calculating net income (loss) per limited partner unit.
(3)	The sum of the quarters may not equal the total of the respective year’s net income (loss) per limited partner unit due to applying the two-class method of calculating net income (loss) per limited partner unit.

Item 9 Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A Controls and Procedures

(a) Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we performed an evaluation of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2012. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2012, such disclosure controls and procedures were effective.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over our financial reporting. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. This evaluation was completed based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our management has concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

(c) Attestation Report of the Registered Public Accounting Firm

KPMG LLP, an independent registered public accounting firm, or KPMG, has issued an attestation report on our internal control over financial reporting as of December 31, 2012, which is included in Item 8 of this Annual Report on Form 10-K.

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

Item 9B Other Information

None.

PART III.

ITEM 10. Directors, Executive Officers and Corporate Governance

Information required to be set forth in Item 10. Directors, Executive Officers and Corporate Governance, has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement for our 2013 Annual Meeting of Unitholders expected to be filed no later than April 30, 2013.

ITEM 11. Executive Compensation

Information required to be set forth in Item 11. Executive Compensation, has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement for our 2013 Annual Meeting of Unitholders expected to be filed no later than April 30, 2013.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

Information required to be set forth in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters, has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement for our 2013 Annual Meeting of Unitholders expected to be filed no later than April 30, 2013.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Information required to be set forth in Item 13. Certain Relationships and Related Transactions, and Director Independence, has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement for our 2013 Annual Meeting of Unitholders expected to be filed no later than April 30, 2013.

ITEM 14. Principal Accountant Fees and Services

Information required to be set forth in Item 14. Principal Accountant Fees and Services, has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement for our 2013 Annual Meeting of Unitholders expected to be filed no later than April 30, 2013.

Part IV

Item 15 Exhibits and Financial Statement Schedules

The following documents are filed as exhibits to this Annual Report on Form 10-K:

(1)	Financial Statements — The financial statements filed herewith are listed in the Index to Consolidated Financial Statements on page 61 of this Annual Report on Form 10-K.

(2)	All schedules are omitted because they are not required, inapplicable or the information is included in the Consolidated Financial Statements or the notes thereto.

(3)	Exhibits

(2.1)	Purchase and Sale Agreement dated June 17, 2008 between Lone Star Gathering, L.P. and Penn Virginia Resource Partners, L.P., as amended by First Amendment to Purchase and Sale Agreement dated as of July 17, 2008 (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on July 22, 2008).

(2.2)	Agreement and Plan of Merger, dated September 21, 2010, by and among Penn Virginia Resource Partners, L.P., Penn Virginia Resource GP, LLC, PVR Radnor, LLC, Penn Virginia GP Holdings, L.P. and PVG GP, LLC (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on September 22, 2010).

(2.3)	Purchase Agreement, dated May 11, 2012, by and among Penn Virginia Resource Partners, L.P., PVR Finance Corporation II, Penn Virginia Resource GP, LLC, the subsidiaries of Penn Virginia Resource Partners, L.P. and Penn Virginia Resource Finance Corporation II named therein and RBC Capital Markets LLC, as representative of the initial purchasers named therein, relating to the 8.375% Senior Notes due 2020 (incorporated by reference to Exhibit 1.1 to Registrant’s Current Report on Form 8-K filed on May 16, 2012).

(2.4)	Membership Interest Purchase and Sale Agreement by and among Chief E&D Holdings LP, as Seller, Chief Gathering LLC, the Company, PVR Marcellus Gas Gathering LLC, as Buyer, and Penn Virginia Resource Partners, L.P., as Issuer, dated April 9, 2012 (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on April 12, 2012).

(3.1)	Certificate of Limited Partnership of Penn Virginia Resource Partners, L.P. (incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form S-1 filed on July 19, 2001).

(3.1.1)	Certificate of Amendment to Certificate of Limited Partnership of Penn Virginia Resource Partners, L.P. (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on August 17, 2012).

(3.2)	Fifth Amended and Restated Agreement of Limited Partnership of Penn Virginia Resource Partners, L.P., dated as of May 17, 2012 (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on May 23, 2012).

(3.2.1)	Amendment No. 1 to the Fifth Amended and Restated Agreement of Limited Partnership of Penn Virginia Resource Partners, L.P. (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on August 17, 2012).

(3.3)	Limited Liability Company Agreement of Penn Virginia Resource Finco LLC (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on August 7, 2008).

(3.4)	Certificate of Formation of Penn Virginia Resource GP, LLC (incorporated by reference to Exhibit 3.5 to Amendment No. 1 to Registrant’s Registration Statement Form S-1 filed on September 7, 2001).

(3.4.1)	Certificate of Amendment to Certificate of Formation of Penn Virginia Resource GP, LLC (incorporated by reference to Exhibit 3.3 to Registrant’s Current Report on Form 8-K filed on August 17, 2012).

(3.5)	Sixth Amended and Restated Limited Liability Company Agreement of Penn Virginia Resource GP, LLC, dated as of March 10, 2011 (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on March 11, 2011).

(3.5.1)	Amendment No. 1 to the Sixth Amended and Restated Limited Liability Company Agreement of Penn Virginia Resource GP, LLC (incorporated by reference to Exhibit 3.4 to Registrant’s Current Report on Form 8-K filed on August 17, 2012).

(4.1)	Senior Indenture, dated April 27, 2010, among Penn Virginia Resource Partners, L.P. and PVR Finance Corporation, as issuers, the subsidiary guarantors named therein and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on April 27, 2010).

(4.2)	First Supplemental Indenture relating to the 8 1/4% Senior Notes due 2018, dated April 27, 2010, among Penn Virginia Resource Partners, L.P. and PVR Finance Corporation, as issuers, the subsidiary guarantors named therein and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed on April 27, 2010).

(4.3)	Second Supplemental Indenture, relating to the 8.375% Senior Notes due 2020, dated May 17, 2012, among Penn Virginia Resource Partners, L.P. and Penn Virginia Resource Finance Corporation II, as issuers, the subsidiary guarantors named therein and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on May 23, 2012).

(4.4)	Third Supplemental Indenture, relating to the 8 1/4% Senior Notes due 2018, dated May 17, 2012, among Penn Virginia Resource Partners, L.P. and Penn Virginia Resource Finance Corporation, as issuers, the subsidiary guarantors named therein and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.7 to Registrant’s Current Report on Form 8-K filed on May 23, 2012).

(4.5)	Form of Note for 8.375% Senior Notes due 2020 (contained in Exhibit A to Exhibit 4.3, above) (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed on May 23, 2012).

(4.6)	Registration Rights Agreement, relating to the 8.375% Senior Notes due 2020, dated as of May 17, 2012, among Penn Virginia Resource Partners, L.P. and Penn Virginia Resource Finance Corporation II, and the subsidiary guarantors named therein, and RBC Capital Markets LLC, as representative of the several initial purchasers of the 8.375% Senior Notes due 2020 (incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K filed on May 23, 2012).

(4.7)	Registration Rights Agreement dated as of May 17, 2012, between Penn Virginia Resource Partners, L.P. and Chief E&D Holdings LP (incorporated by reference to Exhibit 4.4 to Registrant’s Current Report on Form 8-K filed on May 23, 2012).

(4.8)	Registration Rights Agreement dated as of May 17, 2012, between Penn Virginia Resource Partners, L.P. and Riverstone V PVR Holdings, L.P. (incorporated by reference to Exhibit 4.5 to Registrant’s Current Report on Form 8-K filed on May 23, 2012).

(4.9)	Registration Rights Agreement dated as of May 17, 2012, among Penn Virginia Resource Partners, L.P. and the several Investors named therein (incorporated by reference to Exhibit 4.6 to Registrant’s Current Report on Form 8-K filed on May 23, 2012).

(10.1)	Amended and Restated Credit Agreement, dated as of August 13, 2010 by and among PVR Finco LLC, the guarantors party thereto, PNC Bank, National Association, as Administrative Agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on August 19, 2010).

(10.1.1)	First Amendment to Amended and Restated Credit Agreement, dated as of April 19, 2011, by and among PVR Finco LLC, the guarantors party thereto, PNC Bank, National Association, as Administrative Agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1.1 to Registrant’s Current Report on Form 8-K filed on April 21, 2011).

(10.1.2)	Second Amendment to Amended and Restated Credit Agreement, dated as of April 23, 2012, by and among PVR Finco LLC, the guarantors party thereto, PNC Bank, National Association, as Administrative Agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1.2 to Registrant’s Current Report on Form 8-K filed on April 27, 2012).

(10.1.3)	Third Amendment to Amended and Restated Credit Agreement, dated as of February 21, 2013, by and among PVR Finco LLC, the guarantors party thereto, PNC Bank, National Association, as Administrative Agent, and the other financial institutions party thereto (incorporated by referenced to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 22, 2013.)

(10.3)	Contribution, Conveyance and Assumption Agreement dated September 14, 2001 among Penn Virginia Resource GP, LLC, Penn Virginia Resource Partners, L.P., Penn Virginia Operating Co., LLC and the other parties named therein (incorporated by reference to Exhibit 10.3 to Amendment No. 2 to Registrant’s Registration Statement on Form S-1 filed on October 4, 2001).

(10.4)	Closing Contribution, Conveyance and Assumption Agreement dated October 30, 2001 among Penn Virginia Operating Co., LLC, Penn Virginia Corporation, Penn Virginia Resource Partners, L.P., Penn Virginia Resource GP, LLC, Penn Virginia Resource L.P. Corp., Wise LLC, Loadout LLC, PVR Concord LLC, PVR Lexington LLC, PVR Savannah LLC, Kanawha Rail Corp. (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to Registrant’s Registration Statement on Form S-1 filed on October 4, 2001).

(10.5)	Omnibus Agreement dated October 30, 2001 among the Penn Virginia Corporation, Penn Virginia Resource GP, LLC, Penn Virginia Operating Co., LLC and Penn Virginia Resource Partners, L.P. (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to Registrant’s Registration Statement on Form S-1 filed on October 4, 2001).

(10.6)	Amendment No. 1 to Omnibus Agreement dated December 19, 2002 among the Penn Virginia Corporation, Penn Virginia Resource GP, LLC, Penn Virginia Operating Co., LLC and Penn Virginia Resource Partners, L.P. (incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

(10.7)	Asset Purchase and Sale Agreement by and between Penn Virginia Operating Company, LLC and Begley Properties, LLC dated December 15, 2010 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 15, 2010).

(10.8)	Units Purchase Agreement dated June 17, 2008 by and among Penn Virginia Resource LP Corp., Kanawha Rail Corp. and Penn Virginia Resource Partners, L.P. (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on July 22, 2008).

(10.9)	Penn Virginia Resource GP, LLC Annual Incentive Plan, effective as of May 12, 2011 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 18, 2011).*

(10.10)	Penn Virginia Resource GP, LLC Sixth Amended and Restated Long-Term Incentive Plan, effective as of May 12, 2011 (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on May 18, 2011).*

(10.11)	Penn Virginia Resource GP, LLC Sixth Amended and Restated Long-Term Incentive Plan- Form of Deferred Common Unit Award Agreement (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on May 18, 2011).*

(10.12)	Penn Virginia Resource GP, LLC Sixth Amended and Restated Long-Term Incentive Plan- Form of Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on May 18, 2011).*

(10.13)	Penn Virginia Resource GP, LLC Sixth Amended and Restated Long-Term Incentive Plan- Form of Phantom Unit Award Agreement (incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on May 18, 2011).*

(10.14)	Penn Virginia Resource GP, LLC Amended and Restated Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on October 29, 2007).*

(10.15)	Employment Agreement dated October 6, 2011 by and between Penn Virginia Resource GP, LLC and Keith D. Horton (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2011 filed on November 1, 2011).*

(10.16)	Employment Agreement dated October 6, 2011 by and between Penn Virginia Resource GP, LLC and Ronald K. Page (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2011 filed on November 1, 2011).*

(10.17)	Employment Agreement dated October 6, 2011 by and between Penn Virginia Resource GP, LLC and Robert B. Wallace (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2011 filed on November 1, 2011).*

(10.18)	Employment Agreement dated October 6, 2011 by and between Penn Virginia Resource GP, LLC and William H. Shea, Jr. (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2011 filed on November 1, 2011).*

(10.19)	Employment Agreement dated October 6, 2011 by and between Penn Virginia Resource GP, LLC and Bruce D. Davis, Jr. (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2011 filed on November 1, 2011).*

(10.20)	Employment Agreement dated July 24, 2012 by and between Penn Virginia Resource GP, LLC and Mark D. Casaday (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 filed on August 3, 2012).*

(10.21)	PVR GP, LLC Non-Employee Director Compensatory Summary Sheet **

(10.22)	Common Unit Purchase Agreement dated April 9, 2012, by and among Penn Virginia Resource Partners, L.P. and the purchasers named therein (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on April 12, 2012).

(10.23)	Class B Unit Purchase Agreement, dated April 9, 2012, by and among Penn Virginia Resource Partners, L.P., Riverstone V PVR Holdings, L.P. and Riverstone Global Energy and Power Fund V (FT), L.P. (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 12, 2012).

(12.1)	Statement of Computation of Ratio of Earnings to Fixed Charges Calculation.**

(14.1)	PVR GP, LLC Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to Registrant’s Current Report on Form 8-K filed on October 27, 2011).

(21.1)	Subsidiaries of PVR Partners, L.P.**

(23.1)	Consent of KPMG LLP.

(31.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101**)	The following financial information from the annual report on Form 10-K of PVR Partners L.P, for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PVR PARTNERS, L.P.

	By:	PVR GP, LLC

February 27, 2013	By:	/s/ Robert B. Wallace
Robert B. Wallace Executive Vice President and Chief Financial Officer

February 27, 2013	By:	/s/ Forrest W. McNair
Forrest W. McNair Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Edward B. Cloues, II Edward B. Cloues, II	Chairman and Director	February 27, 2013

/s/ James L. Gardner James L. Gardner	Director	February 27, 2013

/s/ Robert J. Hall Robert J. Hall	Director	February 27, 2013

/s/ Thomas W. Hofmann Thomas W. Hofmann	Director	February 27, 2013

/s/ E. Bartow Jones E. Bartow Jones	Director	February 27, 2013

/s/ Marsha R. Perelman Marsha R. Perelman	Director	February 27, 2013

/s/ John C. van Roden, Jr. John C. van Roden, Jr.	Director	February 27, 2013

/s/ William H. Shea, Jr. William H. Shea, Jr.	Director, President and Chief Executive Officer	February 27, 2013

/s/ Andrew W. Ward Andrew W. Ward	Director	February 27, 2013

/s/ Jonathan B. Weller Jonathan B. Weller	Director	February 27, 2013