Form 10-K
period 2013-12-31
PVR PARTNERS, L. P.
filed 2014-02-28
CIK 1144945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common units held by non-affiliates of the registrant was $2,114,352,322 as of June 30, 2013 (the last business day of its most recently completed second fiscal quarter), based on the last sale price of such units as quoted on the New York Stock Exchange. For purposes of making this calculation only, the registrant has defined affiliates as including the registrant’s directors and executive officers and holders of 5% or greater of the registrant’s common units. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 15, 2014, 112,189,636 common units and 24,305,507 Class B Units, representing limited partner interests of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement being prepared for the solicitation of proxies in connection with the 2014 Annual Meeting of Unitholders are incorporated by reference in Part III of this Form 10-K, or in the event we do not file such proxy statement, such information shall be filed as an amendment to this Form 10-K no later than April 30, 2014.

PVR PARTNERS, L.P. AND SUBSIDIARIES

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K include “forward-looking statements.” All statements that express belief, expectation, estimates or intentions, as well as those that are not statements of historical fact, are forward-looking statements. Words such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” and similar expressions are intended to identify such forward-looking statements. Because such statements include risks, uncertainties and contingencies, actual results may differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties and contingencies include, but are not limited to, the following:

•	the volatility of commodity prices for natural gas, natural gas liquids, or NGLs and coal;

•	our ability to access external sources of capital;

•	any impairment write-downs of our assets;

•	the relationship between natural gas, NGL and coal prices;

•	the projected demand for and supply of natural gas, NGLs and coal;

•	competition among natural gas midstream companies and among producers in the coal industry generally;

•	our ability to acquire natural gas midstream assets and new sources of natural gas supply and connections to third-party pipelines on satisfactory terms or new coal reserves;

•	our ability to retain existing or acquire new natural gas midstream customers and coal lessees;

•	the extent to which the amount and quality of actual production of our coal differs from estimated recoverable coal reserves;

•	our ability to generate sufficient cash from our businesses to maintain and pay the quarterly distribution to our unitholders;

•	the experience and financial condition of our natural gas midstream customers and coal lessees, including our lessees’ ability to satisfy their royalty, environmental, reclamation and other obligations to us and others;

•	operating risks, including unanticipated geological problems, incidental to our Eastern Midstream and Midcontinent Midstream and Coal and Natural Resource Management businesses;

•	the ability of our lessees to produce sufficient quantities of coal on an economic basis from our reserves and obtain favorable contracts for such production;

•	the occurrence of unusual weather or operating conditions including force majeure events;

•	delays in anticipated start-up dates of new development in our Eastern Midstream and Midcontinent Midstream businesses and our lessees’ mining operations and related coal infrastructure projects;

•	environmental risks affecting the production, gathering and processing of natural gas or the mining of coal reserves;

•	the timing of receipt of necessary governmental permits by us or our lessees;

•	hedging results;

•	accidents;

•	changes in governmental regulation or enforcement practices, especially with respect to environmental, health and safety matters, including with respect to emissions levels applicable to coal-burning power generators and permissible levels of mining runoff;

•	uncertainties relating to the effects of regulatory guidance on permitting under the Clean Water Act and the outcome of current and future litigation regarding mine permitting;

•	risks and uncertainties relating to general domestic and international economic (including inflation, interest rates and financial and credit markets) and political conditions;

•	our ability to complete our previously announced merger with Regency Energy Partners LP; and

•	other risks set forth in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2013.

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

Part I

Item 1 Business

General Overview of Business

PVR Partners, L.P. is a publicly traded Delaware limited partnership and our common units representing limited partner interests are listed on the New York Stock Exchange (“NYSE”) under the symbol “PVR.” We are principally engaged in the gathering and processing of natural gas and the management of coal and natural resource properties in the United States. We currently conduct operations in three business segments which are as follows:

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

Our operating income (loss) was $132.7 million in 2013, compared to $(4.6) million in 2012 and $153.6 million in 2011. In 2013, our Eastern Midstream segment contributed $68.5 million to our operating income, our Midcontinent Midstream segment contributed $12.2 million, and our Coal and Natural Resource Management segment contributed $52.0 million. Unless the context requires otherwise, references to the “Partnership,” “we,” “us” or “our” in this Annual Report on Form 10-K refer to PVR Partners, L.P. and its subsidiaries.

Merger Agreement with Regency Energy Partners L.P. On October 9, 2013, we entered into an Agreement and Plan of Merger with Regency Energy Partners LP (or “Regency”), RVP LLC, a Delaware limited liability company and Regency’s wholly owned subsidiary, and Regency’s general partner. Pursuant to the Agreement and Plan of Merger, as amended by Amendment No. 1 thereto dated as of November 7, 2013 (or the “Regency Merger Agreement”), we will merge with and into Regency (or the “Regency Merger”), and Regency will continue its existence under Delaware law as the surviving entity in the Regency Merger. Regency has filed with the Securities Exchange Commission (“SEC”) a registration statement on Form S-4 (or the “Form S-4”) relating to the merger.

The Regency Merger Agreement provides that, at the effective time of the merger, each of our common units and each of our class B units issued and outstanding or deemed issued and outstanding as of immediately prior to the effective time will be converted into the right to receive the merger consideration, consisting of (i) 1.020 of Regency common units and (ii) an amount of cash equal to the difference between (x) our annualized distribution less (y) Regency’s adjusted annualized distribution. Our annualized distribution is the product of four and the per unit amount of the quarterly cash distribution most recently declared by us prior to the closing of the Regency Merger. Regency’s adjusted annualized distribution is the product of four and the per unit amount of quarterly cash distribution most recently declared by Regency prior to the closing of the Regency Merger, multiplied by the exchange ratio of 1.020.

The completion of the Regency Merger is subject to the satisfaction or waiver of certain customary closing conditions, including, among other things: (i) approval of the Regency Merger Agreement by our unitholders, (ii) approval for listing of Regency common units issuable as part of the merger consideration on the New York Stock Exchange, (iii) there being no law or injunction prohibiting the consummation of the Regency Merger, (iv) the effectiveness of the Form S-4, (v) subject to specified materiality standards, the accuracy of the representations and warranties of each party, (vi) compliance by each party in all material respects with its covenants and (vii) the receipt of certain legal opinions by us and Regency.

If the Regency Merger Agreement is not adopted by PVR unitholders or if the Regency Merger is not completed for any other reason, PVR unitholders will not receive any form of consideration for their PVR units in connection with the merger. Instead, PVR will remain an independent publicly traded limited partnership and its common units will continue to be listed and traded on the NYSE. If the Regency Merger Agreement is terminated under specified circumstances, including if unitholder approval is not obtained, PVR will be required to pay all of the reasonably documented out-of-pocket expenses incurred by Regency and its affiliates in connection with the Regency Merger Agreement and the transactions contemplated thereby, up to a maximum amount of $20.0 million. In addition, if the Regency Merger Agreement is terminated in specified circumstances, including due to an adverse recommendation change having occurred, PVR will be required to pay Regency a termination fee of $134.5 million, less any expenses previously paid by PVR to Regency. Following payment of the termination fee, PVR will not be obligated to pay any additional expenses incurred by Regency or its affiliates.

We expect the Regency Merger to close in the first quarter of 2014. Additional information regarding the proposed transaction and the terms and conditions of the Merger Agreement are set forth on our Current Reports on Form 8-K, filed on October 10, 2013 and November 7, 2013, respectively.

Chief Gathering Acquisition. In May 2012, we completed our purchase of the membership interests of Chief Gathering LLC (“Chief Gathering”) from Chief E&D Holdings LP, for a purchase price of approximately $1.0 billion (“Chief Acquisition”), payable in a combination of $849.3 million in cash and fair value of $191.3 million in a new class of limited partner interests in us. Chief Gathering owned and operated six natural gas gathering systems serving over 300,000 dedicated acres in the Marcellus Shale, located in the north central Pennsylvania counties of Lycoming, Bradford, Susquehanna, Sullivan, Wyoming and Greene and in Preston County, West Virginia. This transaction resulted in a major expansion of our pipeline systems in our Eastern Midstream segment.

PVR-PVG Merger. In 2011, we consummated a transaction pursuant to a plan and agreement of merger (the “PVR Merger Agreement”) with our general partner Penn Virginia Resource GP, LLC (“PVR GP”), Penn Virginia GP Holdings, L.P. (“PVG”), PVG GP LLC (“PVG GP”) and PVR Radnor, LLC (“Merger Sub”), our wholly-owned subsidiary. Pursuant to the PVR Merger Agreement our general partner, PVG and PVG GP, were merged into Merger Sub. Subsequently, Merger Sub was merged into PVR GP, with PVR GP being the surviving entity as a subsidiary of PVR (the PVR-PVG Merger”). In the transaction, PVG unitholders received consideration of 0.98 PVR common units for each PVG common unit, representing aggregate consideration of approximately 38.3 million PVR common units. The incentive distribution rights held by our general partner were extinguished, the 2% general partner interest in PVR held by PVR’s general partner was converted to a noneconomic management interest and approximately 19.6 million PVR common units owned by PVG were cancelled. The merger closed on March 10, 2011. After the effective date of the merger and related transactions, the separate existence of each of PVG, and PVG GP and Merger Sub ceased, and PVR GP survives as a wholly-owned subsidiary of PVR.

Eastern Midstream Segment Overview

As of December 31, 2013, we owned and operated natural gas midstream assets located in Pennsylvania and West Virginia including approximately 257 miles of natural gas gathering pipelines, 68 miles of natural gas trunkline pipelines and 42 miles of fresh water pipelines. Our Eastern Midstream segment earns revenues primarily from fees charged to producers for natural gas gathering, transportation, compression and other related services. During 2013, we continued construction of our internal growth projects and acquired assets in the Chief acquisition. In September 2013, we announced that we entered into a definitive agreement to construct, own and operate a 45-mile natural gas trunkline and associated gathering pipelines and facilities servicing lean gas production in the Utica Shale in eastern Ohio. We expect the capital investment for the trunkline, initial gathering line, compression stations and dehydration facilities to be $125.0 million to $150.0 million through 2015.

In 2013, average gathered volumes on our systems were approximately 649 MMcfd, while our average trunkline volumes were approximately 742 MMcfd. These average flow rates have increased from 2012 average gathered volumes of 389 MMcfd and average trunkline volumes of 197 MMcfd. A significant volume of gas flows through both gathering and trunkline systems. The annual increase in volumes is attributed to the completion of internal growth projects.

Midcontinent Midstream Segment Overview

As of December 31, 2013, we owned and operated natural gas midstream assets located in Oklahoma and Texas including six natural gas processing facilities having 460 MMcfd of total capacity and approximately 4,650 miles of natural gas gathering pipelines. Our Midcontinent Midstream natural gas business earns revenues primarily from gas processing contracts with natural gas producers and from fees charged for gathering natural gas volumes and providing other related services.

System throughput volumes at our gas processing plants and gathering systems, including gathering only volumes, were approximately 379 MMcfd in 2013, compared to 432 MMcfd in 2012. The decrease in throughput volumes is attributed to the sale of the Crossroads Plant in 2012 and declines in natural gas production.

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

As of December 31, 2013, we owned or controlled approximately 847 million tons of proven and probable coal reserves in Central and Northern Appalachia, the Illinois Basin and the San Juan Basin. We enter into long-term leases with experienced, third-party mine operators, providing them the right to mine our coal reserves in exchange for royalty payments. We actively work with our lessees to develop efficient methods to exploit our reserves and to maximize production from our properties. We do not operate any mines. In 2013, our lessees produced 25.1 million tons of coal from our properties and paid us coal royalties revenues of $88.1 million, for an average royalty per ton of $3.50. Approximately 65% of our coal royalties revenues in 2013 were derived from coal mined on our properties under leases containing royalty rates based on the higher of a fixed base price or a percentage of the gross sales price. The balance of our coal royalties revenues for the respective periods was derived from coal mined on our properties under leases containing fixed royalty rates that escalate annually. See “— Contracts — Coal and Natural Resource Management Segment” for a description of our coal leases. For the year ended December 31, 2013, $22.1 million in coal royalties were earned in the San Juan Basin. During 2014, our coal reserves located in the San Juan Basin will deplete and the associated royalty revenue will cease.

Business Strategy

Our primary business objective is to create sustainable, capital-efficient growth in cash available for distribution to our unitholders while maintaining a strong credit profile and financial flexibility. Our growth objective is largely dependent on the availability of open and reasonably priced capital markets. Subject to the availability of the capital markets, we are pursuing the following business strategies:

•	Expand our Eastern Midstream and Midcontinent Midstream operations by adding new natural gas production to existing systems and acquiring or building new natural gas gathering and processing assets. We continually seek new supplies of natural gas both to offset the natural declines in production from the wells currently connected to our systems and to increase system throughput volumes. New natural gas supplies are obtained for all of our systems by contracting for production from new wells, connecting new wells drilled on dedicated acreage and by contracting for natural gas that has been released from competitors’ systems.

•	Mitigate commodity price exposure in our Eastern Midstream and Midcontinent Midstream segments. Our natural gas midstream operations consist of a mix of fee-based and margin-based services that are expected to generate relatively stable cash flows for a portion of our operations. We continually monitor commodity prices and when it is opportunistic, we may choose to manage our exposure to commodity price risk by entering into hedging transactions. As of December 31, 2013, we had no open derivative positions hedging commodity prices.

•	Manage coal reserve holdings in our existing market areas.

As previously discussed, in October 2013 we announced a definitive Merger Agreement with Regency. Under the Merger Agreement we are subject to certain restrictions on our business prior to completing the transaction, which may adversely affect our ability to execute certain of our business strategies without first obtaining consent from Regency, including our ability in certain cases to enter into certain contracts, incur capital expenditures or grow our business.

Contracts

Eastern Midstream and Midcontinent Midstream Segments

Our Eastern Midstream and Midcontinent Midstream segments generate revenues primarily from gas purchase and processing contracts with natural gas producers and from fees charged for gathering natural gas volumes and providing other related services. During the year ended December 31, 2013, our Eastern Midstream and Midcontinent Midstream businesses generated a majority of their operating income from three types of contractual arrangements: (i) fee-based, (ii) gas purchase/keep-whole and (ii) percentage-of-proceeds. A majority of the gas purchase/keep-whole and percentage-of-proceeds contracts include fee-based components such as gathering and compression charges.

In 2013, 51% of our total consolidated revenues and 51% of our December 31, 2013 consolidated accounts receivable resulted from seven of our natural gas midstream customers. Within the Eastern Midstream segment for 2013, 55% of the segment’s revenues and 54% of the December 31, 2013 accounts receivable for the segment resulted from three customers. Within the Midcontinent Midstream segment for 2013, 57% of the segment’s revenues and 54% of the December 31, 2013 accounts receivable for the segment resulted from four customers.

Fee-Based Arrangements. Under fee-based arrangements, we receive fees for gathering, transporting, compressing and/or processing natural gas. The revenues we earn from these arrangements are directly dependent on the volume of natural gas that flows through our systems and are independent of commodity prices. To the extent a sustained decline in commodity prices results in a reduction in drilling and development of a new supply in the areas we serve, our revenues from these arrangements would be reduced.

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

In some cases, we provide services under contracts that contain a combination of more than one of the arrangements described above. The terms of our contracts vary based on gas quality conditions, the competitive environment at the time the contracts were signed and customer requirements. The contract mix and, accordingly, exposure to natural gas and NGL prices, may change as a result of changes in producer preferences, expansion in regions where some types of contracts are more common and other market factors.

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

Partnership Distributions

Cash Distributions

We paid cash distributions of $2.20 per common unit during the year ended December 31, 2013. In the first quarter of 2014, we paid a cash distribution of $0.55 ($2.20 on an annualized basis) per common unit.

The following table reflects the allocation of total cash distributions paid by us during the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Common units	$213,901	$175,728	$134,918
PVR phantom units	541	528	378

Total cash distribution paid during period	$214,442	$176,256	$135,296

Paid-in-kind (“PIK”) Distributions

On May 17, 2012, we financed a portion of the Chief Acquisition by issuing 21,378,942 Class B Units. As of December 31, 2013 there were 24,305,507 Class B Units outstanding. The increase relates to PIK distributions to the holders of the Class B Units issued during 2013 and 2012. See Note 13, “PVR Unit Offerings,” for a discussion of the distribution rights of the Class B Units.

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

Additionally, regulations applicable to the gas industry are under constant review for amendment or expansion. For example, hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations such as the Marcellus Shale. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions. The EPA has commenced a study of the potential impacts of hydraulic fracturing activities. Other federal agencies have also examined hydraulic fracturing, including the U.S. Department of Energy (“DOE”), the U.S. Government Accountability Office and the White House Council for Environmental Quality. The U.S. Department of the Interior’s Bureau of Land Management (“BLM”) has also released proposed rules regarding well stimulation and hydraulic fracturing activities on public lands. After rescinding its initial May 2012 proposal, BLM re-proposed a rule in May 2013 that would require the disclosure of chemicals used during the fracturing process and addresses drilling plans, water management, and wastewater disposal on federal and Indian lands. Ongoing, proposed, or future studies, depending on their degree of pursuit and any meaningful results obtained, could spur additional regulatory and legislative initiatives.

Also, some states have adopted, and other states are considering adopting, regulations that could restrict or impose additional requirements relating to hydraulic fracturing in certain circumstances. The requirements states have considered range from disclosure of information regarding the substances used in hydraulic fracturing to well construction and cementing regulations to setback and siting restrictions for wells employing hydraulic fracturing. For example, on June 17, 2011, Texas enacted a law that requires the disclosure of information regarding the substances used in the hydraulic fracturing process to the Railroad Commission of Texas (the entity that regulates oil and natural gas production) and the public. Various other states, including Oklahoma, Pennsylvania and West Virginia, have enacted similar laws. Disclosure of chemicals used in the fracturing process could make it easier for third parties opposing hydraulic fracturing to initiate legal proceedings against producers and service providers based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater.

In addition, Pennsylvania passed Act 13 in February 2012, which provided for new well fees assessed and collected on unconventional wells, substantial revisions to environmental protections for both surface and subsurface activities, and prevented local zoning rules from imposing burdens on oil and gas activities beyond those required by the state. However, on December 19, 2013, the Pennsylvania Supreme Court struck down various portions of Act 13. West Virginia also increased its regulation of hydraulic fracturing by establishing a permitting process for wells, requiring additional studies and authorizing the West Virginia Department of Environmental Protection to adopt new rules (“WVDEP”). Further, states such as Texas and Pennsylvania have water withdrawal restrictions in place that allow suspension of withdrawal rights in times of shortages while other states require reporting on the amount of water used and its source. These and other states are considering further regulation of hydraulic fracturing.

If hydraulic fracturing is regulated at the federal level, fracturing activities in areas where we operate could become subject to additional permit requirements or operational restrictions and also to associated permitting delays and potential increases in costs. Further, some local governments have attempted temporary moratoriums on drilling operations using hydraulic fracturing. No assurance can be given as to whether or not such measures might be considered or implemented in jurisdictions in which our gas operations plan to operate. If new laws or regulations that significantly restrict or otherwise impact hydraulic fracturing are passed by Congress or adopted in states in which we operate, such legal requirements could make it more difficult or costly for our customers to perform hydraulic fracturing activities and thereby could affect the need for our services. We do not conduct any hydraulic fracturing.

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

On April 17, 2012, the EPA issued new standards to reduce air pollution from oil and gas drilling operations. The finalized rules establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package includes New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds, or VOCs, and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The rules establish specific new requirements regarding emissions from compressors and controllers at natural gas processing plants, dehydrators, storage tanks and other production equipment. In addition, the rules establish new leak detection requirements for natural gas processing plants at 500 ppm. On September 23, 2013, the EPA published updates to the 2012 performance standards, setting the compliance deadline for tanks based upon when they were put into use. These rules may require a number of modifications to our operations, including the installation of new equipment to control emissions from our compressors at initial startup or by the applicable compliance deadline. Texas has also implemented more stringent emissions, monitoring, inspection, maintenance, and repair requirements on operators in order to minimize VOC releases. Compliance with such federal rules and their implementing state laws and regulations could result in additional costs, including increased capital expenditures and operating costs.

Recent actions taken by the EPA have suggested that all natural gas operations operated by a single entity within a given area should be considered for aggregation for the purposes of determining the applicability of New Source Review (“NSR”) and Prevention of Significant Deterioration (“PSD”). If the EPA and delegated states apply permitting requirements so that multiple current and planned facilities are aggregated for the purposes of air permitting, operations that were previously below the applicable thresholds could be classified as a major source for PSD and/or NSR, and possibly a major source for MACT applicability. An aggregated source could potentially include production wells in addition to the midstream assets considered in this review, if the production wells and midstream assets were determined to be under the control of a single company. It is possible that this aggregation of the compressor stations for air permitting purposes would make a formerly exempt facility a major facility for purposes of Title V permitting, New Source Review, and MACT applicability. However, the Sixth Circuit recently vacated an EPA determination to aggregate natural gas wells and a sweetening plant in Summit Petroleum Corp. v. EPA et al.. Subsequently, the EPA released a December 21, 2012 memorandum stating that the EPA will follow the court’s interpretation when considering aggregation in the Sixth Circuit, but it will continue to follow its current practice of considering interrelatedness in other jurisdictions.

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

With respect to Marcellus Shale hydraulic fracturing operations, disposal of wastes from hydraulic fracturing is subject to various requirements. At present, producers can be limited to certain options for disposal of wastes. For example, on April 19, 2011, the Pennsylvania Department of Environmental Protection (“PADEP”) announced its intent to not renew permits for publicly owned treatment works that treat municipal wastewater to accept wastewater from Marcellus Shale operators. West Virginia also has similar disposal regulations. Among other permit requirements, the West Virginia rules require operators to maintain records regarding the quality and quantity of flowback and produced water from the well and the method of management or disposal of the flowback and produced water. Operators also are required to maintain records regarding the quantity of flowback and produced water transported, the collection and disposal location, and names of companies transporting flowback and produced water. The disposal costs for wastes from hydraulic fracturing may be significant and may have an adverse effect on the future exploration and production of natural gas using hydraulic fracturing methods, and thereby may decrease opportunities for us in these markets.

Water Discharges. Our Eastern Midstream and Midcontinent Midstream natural gas operations are subject to the Clean Water Act (“CWA”). See “— Coal and Natural Resource Management Segment — Clean Water Act.” Any unpermitted release of pollutants, including NGLs or condensates, from our systems or facilities could result in fines or penalties as well as significant remedial obligations.

Hydraulic fracturing methods require the use of relatively large volumes of water. In Pennsylvania and West Virginia, permits for use of surface water are obtained from river commissions like the Delaware River Basin Commission (“DRBC”) or Susquehanna River Basin Commission (“SRBC”) when withdrawing from waters within their river basins. Operators who must submit plans per DRBC or SRBC requirements may utilize those plans to satisfy this requirement but must still formally apply to the PADEP. Delays in finalizing the rules governing water withdrawals for such purposes may complicate the permitting process and could in the future restrict the DRBC’s ability to issue permits for water withdrawal for hydraulic fracturing, which could have an adverse effect on our natural gas gathering operations. Additionally, states such as Texas and Pennsylvania have water withdrawal restrictions allowing suspension of withdrawal rights in times of shortages while others require reporting on the amount of water used and its source.

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

Air Emissions. The federal Clean Air Act (“CAA”) and corresponding state and local laws and regulations affect all aspects of coal mining operations, both directly and indirectly. The CAA directly impacts our lessees’ coal mining and processing operations by imposing permitting requirements and, in some cases, requirements to install certain emissions control equipment, on sources that emit various hazardous and non-hazardous air pollutants. The CAA also indirectly affects coal mining operations by extensively regulating the air emissions of coal-fired electric power generating plants and other end users of coal. There have been a series of recent federal rulemakings that are focused on emissions from coal-fired electric generating facilities. Installation of additional emissions control technology and additional measures required under Environmental Protection Agency, or EPA, laws and regulations will make it more costly to build and operate coal-fired power plants and, depending on the requirements of individual state implementation plans, are likely to make coal a less attractive fuel alternative in the planning and building of power plants in the future. Any reduction in coal’s share of power generating capacity could negatively impact our lessees’ ability to sell coal, which could have a material effect on our coal royalties revenues.

In addition to the greenhouse gas (“GHG”) issues discussed below, the air emissions programs that may affect our lessees’ operations, directly or indirectly, include, but are not limited to, the following:

•	The EPA’s Clean Air Interstate Rule (“CAIR”) calls for power plants in 28 states and the District of Columbia to reduce emission levels of sulfur dioxide and nitrogen oxide pursuant to a cap-and-trade program similar to the system now in effect for acid rain. In June 2011, the EPA finalized a replacement rule to CAIR called the Cross-State Air Pollution Rule (“CSAPR”), which requires 28 states in the Midwest and eastern seaboard of the U.S. to reduce power plant emissions that cross state lines and contribute to ozone and/or fine particle pollution in other states. Under the CSAPR, the first phase of the nitrogen oxide and sulfur dioxide emissions reductions would commence in 2012 with further reductions effective in 2014. However, on August 21, 2012, the District of Columbia Circuit Court of Appeals vacated CSAPR, in a 2 to 1 decision, concluding that the rule was beyond the EPA’s statutory authority. On October 5, 2012, the EPA petitioned for en banc review of that decision by the entire U.S. Court of Appeals for the District of Columbia Circuit but the petition was denied on January 24, 2013. In March 2013, the EPA petitioned the U.S. Supreme Court to hear their challenge of the D.C. Circuit Court’s vacatur of CSAPR; in June 2013 the Supreme Court granted certiorari to the EPA, agreeing to review aspects of the vacatur. Oral arguments occurred in early December 2013. While this litigation delays implementation of CSAPR, it also leaves CAIR in place while the Court considers the merits of the legal challenges to CSAPR. For states to meet their requirements under the CSAPR, a number of coal-fired electric generating units will likely need to be retired, rather than be retrofitted with the necessary emission control technologies. These closures are likely to reduce the demand for steam coal.

•	In addition, on March 21, 2011, the EPA issued new Maximum Achievable Control Technology (“MACT”) standards for several classes of boilers and process heaters, including large coal-fired boilers and process heaters which would have regulated the emission of other air pollutants, including mercury and other metals, fine particulates, and acid gases such as hydrogen chloride. On January 31, 2013, the EPA published its revised final MACT rules. Business and environmental groups have filed legal challenges in federal appeals court and have petitioned the EPA to reconsider the rule. The EPA has granted petitions for reconsideration for certain issues. The effect of the regulatory proceedings will depend on the outcome of these legal challenges and cannot be determined at this time.

•	On February 16, 2012, the EPA formally adopted a rule to establish a national standard to reduce mercury and other toxic air pollutants from coal and oil-fired power plants, referred to as the EPA’s Mercury and Air Toxics Standards (“MATS”). In March 2013, the EPA finalized the reconsideration of the MATS rule as it pertains to new power plants, principally adjusting emissions limits for new coal-fired units to levels considered attainable by existing control technologies. Appeals were filed and oral arguments were heard by the District of Columbia Circuit Court in early December 2013. Regulation of mercury emissions by the EPA, pursuant to state programs, or pursuant to legislation implementing an international treaty may decrease the future demand for coal, which would reduce our royalties revenues.

•

The Clean Air Act requires the EPA to set standards, referred to as national ambient air quality standards (“NAAQS”), for six common air pollutants. Areas that are not in compliance (referred to as non-attainment areas) with these standards must take steps to reduce emissions levels. Over the last few years including up to recently in

December 2012, the EPA has revised the NAAQS for nitrogen dioxide, sulfur dioxide, and fine particles. Initial non-attainment determinations related to the 2010 sulfur dioxide rule were published in August 2013 with an effective date of October 4, 2013. Determinations on remaining areas of the U.S. have to be made. For the initial non-attainment designation areas, state implementation plans are due in the winter of 2014 and the deadline to achieve attainment is the summer of 2017. In addition, in December 2012, the EPA updated the NAAQS for fine particles, tightening the annual PM 2.5 standard to 12 micrograms per cubic meter. In November 2013, the EPA proposed revisions to address an earlier remand of its 1997 PM 2.5 implementation rules and finalization has not occurred as of December 31, 2013. We do not know whether or to what extent these developments might indirectly reduce the demand for coal mined by our lessees.

•	The EPA’s Acid Rain Program, provided in Title IV of the CAA, regulates emissions of sulfur dioxide from electric generating facilities. Affected facilities purchase or are otherwise allocated sulfur dioxide emissions allowances, which must be surrendered annually in an amount equal to a facility’s sulfur dioxide emissions in that year. Affected facilities may sell or trade excess allowances to other facilities that require additional allowances to offset their sulfur dioxide emissions. In addition to purchasing or trading for additional sulfur dioxide allowances, affected power facilities can satisfy the requirements of the EPA’s Acid Rain Program by switching to lower sulfur fuels, installing pollution control devices such as flue gas desulfurization systems, or “scrubbers,” or by reducing electricity generating levels. These acid rain requirements would not be supplanted by the CSAPR, were it to take effect.

•	The EPA’s regional haze program is designed to improve visibility in national parks and wilderness areas. On December 23, 2011, the EPA Administrator signed a final rule under which the emission caps imposed under the CSAPR for a given state would supplant the obligations of that state with regard to visibility protection. That rule has not yet been published, and the EPA’s plans about publishing this rule in light of the status of the CSAPR have yet to be announced.

•	In addition, the EPA’s new source review program under certain circumstances requires existing coal-fired power plants, when modifications to those plants significantly increase emissions, to install the more stringent air emissions control equipment. This program may indirectly reduce the demand for coal from our lessees’ operations.

•	There is pending litigation to force the EPA to list coal mines as a category of air pollution sources that endanger public health or welfare under Section 111 of the Clean Air Act and establish standards to reduce emissions from new or modified coal mine sources of methane and other emissions our lessees’ operations could be affected if these standards are implemented by the EPA or the applicable states.

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

Greenhouse gas emissions have begun to be regulated by the EPA pursuant to the CAA. In 2009, the EPA issued a final rule declaring that six greenhouse gases, including carbon dioxide and methane, “endanger both the public health and the public welfare of current and future generations.” Legal challenges to these findings have been asserted, and Congress is considering legislation to delay or repeal the EPA’s actions, but we cannot predict the outcome of these efforts. The EPA has begun adopting and implementing regulations to restrict emissions of greenhouse gases under existing provisions of the CAA. These rules were subject to judicial challenge, but on June 26, 2012, the U.S. Court of Appeals for the District of Columbia Circuit rejected challenges to the Tailoring Rule and other EPA rules relating to the regulation of GHGs under the CAA. Among the rules promulgated after the EPA’s endangerment finding was the Tailoring Rule, which requires newly built sources emitting more than 100,000 tons of greenhouse gases per year and modified facilities increasing their emissions by at least 75,000 tons of greenhouse gases per year to undergo prevention of significant deterioration permitting (“PSD”). PSD permitting requires that the permitted entity adopt the best available control technology. On April 13, 2013, the EPA published draft New Source Performance Standards (“NSPS”) for carbon dioxide emissions from new and modified EGUs. The final NSPS, if promulgated along the lines proposed, would pose significant challenges for the construction of new coal-fired power plants and could result in a decrease in U.S. demand for steam coal. In its Climate Action Plan, the Obama Administration announced its intent to issue regulations under Section 111(b) and Section 111(d) of the CAA to set NSPS for both new and existing power plants by June 2015. As of December 31, 2013, the EPA has not formally published any rules to finalize these requirements. In addition, in October 2013, the U.S. Supreme Court granted certiorari to hear arguments related to a combination of several petitions challenging the EPA’s approach to CO2 regulation.

As a result of revisions to its preconstruction permitting rules that became fully effective on January 2, 2011, the EPA is now requiring new sources, including coal-fired power plants, to undergo control technology reviews for GHGs (predominately carbon dioxide) as a condition of permit issuance. These reviews may impose limits on GHG emissions, or otherwise be used to compel consideration of alternatives fuels and generation systems, as well as increase litigation risk for — and so discourage development of — coal-fired power plants.

The EPA has also adopted rules requiring the reporting of GHG emissions from specified large greenhouse gas emission sources in the United States, including coal-fired electric power plants, on an annual basis, beginning in 2011 for emissions occurring after January 1, 2010, as well as certain oil and natural gas production facilities, on an annual basis, that began in 2012 for emissions occurring in 2011 and beyond.

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

The Resource Conservation and Recovery Act, or RCRA, and corresponding state laws and regulations exclude many mining wastes from the regulatory definition of hazardous wastes. Currently, the management and disposal of coal combustion byproducts, or coal combustion residues (“CCR”), are also not regulated at the federal level and not uniformly at the state level. In June 2010, the EPA released two competing proposals for the regulation of coal combustion byproducts. One would regulate the byproducts as hazardous or special waste when destined for disposal in landfills or surface impoundments and the other would classify the byproducts as non-hazardous waste. In April 2012, several environmental organizations filed suit against the EPA to compel the EPA to take action on the proposed rule. However, as of December 31, 2013, EPA has not finalized CCR rules nor established a timeframe for doing so. If EPA adopts rules to regulate the management and disposal of these byproducts as hazardous wastes, additional costs associated with compliance may encourage power plant operators to switch to a different fuel.

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

EPA also has used statutory “veto” power under Section 404(c) to effectively revoke a previously issued Section 404 permit after the EPA determined, after notice and an opportunity for a public hearing, that the permit will have an “unacceptable adverse effect.” On January 14, 2011 EPA exercised its veto power to withdraw or restrict the use of previously issued permits in connection with the Spruce No. 1 Surface Mine in West Virginia, which is one of the largest surface mining operations ever authorized in Appalachia. This action was the first time that such power was exercised with regard to a previously permitted coal mining project. A challenge to the EPA’s exercise of this authority was made in the federal District Court in the District of Columbia and on March 23, 2012, the Court ruled that the EPA lacked the statutory authority to invalidate an already issued Section 404 permit retroactively. This decision was appealed and reversed by the D.C. Circuit Court of Appeals on April 23, 2013, finding that the EPA’s retroactive veto was legal. The case has been remanded back to the district court for consideration of the merits of the Agency decision while the mining company has also petitioned the U.S. Supreme Court for certiorari to overturn the ruling. Any future use of the EPA’s Section 404 “veto” power could create uncertainty with regard to our lessees’ continued use of their current permits, as well as impose additional time and cost burdens on future operations, potentially adversely affecting our coal royalties revenues.

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

In December 2008, the Department of Interior published the Excess Spoil, Coal Mine Waste and Buffers for Perennial and Intermittent Streams rule under SMCRA in part to clarify when valley fills are permitted. The rule would require a 100-foot buffer around all waters, including streams, lakes, ponds and wetlands. However, the rule would exempt certain activities, such as permanent spoil fills and coal waste disposal facilities, and allow mining that changes a waterway’s flow, providing the mining company repairs the damage later. Companies could also receive a permit to dispose of waste within the buffer zone if they explain why an alternative is not reasonably possible or is not necessary to meet environmental requirements. Environmental groups brought lawsuits challenging the rule and in a March 2010 settlement with litigation parties, the U.S. Office of Surface Mining and Reclamation (“OSM”) agreed to rewrite the “stream buffer zone rule”. The new rule has not been proposed or finalized and the OSM is currently developing an environmental impact statement (“EIS”) for use in drafting the new rule. We are unable to predict the impact on our lessees, if any, of these actions by the OSM, although the actions potentially could result in additional delays and costs associated with obtaining permits, prohibitions or restrictions relating to mining activities near streams, and additional enforcement actions. In addition, Congress has proposed, and may in the future propose, legislation to restrict the placement of mining material in streams.

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

Third parties have recently sought to force the EPA to regulate selenium discharges in areas currently and previously used for coal mining operations and to impose liability and penalties on current owners of those lands. For example, there is at least one CWA citizen suit pending in the Fourth Circuit, Ohio Valley Environmental Coalition, Inc. v. Hernshaw Partners, LLC, where the plaintiffs allege the current owner of land previously utilized by another party for coal mining operations is in violation of the CWA for selenium discharges that continue to have effects on the waterbody. If the ultimate resolution of the litigation results in a current owner deemed to be in violation of the CWA even if the activities of prior owners or operators that caused the violations have ceased, current owners may be responsible for preventing and remediating any selenium discharges that may arise after the operator has ceased utilizing the coal mine.

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

Mine Health and Safety Laws. The operations of our coal lessees are subject to stringent health and safety standards that have been imposed by federal legislation since the adoption of the Mine Health and Safety Act of 1969. The Mine Health and Safety Act of 1969 resulted in increased operating costs. The Mine Safety and Health Act of 1977, which significantly expanded the enforcement of health and safety standards of the Mine Health and Safety Act of 1969, imposes comprehensive health and safety standards on all mining operations. In addition to federal regulatory programs, all of the states in which we operate also have state programs for mine safety and health regulation and enforcement. In addition, as part of the Mine Health and Safety Acts of 1969 and 1977, the Black Lung Acts require payments of benefits by all businesses conducting current mining operations to coal miners with black lung or pneumoconiosis and to some beneficiaries of miners who have died from this disease.

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

Employees and Labor Relations

We do not have employees. To carry out our operations, our general partner and its affiliates employed 321 employees who directly supported our operations at December 31, 2013. Our general partner considers current employee relations to be favorable.

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

As of December 31, 2013, our total outstanding long-term indebtedness was approximately $1.7 billion. While we are permitted by our partnership agreement to incur debt to pay distributions to our unitholders, our payment of principal and interest on such indebtedness will reduce our cash available for distribution to our unitholders. Furthermore, our leverage, various limitations in the agreements governing our revolving credit facility (“Revolver”), other restrictions governing our indebtedness and the indentures governing our senior notes (“Senior Notes”) may reduce our ability to incur additional indebtedness, to engage in some transactions and to capitalize on acquisition or other business opportunities.

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

Fluctuations in energy prices can greatly affect production rates and investments by third parties in the development of new oil and natural gas reserves. Drilling activity and production generally decrease as oil and natural gas prices decrease. We have no control over the level of drilling activity in our areas of operations, the amount of reserves underlying the wells and the rate at which production from a well will decline. In addition, we have no control over producers or their production decisions, which are affected by, among other things, prevailing and projected energy prices, demand for hydrocarbons, the level of reserves, geological considerations, governmental regulation and the availability and cost of capital.

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

A portion of our Midcontinent Midstream natural gas business is subject to significant risks due to fluctuations in natural gas commodity prices. During 2013, our Midcontinent Midstream segment generated a portion of its revenues from two types of contractual arrangements under which our gross margin is exposed to increases and decreases in the price of natural gas and NGLs — gas purchase/keep-whole and percentage-of-proceeds arrangements. See Item 1, “Business — Contracts — Natural Gas Midstream Segment.” This risk is mitigated by our increasing volumes under fixed fee contracts.

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

From time to time, we evaluate and acquire assets and businesses that we believe complement our existing operations. Acquisitions may require substantial capital or the incurrence of substantial indebtedness. Readily available access to debt and equity capital markets and credit availability have been and continue to be critical factors in our ability to grow. While global financial markets and economic conditions have been disrupted in the past, these conditions have improved more recently. However, if we become unable to finance our future growth expansions in a cost effective manner due to tightened capital markets we may be required to seek alternative financing strategies or revise or cancel our plans. If we consummate future acquisitions, our capitalization and results of operations may change significantly. In the event we complete acquisitions, we may encounter difficulties integrating these acquisitions with our existing businesses without a loss of employees or customers, a loss of revenues, an increase in operating or other costs or other difficulties. In addition, we may not be able to realize the operating efficiencies, competitive advantages, cost savings or other benefits expected from these acquisitions. Moreover, we may incur or assume unanticipated liabilities, losses, or costs associated with the businesses or assets acquired for which we are not indemnified or for which the indemnity is inadequate. Future acquisitions might not generate increases in our cash distributions to our unitholders, and because of the capital used to complete such acquisitions, or the debt incurred, our results of operations may change significantly.

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

We are subject to risk of loss resulting from nonpayment or nonperformance by our natural gas midstream customers. We depend on a limited number of customers for a significant portion of our natural gas midstream revenues. In 2013, 51% of our total consolidated revenues and 51% of our December 31, 2013 consolidated accounts receivable resulted from seven of our natural gas midstream customers. Within the Eastern Midstream segment for 2013, 55% of the segment’s revenues and 54% of the December 31, 2013 accounts receivable for the segment resulted from three customers. Within the Midcontinent Midstream segment for 2013, 57% of the segment’s revenues and 54% of the December 31, 2013 accounts receivable for the segment resulted from four customers. Any nonpayment or nonperformance by our natural gas midstream segment customers would reduce our cash flows.

Any reduction in overall interconnecting third-party pipeline capacity or our capacity allocations in interconnecting third-party pipelines could cause a reduction of volumes processed, which could adversely affect our revenues and cash flows.

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

The natural gas midstream segments have completed a number of acquisitions in recent years. See Note 5 to the Consolidated Financial Statements for a description of our natural gas midstream segments’ material acquisitions. In conjunction with our accounting for these acquisitions, it was necessary for us to estimate the values of the assets acquired and liabilities assumed, which involved the use of various assumptions. The most significant assumptions, and the ones requiring the most judgment, involve the estimated fair values of property, plant and equipment, and the resulting amount of goodwill, if any. Unforeseen changes in operations, the business environment or market conditions could substantially alter management’s assumptions and could result in lower estimates of values of acquired assets or of future cash flows. This could result in impairment charges being recorded in our Consolidated Statements of Operations

Risks Related to Our Coal and Natural Resource Management Business

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

The domestic demand for, and price of, our coal primarily depend on coal consumption patterns of the domestic electric utility industry. Consumption by the domestic electric utility industry is affected by the demand for electricity, environmental and other governmental regulations, technological developments and the price of competing coal and alternative fuel sources, such as natural gas, nuclear, hydroelectric power and other renewable energy sources. In addition, during the last several years, the U.S. coal industry has experienced increased consolidation, which has contributed to the industry becoming more competitive. Increased competition by coal producers or producers of alternate fuels could decrease the demand for coal, our pricing of coal or length of term of coal sales contracts, adversely impacting demand for the coal that our lessees produce and thereby reducing our coal royalties revenues. Indirect competition from gas-fired plants that are less expensive to construct and easier to permit has the most potential to displace a significant amount of coal-fired generation in the near term, particularly for older, less efficient coal-powered generators.

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

During 2013, weaker international and domestic economies, low natural gas prices and mild weather have impacted coal markets and market weakness is expected to continue into 2104. A substantial or extended decline in coal prices could have a material adverse effect on our lessees’ operations (including mine closures) and on the quantities of coal that may be economically produced from our properties. In addition, because a majority of our coal royalties are derived from coal mined on our properties under leases containing royalty rates based on the higher of a fixed base price or a percentage of the gross sales price, our coal royalties revenues could be reduced by such a decline. Such a decline could also reduce our coal services revenues and the value of our coal reserves. Additionally, volatility in coal prices could make it difficult to estimate with precision the value of our coal reserves. The future state of the global economy, including financial and credit markets on coal production levels and prices is uncertain. Depending on the longevity and ultimate severity of this downturn, demand for coal may continue to decline, which could adversely affect production and pricing for coal mined by our lessees, and, consequently, adversely affect the royalty income received by us.

We depend on a limited number of primary operators for a significant portion of our coal royalties revenues and the loss of or reduction in production from any of our major lessees would reduce our coal royalties revenues.

We depend on a limited number of primary operators for a significant portion of our coal royalties revenues. In the year ended December 31, 2013, five primary operators, each with multiple leases, accounted for 76% of our coal royalties revenues and 6% of our total consolidated revenues. If any of these operators enters bankruptcy or decides to cease operations or significantly reduces its production, our coal royalties revenues would be reduced.

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

Because our reserves decline as our lessees mine our coal, we have historically expanded our coal operations by adding and developing coal reserves in existing, adjacent and neighboring properties and through acquisitions of additional coal reserves that are economically recoverable to replace the reserves we produce. If we are unable to negotiate purchase contracts to replace or increase our coal reserves on acceptable terms, our coal royalties revenues will decline as our coal reserves are eventually depleted and we could, therefore, experience a material adverse effect on our business, results of operations or financial condition. As of December 31, 2013, we owned or controlled approximately 847 million tons of proven or probable coal reserves located in Kentucky, Virginia, West Virginia, Illinois and New Mexico. We anticipate that these reserves will take over 34 years to deplete, based upon 2013 production volumes. Our current business strategy does not contemplate any additional growth in our coal reserve holdings through acquisitions or investments in our existing market areas. See Item 1, “Business — Business Strategy.” During 2014, our coal reserves located in the San Juan Basin will deplete and the associated royalty revenue will cease.

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

One of our lessees has one mine operated by unionized employees. This mine was our second largest mine on the basis of coal production for the year ended December 31, 2013. All of our lessees could become increasingly unionized in the future. If some or all of our lessees’ non-unionized operations were to become unionized, it could adversely affect their productivity due to a potential increase in the risk of work stoppages. In addition, our lessees’ operations may be adversely affected by work stoppages at unionized companies, particularly if union workers were to orchestrate boycotts against our lessees’ operations. Any further unionization of our lessees’ employees could adversely affect the stability of production from our coal reserves and reduce our coal royalties revenues.

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

Tax Risks to Our Common Unitholders

Our tax treatment depends on our status as a partnership for federal income tax purposes. If the Internal Revenue Service (“IRS”) were to treat us as a corporation for U.S. federal income tax purposes or we become subject to additional amounts of entity-level taxation for state tax purposes, it would substantially reduce the amount of cash available for distribution to common unitholders.

The anticipated after-tax economic benefit of an investment in our common units depends largely on our being a partnership for federal income tax purposes. Despite the fact that we are organized as a limited partnership under Delaware law, we would be treated as a corporation for federal income tax purposes unless we satisfy a “qualifying income” requirement. Based on our current operations, we believe we satisfy the qualifying income requirement.

Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity. If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%. Distributions to you would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to you. Because a tax would be imposed upon us as a corporation, our cash available for distribution to you would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity level taxation for federal, state or local income tax purposes, then the minimum quarterly distribution amount and the target distribution amount will be adjusted to reflect the impact of that law on us. At the state level, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise, or other forms of taxation. Imposition of a similar tax on us in the jurisdictions in which we operate or in other jurisdictions to which we may expand could substantially reduce our cash available for distribution to you.

Both the tax treatment of publicly traded partnerships and an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, and an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. From time to time, members of Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships. One such recent legislative proposal would have eliminated the qualifying income exception we rely on for our treatment as a partnership for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will be reintroduced or will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units. Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes.

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

Unitholders will be required to pay federal income taxes and, in some cases, state and local income taxes on their share of our taxable income, whether or not they receive cash distributions from us. Unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability which results from that income.

Tax gain or loss on disposition of common units could be more or less than expected.

If our unitholders sell their common units, they will recognize a gain or loss equal to the difference between the amount they realized and their tax basis in those common units. Because distributions in excess of their allocable share of our net taxable income result in a decrease in their tax basis in their common units, the amount, if any, of such prior excess distributions with respect to the units sold will, in effect, become taxable income to our unitholders if they sell their units at a price greater than their tax basis in those common units, even if the price they receive is equal to their original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture of depreciation deductions. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, if unitholders sell their units they may incur a tax liability in excess of the amount of cash they receive from the sale.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning our common units that may result in adverse tax consequences to them.

Investments in our common units by tax-exempt entities, including employee benefit plans and individual retirement accounts (known as “IRAs”), and non-U.S. persons raise issues unique to them. For example, virtually all of our income allocated to organizations exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Allocations and/or distributions to non-U.S. persons will be reduced by withholding taxes imposed at the highest effective tax rate applicable to non-U.S. persons, and each non-U.S. person will be required to file U.S. federal tax returns and pay tax on their shares of our taxable income. Tax-exempt entities and non-U.S. persons should consult their tax advisors before investing in our common units.

We treat each purchaser of our common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

Because we cannot match transferors and transferees of common units and because of other reasons, we will adopt depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to you. It also could affect the timing of these tax benefits or the amount of gain from your sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to your tax returns.

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

We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. Nonetheless, we allocate certain deductions for depreciation of capital additions based on the date the underlying property is placed in service. The use of this proration method may not be permitted under existing Treasury Regulations. The U.S. Treasury Department has issued proposed Treasury Regulations that provide a safe harbor pursuant to which a publicly traded partnership may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders. Nonetheless, the proposed regulations do not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge our proration method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose units are the subject of a securities loan (e.g., a loan to a “short seller” to cover a short sale of units) may be considered as having disposed of those units. If so, the unitholder would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

Because there are no specific rules governing the U.S. federal income tax consequences of loaning a partnership interest, a unitholder whose units are the subject of a securities loan may be considered as having disposed of the loaned units. In that case, he may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units may be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan of their units are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have terminated as a partnership for federal income tax purposes if there is a sale or exchange within a twelve-month period of 50% or more of the total interests in our capital and profits. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns for one calendar year and could result in significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination would not affect our classification as a partnership for federal income tax purposes, but it would result in our being treated as a new partnership for federal income tax purposes. If we were treated as a new partnership, we would be required to make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred. The IRS has announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership may be permitted to provide only a single Schedule K-1 to unitholders for the two short tax periods included in the year in which the termination occurs.

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

Risks Related to Our Proposed Merger with Regency

Pending the completion of the transaction, our business and operations could be materially adversely affected.

Under the terms of our merger agreement with Regency Energy Partners LP (“Regency”), we are subject to certain restrictions on the conduct of our business prior to completing the transaction, which may adversely affect our ability to execute certain of our business strategies without first obtaining consent from Regency, including our ability in certain cases to enter into contracts, incur capital expenditures or grow our business. The merger agreement also restricts our ability to solicit, initiate or encourage alternative acquisition proposals with any third party and may deter a potential acquirer from proposing an alternative transaction or may limit our ability to pursue any such proposal. Such limitations could negatively affect our business and operations prior to the completion of the proposed transaction. Furthermore, the process of planning to integrate two businesses and organizations for the post-merger period can divert management attention and resources and could ultimately have an adverse effect on us.

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

Uncertainty about the effect of the merger on our employees may have an adverse effect on us and the combined organization. This uncertainty may impair our ability to attract, retain and motivate personnel until the merger is completed. Employee retention may be particularly challenging during the pendency of the merger, as employees may feel uncertain about their future roles with the combined organization. In addition, we may have to provide additional compensation in order to retain employees. If our employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to become employees of the combined organization, the combined organization’s ability to realize the anticipated benefits of the merger could be reduced. Also, if we fail to complete the merger, it may be difficult and expensive to recruit and hire replacements for such employees.

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

Purported class action complaints have been filed against PVR, Regency and PVR’s board of directors challenging the merger, and an unfavorable judgment or ruling in these lawsuits could prevent or delay the consummation of the proposed merger and result in substantial costs.

Eight purported class action lawsuits were initially filed challenging the merger. Each lawsuit names as defendants PVR, Regency, their respective general partners, individual members of PVR’s board of directors (the “Board”) and RVP GP LLC, a Regency subsidiary. Among other remedies, the plaintiffs seek to enjoin the proposed merger. If these lawsuits are not dismissed or otherwise resolved, they could prevent and/or delay completion of the merger and result in substantial costs to us, including any costs associated with the indemnification of directors.

Two lawsuits have been voluntarily dismissed and the currently pending lawsuits challenging the merger are:

•	Naiditch v. PVR Partners, L.P., et al., No. 9015-VCL (Del. — Ct. of Chancery)

•	Monatt v. PVR Partners, LP, et al., No. 2013-10606 (PA — Common Pleas, Del. County)

•	Srour v. PVR Partners, L.P., et al., No. 2013-11015 (PA — Common Pleas, Del. County)

•	Bushansky v. PVR Partners, L.P., et al., No. 2:13-cv-06829-HB (E.D. Pa.)

•	Hinnau v. PVR Partners, L.P., et al., No. 2:13-cv-07496-HB (E.D. Pa.)

On January 28, 2014, PVR, Regency, their respective general partners, all the Board members of PVR and RVP GP LLC entered into a Memorandum of Understanding (“MOU”) with plaintiffs in the Monatt, Srour, Bushansky, Naiditch and Hinnau lawsuits (the “Settled Lawsuits”) detailing an agreement in principle to a settlement of the Settled Lawsuits, which will be memorialized in a separate settlement agreement. The settlement is subject to customary conditions, including consummation of the merger, completion of certain confirmatory discovery, class certification and final approval by the Court of Common Pleas for Delaware County, Pennsylvania. If the Court approves the settlement, the Settled Lawsuits will be dismissed with prejudice and all defendants will be released from any and all claims relating to, among other things, the merger and any disclosures made in connection therewith. In exchange for that release, PVR and Regency have provided additional disclosures requested by the plaintiffs in the Settled Lawsuits related to, among other things the merger and any disclosures made in connection therewith. The settlement will not affect any provisions of the merger agreement or the form or amount of consideration to be received by PVR unitholders in the Merger.

Additional lawsuits may be filed in connection with the proposed merger. There can be no assurance that any of the defendants will prevail in the pending litigation or in any future litigation. The defense or settlement of any lawsuit or claim may adversely affect our or the combined organization’s business, financial condition or results of operations.

Item 1B Unresolved Staff Comments

None.

Item 2 Properties

Title to Properties

The following map shows the general locations of our natural gas gathering and processing systems and our coal reserves and related infrastructure investments as of December 31, 2013:

We believe that we have satisfactory title to all of our properties and the associated coal reserves in accordance with standards generally accepted in the coal and natural resource management and natural gas midstream industries.

Facilities

We currently lease our office space in Radnor and Williamsport, Pennsylvania; Irving, Texas; and Kingsport, Tennessee. We own the field office in Charleston, West Virginia. We believe that our properties are adequate for our current needs.

Eastern Midstream and Midcontinent Midstream Segments

Our Eastern Midstream and Midcontinent Midstream natural gas businesses derive revenues primarily from gas processing contracts with natural gas producers and from fees charged for gathering and transporting natural gas volumes and providing other related services. We own, lease or have rights-of-way to the properties where the majority of our natural gas midstream facilities are located. We also own a natural gas marketing business, which aggregates third-party volumes and sells those volumes into intrastate pipeline systems and at market hubs accessed by various interstate pipelines.

Our Eastern Midstream and Midcontinent Midstream natural gas operations include natural gas gathering and processing systems. The Eastern Midstream segment includes several natural gas gathering systems located in the Marcellus Shale area in Pennsylvania and West Virginia. Additionally, we have entered into a definitive agreement to construct, own and operate a 45-mile natural gas trunkline and associated gathering pipelines and facilities servicing lean gas production in the Utica Shale in eastern Ohio. We also own a 51% membership interest in Aqua-PVR Water Services LLC, a joint venture that transports and supplies fresh water to natural gas producers drilling in the Marcellus Shale in Pennsylvania. The Midcontinent Midstream segment includes gathering and processing facilities in the Texas/Oklahoma panhandle area. We owned six natural gas processing facilities having 460 MMcfd of total capacity as of December 31, 2013.

As of December 31, 2013, we owned approximately 257 miles of natural gas gathering pipelines, 68 miles of natural gas trunkline pipelines, and 42 miles of fresh water pipelines in the Eastern Midstream segment. In the Midcontinent Midstream segment we owned approximately 4,650 miles of natural gas gathering pipelines. A discussion of our more prominent and evolving systems for each segment follows.

Eastern Midstream Systems

General. During 2013, we continued construction of our internal growth projects and acquired assets in the Chief acquisition, which has significantly increased gathering and trunkline volumes for this segment. Below is a listing of the multiple gathering systems that make up the Eastern Midstream Segment.

Lycoming System

General. The Lycoming System includes a 30” trunkline and associated gathering and compression facilities. In total, there are 143 miles of pipeline, including water pipeline, three market outlets to Transco, and a current capacity of 1 Bcfd. The System gathers gas in Lycoming and Tioga counties in Pennsylvania with eight active compressor and dehydration facilities.

Wyoming System

General. The Wyoming System includes a 24” trunkline and associated gathering and compression facilities. In total, there are over 120 miles of pipeline, six active compressor stations, three market outlets to the Tennessee Gas Pipeline, one market outlet to the Transco pipeline, and a current capacity 800 MMcfd. There are well connect projects and compressor station construction projects in progress.

East Lycoming System

General. The East Lycoming System gathers gas in Lycoming and portions of western Sullivan counties in Pennsylvania. The system is comprised of 52 miles of pipeline; one active compressor station and 150 MMcfd capacity tap into the Transco system. Additional well connect projects and compression are under construction.

Bradford System

General. The Bradford System is located in Bradford County, Pennsylvania. The System currently has over 36 miles of gathering pipeline, one active compressor/dehydration facility and 85 MMcfd of capacity into the Tennessee Gas Pipeline. Well connect projects and a capacity expansion of the compressor station is underway.

Greene County System

General. The Greene County System is a small gathering system in Greene County, Pennsylvania. It includes one mile of pipeline and a tap into the Columbia Gas system. A 15 MMcfd compressor station is under construction and is expected to be in service by the second quarter of 2014.

Preston County System

General. The Preston County System is located in Preston County, West Virginia. There is one well connected with a tap on the Dominion pipeline.

Eastern Midstream Natural Gas Supply. The gathering infrastructure captures current and expected volumes in the Marcellus Shale area. The Eastern Midstream Systems deliver the natural gas to local customers and provides avenues for local producers to major pipeline systems such as Transco and Tennessee.

Aqua-PVR Joint Venture

Water Supply. We are a partner in a joint venture that transports and supplies fresh water to natural gas producers drilling in the Marcellus Shale in Pennsylvania. There are 42 miles of fresh water pipelines in service at December 31, 2013 servicing four major natural gas producers in the area. In the fourth quarter of 2013, a truck loading facility was completed allowing for water deliveries to any third party that wishes to take water.

Midcontinent Midstream Systems

Panhandle System

General. The Panhandle System is a natural gas gathering system stretching over eleven counties in the Anadarko Basin of the panhandle region of Texas and Oklahoma. The System consists of approximately 2,141 miles of natural gas gathering pipelines, ranging in size from two to 16 inches in diameter, and four natural gas processing plants. Included in the system is an 11-mile, 10-inch diameter, FERC-jurisdictional residue line.

All four plants are capable of operating in high ethane recovery mode or in ethane rejection mode and have instrumentation allowing for unattended operation of up to 16 hours per day.

The Panhandle System is comprised of a number of pipeline gathering systems and field compressor stations that gather natural gas, directly or indirectly, to the plants. These gathering systems are located in Beaver, Ellis, Harper, and Roger Mills Counties in Oklahoma and Hansford, Hemphill, Hutchinson, Lipscomb, Ochiltree, Roberts and Wheeler Counties in Texas.

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

The residue gas from the Sweetwater plant is delivered into Natural Gas Pipeline Company of America, Oklahoma Gas Transmission or ANR pipelines for sale or transportation to market. The NGLs produced at the Sweetwater plant are delivered into ONEOK Hydrocarbon’s pipeline system for transportation and fractionation, with the majority being handled at ONEOK’s Conway fractionator and a portion being delivered to the Mont Belvieu markets.

Crescent System

General. The Crescent System is a natural gas gathering system stretching over seven counties within central Oklahoma’s Sooner Trend. The system consists of approximately 1,768 miles of natural gas gathering pipelines, ranging in size from two to 10 inches in diameter, and the Crescent natural gas processing plant located in Logan County, Oklahoma. Several compressor stations are operating across the Crescent System. We continue to look at potential growth opportunities to service the Mississippian Lime formation.

The Crescent plant is a NGL recovery plant with current capacity of approximately 40 MMcfd. The Crescent facility also includes a gas engine-driven generator which is routinely operated, making the plant self-sufficient with respect to electric power. The cost of fuel (residue gas) for the generator is borne by the producers under the terms of their respective gas contracts.

Natural Gas Supply and Markets for Sale of Natural Gas and NGLs. The gas supply on the Crescent System is primarily gas associated with the production of oil, or “casinghead gas,” from the mature Sooner Trend. Wells in this region producing casinghead gas are generally characterized as low volume, long-lived producers of gas with large quantities of NGLs. The Crescent plant’s connection to the Southern Star Central Gas and ONEOK Gas Transportation pipelines for residue gas and the ONEOK Hydrocarbon pipeline for NGLs gives the Crescent System access to a variety of market outlets.

Hamlin System

General. The Hamlin System is a natural gas gathering system stretching over eight counties in West Central Texas. The system consists of approximately 524 miles of natural gas gathering pipelines, ranging in size from two to 12 inches in diameter and with current capacity of approximately 20 MMcfd, and the Hamlin natural gas processing plant located in Fisher County, Texas. Several compressor stations are operating across the system. We continue to look at potential growth opportunities to service the emerging Cline formation.

Natural Gas Supply and Markets for Sale of Natural Gas and NGLs. The gas on the Hamlin System is primarily casinghead gas associated with the production of oil. The Hamlin System delivers the residue gas from the Hamlin plant into the Enbridge or Atmos pipelines. The NGLs produced at the Hamlin plant are delivered into TEPPCO’s pipeline system.

Coal Reserves and Production

As of December 31, 2013, we owned or controlled approximately 847 million tons of proven and probable coal reserves located in Illinois, Indiana, Kentucky, New Mexico, Tennessee, Virginia and West Virginia. Our coal reserves are in various surface and underground mine seams located on the following properties:

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

Our lessees mine coal using both underground and surface methods. As of December 31, 2013, our lessees operated 28 surface mines and 23 underground mines. Approximately 42% of the coal produced from our properties in 2013 came from underground mines and 58% came from surface mines. Most of our lessees use the continuous mining method in their underground mines located on our properties. In continuous mining, main airways and transportation entries are developed and remote-controlled continuous miners extract coal from “entries,” leaving “pillars” to support the roof. Shuttle cars transport coal to a conveyor belt for transportation to the surface. In several underground mines, our lessees use two continuous miners running at the same time, also known as a supersection, to improve productivity and reduce unit costs.

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

Our lessees’ customers are primarily electric utilities, the utility market is also referred to as the “steam” or “thermal” market. Coal produced from our properties is transported by rail, barge and truck, or a combination of these means of transportation. Coal from the Virginia portion of the Wise property and the Buchanan property is primarily shipped to electric utilities in the Southeast by the Norfolk Southern railroad. Metallurgical coal from our Virginia properties is shipped by the Norfolk Southern Railroad to domestic steel mills or to Norfolk for export. Coal from the Kentucky portion of the Wise property and our Middle Fork property is primarily shipped to electric utilities in the Southeast by truck or the CSX railroad. Coal from the Coal River and Spruce Laurel properties in West Virginia is shipped to steam and metallurgical customers by the CSX railroad, by barge along the Kanawha River and by truck or by a combination thereof. Coal from the Northern Appalachia properties is shipped by barge on the Monongahela River, by truck and by the CSX and Norfolk Southern railroads. Coal from the Illinois Basin properties is shipped by barge on the Green River and by truck. Coal from the San Juan Basin property is shipped to steam markets in New Mexico and Arizona by the Burlington Northern Santa Fe railroad. All of our properties contain and have access to numerous roads and state or interstate highways.

The following tables set forth production data for the periods presented and reserve information with respect to each of our properties for the period presented (tons in millions):

	Production for Year Ended December 31,
Property	2013	2012	2011
Central Appalachia	10.2	13.9	19.7
Northern Appalachia	3.3	4.0	3.9
Illinois Basin	2.4	3.7	4.7
San Juan Basin	9.2	8.6	10.1

Total	25.1	30.2	38.4

	Proven and Probable Reserves as of December 31, 2013
Property	Underground	Surface	Total	Steam	Metallurgical	Total
Central Appalachia	450.3	185.1	635.4	530.7	104.7	635.4
Northern Appalachia	17.8	1.3	19.1	19.1	—	19.1
Illinois Basin	182.6	8.6	191.2	191.2	—	191.2
San Juan Basin	—	1.3	1.3	1.3	—	1.3

Total	650.7	196.3	847.0	742.3	104.7	847.0

Of the approximately 847 million tons of proven and probable coal reserves to which we had rights as of December 31, 2013, we owned the mineral interests and the related surface rights to 394 million tons, or 46%, and we owned only the mineral interests to 277 million tons, or 33%. We leased the mineral rights to the remaining 176 million tons, or 21%, from unaffiliated third parties and, in turn, subleased these reserves to our lessees. For the reserves we lease from third parties, we pay royalties to the owner based on the amount of coal produced from the leased reserves. Additionally, in some instances, we purchase surface rights or otherwise compensate surface right owners for mining activities on their properties. In 2013, our aggregate expenses to third-party surface and mineral owners were $10.1 million.

The following table sets forth the coal reserves we owned and leased with respect to each of our coal properties as of December 31, 2013 (tons in millions):

Property	Owned	Leased	Total Controlled
Central Appalachia	490.8	144.6	635.4
Northern Appalachia	19.1	—	19.1
Illinois Basin	160.4	30.8	191.2
San Juan Basin	1.0	0.3	1.3

Total	671.3	175.7	847.0

The following table sets forth our coal reserve activity for the periods presented and ended (tons in millions):

	2013	2012	2011
Reserves - beginning of year	871.0	893.3	803.7
Purchase of coal reserves	2.3	1.6	113.8
Tons mined by lessees	(25.1)	(30.2)	(38.4)
Revisions of estimates and other	(1.2)	6.3	14.2

Reserves - end of year	847.0	871.0	893.3

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

We classify low sulfur coal as coal with a sulfur content of less than 1.0%, medium sulfur coal as coal with a sulfur content between 1.0% and 1.5% and high sulfur coal as coal with a sulfur content of greater than 1.5%. Compliance coal is that portion of low sulfur coal that meets compliance standards for the CAA. As of December 31, 2013, approximately 23% of our reserves met compliance standards for the CAA and 34% were low sulfur. The following table sets forth our estimate of the sulfur content and the typical clean coal quality of our recoverable coal reserves as of December 31, 2013 (tons in millions):

							Typical Clean
		Sulfur Content					Coal Quality
		Reserves as of December 31, 2013					Heat Content
Property	Compliance (1)	Low Sulfur (2)	Medium Sulfur	High Sulfur	Sulfur Unclassified	Total	BTU per Pound (3)	Sulfur (% )	Ash (% )
Central Appalachia	193.8	284.3	189.1	74.9	87.1	635.4	14,041	1.04	6.50
Northern Appalachia	—	—	—	19.1	—	19.1	12,900	2.58	8.80
Illinois Basin	—	—	—	191.2	—	191.2	11,034	2.39	8.32
San Juan Basin	—	1.0	0.3	—	—	1.3	9,200	0.89	17.80

Total	193.8	285.3	189.4	285.2	87.1	847.0

(1)	Compliance coal is low sulfur coal which, when burned, emits less than 1.2 pounds of sulfur dioxide per million BTU. Compliance coal meets the sulfur dioxide emission standards imposed by Phase II of the CAA without blending in other coals or using sulfur dioxide reduction technologies. Compliance coal is a subset of low sulfur coal and is, therefore, also reported within the amounts for low sulfur coal.
(2)	Includes compliance coal.
(3)	As-received BTU per pound includes the weight of moisture in the coal on an as sold basis.

The following table shows the proven and probable coal reserves we leased to mine operators by property as of December 31, 2013 (tons in millions):

	Proven and Probable Reserves
	As of December 31, 2013
	Total	Leased	Percentage
Property	Controlled	to Operators	Leased
Central Appalachia	635.4	614.5	97%
Northern Appalachia	19.1	18.2	95%
Illinois Basin	191.2	42.9	22%
San Juan Basin	1.3	1.3	100%

Total	847.0	676.9	80%

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

On October 21, 2013 the Pennsylvania Department of Environmental Protection (PA DEP) presented the Partnership’s subsidiary, PVR Marcellus Gas Gathering, LLC, with a proposed Consent Assessment of Civil Penalty totaling approximately $0.33 million in connection with alleged erosion and sediment control violations incurred during construction of its pipelines and related facilities in Lycoming and Tioga Counties, Pennsylvania. The Partnership is in discussions with the PA DEP regarding the proposed penalty. The timing or outcome of these discussions cannot be reasonably determined at this time.

As previously disclosed in the joint proxy statement/prospectus of PVR and Regency filed with the Securities and Exchange Commission on November 8, 2013, as amended on December 18, 2013, January 28, 2014 and February 18, 2014 (the “Joint Proxy Statement/Prospectus”), following the announcement of the Merger on October 10, 2013, eight putative unitholder class action lawsuits challenging the Merger were filed, including two in the Court of Chancery of the State of Delaware: (i) David Naiditch v. PVR Partners, L.P., et al. (Case No. 9015-VCL); and (ii) Robert P. Frutkin v. Edward B. Cloues II, et al. (Case No. 9020-VCL), three in the Court of Common Pleas for Delaware County, Pennsylvania: (i) Charles Monatt v. PVR Partners, LP, et al. (Case No. 2013-10606); (ii) Steven Keene v. PVR Partners, L.P., et al. (Case No. 2013-10723); and (iii) Saul Srour v. PVR Partners, L.P., et al. (Case No. 2013-11015); and three in federal court in the United States District Court for the Eastern District of Pennsylvania: (i) Stephen Bushansky v. PVR Partners, L.P., et al. (Case No. 2:13-cv-6829-HB); (ii) William Engel v. Edward B. Cloues II, et al. (Case No. 2:13-cv-7288-HB); and (iii) Mark Hinnau v. PVR Partners, L.P., et al. (Case No. 2:13-cv-7496-HB).

In the Frutkin lawsuit in Delaware, the plaintiff stipulated to the voluntary dismissal of his complaint with prejudice and with each party bearing their own costs and fees. The Court ordered dismissal on November 12, 2013. On January 28, 2014, the plaintiff in the Keene lawsuit advised PVR of his intention to voluntarily discontinue the lawsuit without prejudice. In addition, in the Engel lawsuit in federal court, the plaintiff filed on February 14, 2014 a notice of voluntary dismissal without prejudice.

On January 28, 2014, PVR, Regency, their respective general partners, all the Board members of PVR and RVP GP LLC entered into a Memorandum of Understanding (“MOU”) with plaintiffs in the Monatt, Srour, Bushansky, Naiditch and Hinnau lawsuits (the “Settled Lawsuits”) detailing an agreement in principle to a settlement of the Settled Lawsuits, which will be memorialized in a separate settlement agreement. The settlement is subject to customary conditions, including consummation of the merger, completion of certain confirmatory discovery, class certification and final approval by the Court of Common Pleas for Delaware County, Pennsylvania. If the Court approves the settlement, the Settled Lawsuits will be dismissed with prejudice and all defendants will be released from any and all claims relating to, among other things, the merger and any disclosures made in connection therewith. In exchange for that release, PVR and Regency have provided additional disclosures requested by the plaintiffs in the Settled Lawsuits. The settlement will not affect any provisions of the merger agreement or the form or amount of consideration to be received by PVR unitholders in the Merger.

Item 4 Mine Safety Disclosures

Not applicable.

Part II

Item 5 Market for the Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common units are traded on the NYSE under the symbol “PVR.” The high and low sales prices (composite transactions) and distributions declared related to each fiscal quarter in 2013 and 2012 were as follows:

Quarter Ended	High	Low	Cash Distribution Declared
December 31, 2013	$27.71	$22.76	$0.55
September 30, 2013	$29.26	$22.40	$0.55
June 30, 2013	$27.43	$23.21	$0.55
March 31, 2013	$27.49	$21.87	$0.55
December 31, 2012	$26.28	$22.27	$0.55
September 30, 2012	$26.00	$23.61	$0.54
June 30, 2012	$26.33	$21.84	$0.53
March 31, 2012	$27.50	$21.34	$0.52

Equity Holders

As of December 31, 2013, there were 180 record holders and approximately 50,117 beneficial owners of our common units. There is no established trading market for our Class B Units. As of December 31, 2013, our Class B Units were held by one holder of record.

Common Unitholder Return Performance Presentation

The performance graph below compares the cumulative total unitholder return on our common units with the cumulative total returns on the Standard & Poor’s 500 Index (the “S&P 500 Index”) and the Alerian MLP Total Return Index (the “Alerian Total Return Index”). The Alerian Total Return Index is a composite of the 50 most prominent energy master limited partnerships and limited liability companies, as determined by Standard & Poor’s using a float-adjusted market capitalization methodology. The graph assumes an investment of $100 in our common units, and in each of the S&P 500 Index and the Alerian Total Return Index on December 31, 2008 and reinvestment of all dividends and distributions. The results shown in the graph are based on historical data and should not be considered indicative of future performance.

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
PVR Partners, L.P	100.0	213.7	303.5	294.7	326.7	368.3
S&P 500 Total Return Index	100.0	126.5	145.5	148.6	172.4	228.2
Alerian MLP Total Return Index	100.0	176.4	239.7	272.9	286.0	364.9

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

Item 6 Selected Financial Data

The following selected historical financial information was derived from our Consolidated Financial Statements as of December 31, 2013, 2012, 2011, 2010 and 2009, and for each of the years then ended. The selected financial data should be read in conjunction with our Consolidated Financial Statements and the accompanying Notes and Supplementary Data in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data”:

	2013	2012	2011	2010	2009
		(in thousands, except per unit data)
Statement of Operations Data:
Revenues (1)	$1,117,486	$1,007,754	$1,159,975	$864,136	$656,704
Expenses (1)	$984,803	$1,012,351	$1,006,404	$742,551	$550,779

Operating income (loss)	$132,683	$(4,597)	$153,571	$121,585	$105,925
Net income (loss)	$12,994	$(70,622)	$96,343	$64,187	$62,911
Net income (loss) attributable to PVR Partners, L.P.	$12,994	$(70,622)	$97,007	$37,144	$37,879

Common Unit Data:
Net income (loss) per limited partner unit, basic and diluted (2)	$(0.83)	$(1.43)	$1.45	$0.97	$0.99
Distributions paid (3)	$214,442	$176,256	$135,296	$122,024	$120,450
Distributions paid per unit (3)	$2.20	$2.10	$1.94	$1.88	$1.88

Balance Sheet and Other Financial Data:
Property, plant and equipment, net	$2,189,278	$1,989,346	$1,282,297	$971,046	$900,844
Total assets (4)	$3,125,670	$2,998,709	$1,593,992	$1,304,205	$1,219,063
Long-term debt	$1,735,100	$1,490,000	$841,000	$708,000	$620,100
Cash flows provided by operating activities	$203,446	$145,261	$190,330	$178,450	$158,214
Additions to property, plant and equipment	$415,785	$1,362,531	$376,602	$124,116	$80,677

Other Statistical Data:
Eastern Midstream:
Gathered volumes (MMcfd)	649	389	74	10	—
Trunkline volumes (MMcfd) (5)	742	197	40	—	—
Midcontinent Midstream:
Daily throughput volumes (MMcfd)	379	432	421	346	332
Coal and Natural Resource Management:
Coal royalty tons (in thousands)	25,142	30,214	38,357	34,512	34,330

(1)	In 2013, we sold our Midcontinent Midstream equity investment in Thunder Creek for a gain of $14.3 million. In 2012, we incurred two impairment charges, $124.8 million related to our North Texas Gathering System and $8.7 million related to our equity investment in Thunder Creek. We also sold the Crossroads Gathering System for a gain of $31.3 million. Both of the impairments and the sale of Crossroads were incurred in our Midcontinent Midstream segment. In 2010, 2009 and 2008, we recorded $27.8 million, $72.5 million and $127.9 million of natural gas midstream revenue and $27.8 million, $72.5 million and $127.9 million for the cost of midstream gas purchased related to the purchase of natural gas from PVOG LP, a subsidiary of Penn Virginia Corporation and considered a related party company until June 7, 2010, and the subsequent sale of that gas to third parties. We took title to the gas prior to transporting it to third parties. These transactions do not impact the gross margin, nor do they impact operating income.
(2)	In connection with the Chief Acquisition, Special Units and Class B Units were issued at prices below the market price of the common units into which they are convertible. The aggregate discount of $139.2 million represents a beneficial conversion feature which is considered a non-cash distribution that will be distributed ratably using the effective yield method over the period the Special Units and Class B Units are outstanding. The impact of the beneficial conversion feature is included as distributed income to Class B Units and Special Units with a corresponding reduction in net income allocable to common units in the calculation of net income (loss) per common unit for the years ended December 31, 2013 and 2012. Pursuant to the 2011 PVR-PVG Merger, PVG’s unitholders received 0.98 of a PVR common unit for each PVG common unit they owned, or approximately 38.3 million of PVR common units in the aggregate, in exchange for all outstanding PVG common units. Also pursuant to the PVR-PVG Merger, approximately 19.6 million PVR common units that were held by PVG were cancelled. As a result, PVR’s common units outstanding increased from 52.3 million to 71.0 million. However, for historical reporting purposes, the impact of this change was accounted for as a reverse unit split of 0.98 to 1.0. Therefore, since PVG was the surviving entity for accounting purposes, the weighted average common units outstanding used for basic and diluted earnings per unit calculations are PVG’s historical weighted average common units outstanding adjusted for the retrospective application of the reverse unit split. Amounts reflecting historical PVG common unit and per common unit amounts included in this report have been restated for the reverse unit split.

(3)	Distributions paid and Distributions paid per unit have been retroactively restated to only include the amounts paid to public unitholders of PVR and PVG’s common units. The distributions paid are consistent with the distributions to partners noted in the consolidated statements of cash flows. The distributions paid per unit represent the distributions declared and paid by PVR for the noted time periods.
(4)	Total assets as of December 31, 2012 include the Chief acquisition, which expanded our coverage and operations in the Marcellus Shale region. The 2011 amounts include the Middle Fork acquisition, which expanded our geographic scope in the Central Appalachian coal region. During 2013, 2012, 2011 and 2010, we increased internal growth project spending in our Marcellus and Panhandle Systems to expand our natural gas gathering and operational footprint in these areas.
(5)	Trunkline volumes include a significant portion of gathered volumes.

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

Our operating income (loss) was $132.7 million in 2013, compared to $(4.6) million in 2012 and $153.6 million in 2011. In 2013, our Eastern Midstream segment contributed $68.5 million to our operating income, our Midcontinent Midstream segment contributed $12.2 million, and our Coal and Natural Resource Management segment contributed $52.0 million to operating income.

Eastern Midstream Segment Overview

As of December 31, 2013, we owned and operated natural gas midstream assets located in Pennsylvania and West Virginia including approximately 257 miles of natural gas gathering pipelines, 68 miles of natural gas trunkline pipelines and 42 miles of fresh water pipelines. Our Eastern Midstream segment earns revenues primarily from fees charged to producers for natural gas gathering, compression and other related services. During 2013, we continued construction of our internal growth projects and acquired assets in the Chief acquisition.

In 2013, average gathered volumes on our systems were approximately 649 MMcfd, while our average trunkline volumes were approximately 742 MMcfd. These average flow rates have increased from 2012 average gathered volumes of 389 MMcfd and average trunkline volumes of 197 MMcfd. A significant volume of gas flows through both gathering and trunkline systems. The annual increase in volumes is attributed to the completion of internal growth projects.

We continually seek new supplies of natural gas both to offset the natural declines in production from the wells currently connected to our systems and to increase system throughput volumes. New natural gas supplies are obtained for all of our systems by contracting for production from new wells, connecting new wells drilled on dedicated acreage and contracting for natural gas that has been released from competitors’ systems. In 2013, our Eastern Midstream natural gas segment made aggregate capital expenditures of $288.4 million, primarily related to the construction of internal growth projects and acquired assets in the Chief Acquisition, expanding our footprint in the Marcellus Shale.

Midcontinent Midstream Segment Overview

As of December 31, 2013, we owned and operated natural gas midstream assets located in Oklahoma and Texas including six natural gas processing facilities having 460 MMcfd of total capacity and approximately 4,650 miles of natural gas gathering pipelines. Our Midcontinent Midstream natural gas business earns revenues primarily from gas processing contracts with natural gas producers and from fees charged for gathering natural gas volumes and providing other related services.

System throughput volumes at our gas processing plants and gathering systems, including gathering only volumes, were approximately 379 MMcfd in 2013, compared to 432 MMcfd in 2012. The decrease in throughput volumes is attributed to the sale of the Crossroads Plant in 2012 and declines in natural gas production.

We continually seek new supplies of natural gas both to offset the natural declines in production from the wells currently connected to our systems and to increase system throughput volumes. New natural gas supplies are obtained for all of our systems by contracting for production from new wells, connecting new wells drilled on dedicated acreage and contracting for natural gas that has been released from competitors’ systems. In 2013, Midcontinent Midstream natural gas segment made aggregate capital expenditures of $66.7 million, primarily related to our expansion of the Panhandle and Crescent systems due to growth opportunities in those areas.

Coal and Natural Resource Segment Overview

As of December 31, 2013, we owned or controlled approximately 847 million tons of proven and probable coal reserves in Central and Northern Appalachia, the Illinois Basin and the San Juan Basin. We enter into long-term leases with experienced, third-party mine operators, providing them the right to mine our coal reserves in exchange for royalty payments. We actively work with our lessees to develop efficient methods to exploit our reserves and to maximize production from our properties. We do not operate any mines. In 2013, our lessees produced 25.1 million tons of coal from our properties and paid us coal royalties revenues of $88.1 million, for an average royalty per ton of $3.50. Approximately 65% of our coal royalties revenues in 2013 was derived from coal mined on our properties under leases containing royalty rates based on the higher of a fixed base price or a percentage of the gross sales price. The balance of our coal royalties revenues for the respective periods was derived from coal mined on our properties under leases containing fixed royalty rates that escalate annually. For the year ended December 31, 2013, $22.1 million in coal royalties were earned in the San Juan Basin. During 2014, our coal reserves located in the San Juan Basin will deplete and the associated royalty revenue will cease.

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

To a lesser extent, coal prices also impact coal royalties revenues. Generally, as coal prices change over time, our average royalty per ton may change as the majority of our lessees pay royalties based on the gross sales prices of the coal mined. However, most of our lessees’ coal is sold under contracts with a duration of one year or more; therefore, the underlying prices for our royalties are less susceptible to short-term volatility in coal prices and prices change primarily as our lessees’ long-term contracts are renegotiated.

We also earn revenues from other land management activities, such as selling standing timber, leasing fee-based coal-related infrastructure facilities to certain lessees and end-user industrial plants, collecting oil and gas royalties and from coal transportation, or wheelage, fees.

Key Developments

Proposed Merger

On October 9, 2013, we entered into an Agreement and Plan of Merger with Regency Energy Partners LP (or “Regency”), RVP LLC, a Delaware limited liability company and Regency’s wholly owned subsidiary, and Regency’s general partner. Pursuant to the Agreement and Plan of Merger, as amended by Amendment No. 1 thereto dated as of November 7, 2013 (or the “Regency Merger Agreement”), we will merge with and into Regency (or the “Regency Merger”), and Regency will continue its existence under Delaware law as the surviving entity in the Regency Merger. Regency has filed with the Securities Exchange Commission (“SEC”) a registration statement on Form S-4 (or the “Form S-4”) relating to the merger.

The Regency Merger Agreement provides that, at the effective time of the merger, each of our common units and each of our class B units issued and outstanding or deemed issued and outstanding as of immediately prior to the effective time will be converted into the right to receive the merger consideration, consisting of (i) 1.020 of Regency common units and (ii) an amount of cash equal to the difference between (x) our annualized distribution less (y) Regency’s adjusted annualized distribution. Our annualized distribution is the product of four and the per unit amount of the quarterly cash distribution most recently declared by us prior to the closing of the Regency Merger. Regency’s adjusted annualized distribution is the product of four and the per unit amount of quarterly cash distribution most recently declared by Regency prior to the closing of the Regency Merger, multiplied by the exchange ratio of 1.020.

The completion of the Regency Merger is subject to the satisfaction or waiver of certain customary closing conditions, including, among other things: (i) approval of the Regency Merger Agreement by our unitholders, (ii) approval for listing of Regency common units issuable as part of the merger consideration on the New York Stock Exchange, (iii) there being no law or injunction prohibiting the consummation of the Regency Merger, (iv) the effectiveness of the Form S-4, (v) subject to specified materiality standards, the accuracy of the representations and warranties of each party, (vi) compliance by each party in all material respects with its covenants and (vii) the receipt of certain legal opinions by us and Regency.

If the Regency Merger Agreement is not adopted by PVR unitholders or if the Regency Merger is not completed for any other reason, PVR unitholders will not receive any form of consideration for their PVR units in connection with the merger. Instead, PVR will remain an independent publicly traded limited partnership and its common units will continue to be listed and traded on the NYSE. If the Regency Merger Agreement is terminated under specified circumstances, including if unitholder approval is not obtained, PVR will be required to pay all of the reasonably documented out-of-pocket expenses incurred by Regency and its affiliates in connection with the Regency Merger Agreement and the transactions contemplated thereby, up to a maximum amount of $20.0 million. In addition, if the Regency Merger Agreement is terminated in specified circumstances, including due to an adverse recommendation change having occurred, PVR will be required to pay Regency a termination fee of $134.5 million, less any expenses previously paid by PVR to Regency. Following payment of the termination fee, PVR will not be obligated to pay any additional expenses incurred by Regency or its affiliates.

Eastern Midstream Segment

In September 2013, we announced that we entered into a definitive agreement to construct, own and operate a 45-mile natural gas trunkline and associated gathering pipelines and facilities servicing lean gas production in the Utica Shale in eastern Ohio. We expect the aggregate capital investment for the trunkline, initial gathering line, compression stations and dehydration facilities to be $125.0 million to $150.0 million through 2015.

Midcontinent Midstream Segment

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

2013 Commodity Prices

With the exception of NGLs processed at Mont Belvieu, Texas, the average commodity prices for natural gas, NGLs, condensate and crude oil increased in 2013 from levels experienced in 2012. Revenues, profitability and the future rate of growth of our Midcontinent Midstream segment is highly dependent on market demand and prevailing NGL and natural gas prices. NGL and natural gas prices have been subject to significant volatility in recent years in response to changes in the supply and demand for NGL products and natural gas. This volatility is somewhat mitigated by the growing fee-based business in the Eastern Midstream segment. We continually monitor commodity prices and when it appears opportunistic, we may choose to use derivative financial instruments to hedge NGLs sold and natural gas purchased. As of December 31, 2013, we had no open derivative positions hedging commodity prices.

Coal royalties, which accounted for 80% of the Coal and Natural Resource Management segment revenues for the year ended December 31, 2013, were lower compared to 2012. During 2013, weaker international and domestic economies, weak demand for electricity, low natural gas prices and coal to gas switching by utilities have reduced the demand for coal, a trend which is expected to continue into 2014.

PVR Equity Issuance

In September and October of 2013, we issued a total of 6.1 million common units, including the over allotment exercise by the underwriter, representing limited partner interests in PVR in a registered public offering (the “Equity Issuance”). Total net proceeds of approximately $138.0 million, after deducting estimated fees and expenses and underwriting discounts and commissions totaling approximately $2.2 million, were initially used to repay a portion of the Revolver.

Unsecured Partial Debt Redemption

On December 1, 2013, using a portion of the proceeds received from the Equity Issuance, we redeemed $127.4 million of our 8.375% Senior Notes. Pursuant to the terms of the indenture, we paid the note holders 108.375% of the principal amount plus accrued and unpaid interest up to the redemption date. As a result of this redemption, we incurred a charge of $13.7 million related to the call premium and the write-off of unamortized debt issuance costs. The charge was recorded in loss on extinguishment of debt in continuing operations of the Consolidated Statement of Operations. The remaining balance of the 8.375% Senior Notes is $472.6 million.

At The Market (“ATM”) Equity Program

An ATM program is an alternative way of raising capital by issuing equity through existing markets over a period of time. The flexibility of timing the issuance of units helps us to match demand for capital with the supply by controlling the number of units issued. Additionally, it reduces the volatility of unit price by avoiding issuance of a large number of common units at one time. In August 2013 we issued our prospectus supplement relating to the issuance and sale from time to time of common units representing limited partner interests in PVR, or common units, having an aggregate offering price of up to $150.0 million through one or more sales agents. These sales, if any, will be made pursuant to the terms of the ATM equity offering sales agreement between us and the sales agents. The compensation of sales agents for the sales of common units shall not exceed 2.0% of the gross sales price per common unit. The net proceeds from any sales under this ATM program will be used for general partnership purposes, which may include, among other things, repayment of indebtedness, acquisitions, capital expenditures and additions to working capital. As of December 31, 3013, no sales have been made under the ATM program.

Special Units

In connection with the closing of the Chief Acquisition, on May 17, 2012, we issued 10,346,257 Special Units (the “Special Units”) to Chief E&D Holdings LP. The Special Units were a new class of PVR limited partner interests with a fair value of $191.3 million and were substantially similar to our common units, except that the Special Units neither paid nor accrued distributions for six consecutive quarters commencing after the closing of the Chief Acquisition. The Special Units automatically converted into common units on a one-for-one basis on the first business day after the record date for distributions with respect to the quarter ended September 30, 2013, which was November 7, 2013.

6.5% Senior Notes

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

Results of Operations

Consolidated Review

The following table presents summary consolidated operating results for the periods presented:

	Year Ended December 31,
	2013	2012	2011
Revenues	$1,117,486	$1,007,754	$1,159,975
Expenses	(984,803)	(1,012,351)	(1,006,404)

Operating income (loss)	132,683	(4,597)	153,571
Other income (expense)	(119,689)	(66,025)	(57,228)

Net income (loss)	12,994	(70,622)	96,343
Net loss (income) attributable to noncontrolling interests, pre-PVR-PVG merger	—	—	664

Net income (loss) attributable to PVR Partners, L.P.	$12,994	$(70,622)	$97,007

Eastern Midstream Segment

Year Ended December 31, 2013 Compared With Year Ended December 31, 2012

The following table sets forth a summary of certain financial and other data for our Eastern Midstream segment and the percentage change for the periods presented:

				% Change
	Year Ended December 31,		Favorable	Favorable
	2013	2012	(Unfavorable)	(Unfavorable)
Financial Highlights
Revenues
Gathering fees	$102,161	$46,975	$55,186	117%
Trunkline fees	98,847	47,002	51,845	110%
Other	(791)	5,373	(6,164)	(115%)

Total revenues	200,217	99,350	100,867	102%

Expenses
Operating	11,173	7,332	(3,841)	(52%)
General and administrative	19,817	9,854	(9,963)	(101%)
Merger and acquisition costs	2,713	14,049	11,336	81%
Depreciation and amortization	97,973	42,713	(55,260)	(129%)

Total operating expenses	131,676	73,948	(57,728)	(78%)

Operating income	$68,541	$25,402	$43,139	170%

Operating Statistics
Gathered volumes (MMcfd)	649	389	260	67%
Trunkline volumes (MMcfd) (1)	742	197	545	277%

(1)	Trunkline volumes include a significant portion of gathered volumes.

Revenues

Gathering and trunkline fees have increased due to the significant increase in volumes. The volume growth and related revenue growth reflects the completion of construction and the expansion of business on our Lycoming and Wyoming systems, as well as the acquired Chief assets.

Other revenue primarily represented operations from our investment in a joint venture. During 2013, our joint venture earnings decreased due to lower water deliveries compared to prior year, and construction management fees decreased due to lower levels of construction on the water pipeline.

Expenses

Consistent with the increase in revenues, operating expenses for the segment increased primarily due to the completion of expansion projects and the related costs to operate the assets. Costs include employees and related benefits, chemicals and lubricants to operate the gathering pipelines and trunklines.

General and administrative expenses increased due to the addition of management, including increased employee costs and related benefits, and corporate overhead allocation. Other administrative costs such as legal and office space rentals have also increased.

Merger and acquisition costs in 2013 relate to the announced Regency Merger, and include costs related to finder’s fees, advisory, legal, accounting, valuation and other professional and consulting fees. Similar to corporate overhead, these costs are allocated equally across all segments. The 2012 costs relate to one-time expenses of the Chief Acquisition, which included investment banking, legal and due diligence fees and expenses.

Depreciation and amortization expenses increased primarily due to completion of construction on internal growth projects.

Year Ended December 31, 2012 Compared With Year Ended December 31, 2011

The following table sets forth a summary of certain financial and other data for our Eastern Midstream segment and the percentage change for the periods presented:

	Year Ended December 31,		Favorable	% Change Favorable
	2012	2011	(Unfavorable)	(Unfavorable)
Financial Highlights
Revenues
Gathering fees	$46,975	$8,716	$38,259	439%
Trunkline fees	47,002	17,454	29,548	169%
Other	5,373	—	5,373	N/A

Total revenues	99,350	26,170	73,180	280%

Expenses
Operating	7,332	1,499	(5,833)	(389%)
General and administrative	9,854	1,238	(8,616)	(696%)
Merger and acquisition costs	14,049	—	(14,049)	N/A
Depreciation and amortization	42,713	4,243	(38,470)	(907%)

Total operating expenses	73,948	6,980	(66,968)	(959%)

Operating income	$25,402	$19,190	$6,212	32%

Operating Statistics
Gathered volumes (MMcfd)	389	74	315	426%
Trunkline volumes (MMcfd) (1)	197	40	157	393%

(1)	Trunkline volumes include a significant portion of gathered volumes.

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

Merger and acquisition costs relate to the one-time expenses of the Chief Acquisition, which included investment banking, legal and due diligence fees and expenses.

Depreciation and amortization expenses increased primarily due to acquisitions and capital expansions.

Midcontinent Midstream Segment

Year Ended December 31, 2013 Compared With Year Ended December 31, 2012

The following table sets forth a summary of certain financial and other data for our Midcontinent Midstream segment and the percentage change for the periods presented:

				% Change
	Year Ended December 31,		Favorable	Favorable
	2013	2012	(Unfavorable)	(Unfavorable)
Financial Highlights
Revenues
Natural gas	$374,226	$315,242	$58,984	19%
Natural gas liquids	413,621	424,538	(10,917)	(3%)
Gathering fees	2,954	6,856	(3,902)	(57%)
Other	16,364	25,087	(8,723)	(35%)

Total revenues	807,165	771,723	35,442	5%

Expenses
Cost of gas purchased	666,239	630,345	(35,894)	(6%)
Operating	43,441	44,209	768	2%
General and administrative	20,800	22,409	1,609	7%
Merger and acquisition costs	2,713	—	(2,713)	N/A
Impairments	—	124,845	124,845	N/A
Depreciation and amortization	61,809	51,829	(9,980)	(19%)

Total operating expenses	795,002	873,637	78,635	9%

Operating income (loss)	$12,163	$(101,914)	$114,077	112%

Operating Statistics
Daily throughput volumes (MMcfd)	379	432	(53)	(12%)

Revenues

Natural gas revenues increased due to higher natural gas prices. The annual average New York Mercantile Exchange (“NYMEX”) natural gas spot price increased 31%, from $2.79 in 2012 to $3.65 in the comparable period of 2013. We have been in ethane rejection mode during 2013 due to the compressed pricing differentials between ethane and natural gas and retaining ethane in the natural gas stream has been more valuable than extracting it as an NGL. As a consequence the NGL product contains less ethane. The rejected ethane shows up in the residue gas increasing the volume of natural gas available for sale. Partially offsetting the increase in higher natural gas prices was a decrease in throughput volumes due to the sale of the Crossroads plant and natural decline of natural gas wells. The Crossroads plant processed approximately 27 MMcfd during 2012.

NGL and condensate revenues decreased due to lower ethane sales, being in ethane rejection mode, offset by slightly increased NGL pricing. Our average realized price received for a Conway NGL barrel in 2013 was $35.90 compared to $33.84 in 2012, or a 6% increase. NGL and condensate prices can fluctuate significantly based on market conditions in certain areas. In order to obtain favorable pricing, we sell our NGLs and condensate to several customers in multiple markets.

Gathering and processing fees decreased due to the sale of the Crossroads plant. Gathering fees also decreased due to a decline in gathered volumes for the region.

Other revenues decreased due to the differences in gain on sale of assets and an impairment charge. During 2013, we sold our 25% membership interest in Thunder Creek Gas Services LLC, resulting in a gain of $14.3 million. During 2012, we sold our Crossroads plant and related Crosspoint joint venture, resulting in a gain of $31.3 million. We also recognized an impairment charge related to our equity investment in Thunder Creek Gas Services LLC of $8.7 million, triggered by decreased volumes, lack of drilling and other market factors which served as an indication that this investment was impaired.

Expenses

Cost of gas purchased consisted of amounts payable to third-party producers for natural gas purchased under percentage-of-proceeds and gas purchase/keep-whole contracts. The amounts we pay producers fluctuate each period due to the volumes related to each type of processing contract and plant recoveries. We continue to enter into more fee-based contracts to reduce our commodity exposure. Cost of gas purchased increased due to the increases in natural gas and NGL prices as noted above, and therefore the related payments to third-party producers has increased.

General and administrative expenses decreased due to a reduction in salary, equity compensation and office rental related to management changes and closing of the Houston office.

Merger and acquisition costs in 2013 relate to the announced Regency Merger, and include costs related to finder’s fees, advisory, legal, accounting, valuation and other professional and consulting fees. Similar to corporate overhead, these costs are allocated equally across all segments.

During 2012, an impairment charge against the book value of the North Texas gathering system assets was recognized. The non-cash charge of $124.8 million was triggered by continuing declines in natural gas prices and lack of drilling in the southern portion of the Fort Worth Basin served by the system.

Depreciation and amortization expense increased as a result of capital expended on internal growth projects.

Year Ended December 31, 2012 Compared With Year Ended December 31, 2011

The following table sets forth a summary of certain financial and other data for our Midcontinent Midstream segment and the percentage change for the periods presented:

	Year Ended December 31,		Favorable	% Change Favorable
	2012	2011	(Unfavorable)	(Unfavorable)
Financial Highlights
Revenues
Natural gas	$315,242	$426,690	$(111,448)	(26%)
Natural gas liquids	424,538	500,658	(76,120)	(15%)
Gathering fees	6,856	11,693	(4,837)	(41%)
Other	25,087	5,811	19,276	332%

Total revenues	771,723	944,852	(173,129)	(18%)

Expenses
Cost of gas purchased	630,345	817,937	187,592	23%
Operating	44,209	38,945	(5,264)	(14%)
General and administrative	22,409	21,560	(849)	(4%)
Impairments	124,845	—	(124,845)	N/A
Depreciation and amortization	51,829	47,956	(3,873)	(8%)

Total operating expenses	873,637	926,398	52,761	6%

Operating income (loss)	$(101,914)	$18,454	$(120,368)	(652%)

Operating Statistics
Daily throughput volumes (MMcfd)	432	421	11	3%

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

During 2012, an impairment charge against the book value of the North Texas gathering system assets was recognized. The non-cash charge of $124.8 million was triggered by continuing declines in natural gas prices and lack of drilling in the southern portion of the Fort Worth Basin served by the system.

Depreciation and amortization expense increased primarily due to expansion efforts, offset by reduced depreciation and amortization from the North Texas gathering system assets.

Coal and Natural Resource Management Segment

Year Ended December 31, 2013 Compared With Year Ended December 31, 2012

The following table sets forth a summary of certain financial and other data for our Coal and Natural Resource Management segment and the percentage change for the periods presented:

				% Change
	Year Ended December 31,		Favorable	Favorable
	2013	2012	(Unfavorable)	(Unfavorable)
Financial Highlights
Revenues
Coal royalties	$88,075	$114,133	$(26,058)	(23%)
Other	22,029	22,548	(519)	(2%)

Total revenues	110,104	136,681	(26,577)	(19%)

Expenses
Operating	13,363	16,775	3,412	20%
General and administrative	13,891	15,189	1,298	9%
Merger and acquisition costs	2,712	—	(2,712)	N/A
Depreciation, depletion and amortization	28,159	32,802	4,643	14%

Total expenses	58,125	64,766	6,641	10%

Operating income	$51,979	$71,915	$(19,936)	(28%)

Other data

Coal royalty tons	25,142	30,214	(5,072)	(17%)

Average coal royalties per ton	$3.50	$3.78	$(0.28)	(7%)

Revenues

Coal royalties, which accounted for 80% of the Coal and Natural Resource Management segment revenues for 2013 and 84% for the same period in 2012, were lower in 2013 as compared to 2012. The decrease was a result of less coal being produced by our lessees and lower coal prices. The reduced demand for coal from our lessees’ customers was primarily due to domestic electrical generation switching from coal to natural gas and a mild winter.

Other revenues primarily consist of coal services, oil and gas royalties and timber sales. The decrease in other revenues was primarily due to lower coal services, which is consistent with the decrease in coal production.

Expenses

Operating expenses decreased due to lower royalty expense and property taxes. The royalty expense decreased due to lower production on subleased properties. Mining activity on our subleased property fluctuates between periods due to the proximity of our property boundaries to other mineral owners. Property taxes decreased due to a recoupment of property taxes from a bankrupt lessee.

General and administrative expenses decreased due to lower employee costs and lower franchise taxes, due to a corporate structure change.

Merger and acquisition costs in 2013 relate to the announced Regency Merger, and include costs related to finder’s fees, advisory, legal, accounting, valuation and other professional and consulting fees. Similar to corporate overhead, these costs are allocated equally across all segments.

DD&A expenses decreased for the comparative periods as a result of the decrease in coal production and the related depletion expense.

Year Ended December 31, 2012 Compared With Year Ended December 31, 2011

The following table sets forth a summary of certain financial and other data for our Coal and Natural Resource Management segment and the percentage change for the periods presented:

	Year Ended December 31,		Favorable	% Change Favorable
	2012	2011	(Unfavorable)	(Unfavorable)
Financial Highlights
Revenues
Coal royalties	$114,133	$162,915	$(48,782)	(30%)
Other	22,548	26,038	(3,490)	(13%)

Total revenues	136,681	188,953	(52,272)	(28%)

Expenses
Operating	16,775	17,167	392	2%
General and administrative	15,189	18,682	3,493	19%
Depreciation, depletion and amortization	32,802	37,177	4,375	12%

Total expenses	64,766	73,026	8,260	11%

Operating income	$71,915	$115,927	$(44,012)	(38%)

Other data

Coal royalty tons	30,214	38,357	(8,143)	(21%)

Average coal royalties per ton	$3.78	$4.25	$(0.47)	(11%)

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

Other

Our other results primarily consist of interest expense and net derivative losses. The following table sets forth a summary of certain financial data for our other results for the periods presented:

	Year Ended December 31,
	2013	2012	2011
Operating income (loss)	$132,683	$(4,597)	$153,571
Other income (expense)
Interest expense	(106,248)	(68,773)	(44,287)
Loss on extinguishment of debt	(13,703)	—	—
Derivatives	(1,070)	2,291	(13,442)
Other	1,332	457	501

Net income (loss)	$12,994	$(70,622)	$96,343

Interest Expense. Our consolidated interest expense increased during 2013 primarily due to the issuance of $400.0 million 6.5% Senior Notes in May 2013 and a portion of the $600.0 million 8.375% Senior Notes was outstanding for the full year in 2013 versus May through December of 2012. As noted below, $127.4 million in principal of the $600.0 million 8.375% Senior Notes was redeemed on December 1, 2013. Our consolidated interest expense increased during 2012 primarily due to the issuance of $600.0 million 8.375% Senior Notes in May 2012. The Revolver’s annualized interest rates have been 3.3%, 3.4% and 2.7% for the years ended December 31, 2013, 2012 and 2011. The 6.5% Senior Notes proceeds were used to repay borrowing under the Revolver in 2013. The 8.375% Senior Notes proceeds were used in the Chief Acquisition in 2012 and to pay down a portion of borrowings under the Revolver. Non-cash amortization of debt issuance costs has also increased over the three year period due to the issuance of the Senior Notes and amendment fees on the Revolver.

Our consolidated interest expense for the periods presented is comprised of the following:

	Year Ended December 31,
Source	2013	2012	2011
Interest on Revolver and bank fees	$(18,257)	$(18,474)	$(15,352)
Interest on Senior Notes	(90,794)	(56,017)	(24,750)
Debt issuance costs and other	(9,997)	(8,364)	(7,527)
Capitalized interest (1)	12,800	14,082	3,342

Total interest expense	$(106,248)	$(68,773)	$(44,287)

(1)	Capitalized interest primarily relates to the construction efforts on the Marcellus Shale and Panhandle systems.

Loss on Extinguishment of Debt. On December 31, 2013, using a portion of the proceeds received from the Equity Issuance, we redeemed $127.4 million of our 8.375% Senior Notes. Pursuant to the terms of the indenture, we paid the note holders 108.375% of the principal amount plus accrued and unpaid interest up to the redemption date. As a result of this redemption, we incurred a charge of $13.7 million related to the call premium and the write-off of unamortized debt issuance costs. The charge was recorded in loss on extinguishment of debt in continuing operations of the Consolidated Statement of Operations. The remaining balance of the 8.375% Senior Notes is $472.6 million.

Derivatives. Our results of operations and operating cash flows were impacted by changes in market prices for NGLs, crude oil and natural gas, as well as the Interest Rate Swaps. As of December 31, 2013 we had no open derivative positions for commodity prices or interest rates. The activity noted below relate to derivative positions we held in the respective periods.

	Year Ended December 31,
	2013	2012	2011
Natural gas midstream commodity unrealized derivative gain	$—	$10,609	$5,330
Natural gas midstream commodity realized derivative loss	(1,070)	(8,856)	(17,921)
Interest Rate Swap unrealized derivative gain	—	1,433	7,250
Interest Rate Swap realized derivative loss	—	(1,638)	(7,767)
Interest Rate Swap other comprehensive income reclass	—	743	(334)

Total derivative gain (loss)	$(1,070)	$2,291	$(13,442)

Liquidity and Capital Resources

Cash Flows

On an ongoing basis, we generally satisfy our working capital requirements and fund our capital expenditures using cash generated from our operations, borrowings under the Revolver and proceeds from debt and equity offerings. However, our ability to meet these requirements in the future will depend upon our future operating performance, which will be affected by prevailing economic conditions in the natural gas midstream market and coal industry, many of which are beyond our control. In March 2013, Standard and Poors decreased our corporate rating from BB- to B+. Moody’s rated our corporate family rating at Ba3 and our senior unsecured notes at B2. Subsequent to the proposed Regency Merger, Moody’s affirmed their rating, but changed PVR’s outlook to positive from negative.

The following table summarizes our statements of cash flows for the periods presented:

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$12,994	$(70,622)	$96,343
Adjustments to reconcile net income (loss) to net cash provided by operating activities (summarized)	203,293	228,855	94,229
Net changes in operating assets and liabilities	(12,841)	(12,972)	(242)

Net cash provided by operating activities	203,446	145,261	190,330
Net cash used in investing activities	(358,463)	(1,336,174)	(374,227)
Net cash provided by financing activities	147,602	1,196,986	176,573

Net increase (decrease) in cash and cash equivalents	$(7,415)	$6,073	$(7,324)

Cash Flows From Operating Activities

The overall increase in net cash provided by the operating activities in 2013 as compared to 2012 was primarily driven by an increase in the Eastern and Midcontinent results of operations, lower derivative settlements and lower merger and acquisition costs. These increases were offset by increased interest expense and lower Coal and Natural Resource Management results of operations.

The decrease in net cash provided by the operating activities in 2012 as compared to 2011 was primarily driven by an increase in interest expense and payments of acquisition related costs for the Chief Acquisition. Net of the acquisition related costs, consolidated results of operations for the segments slightly decreased. This was caused by a decrease in coal royalties revenue, offset by an increase in the Eastern Midstream segment’s gathering and trunkline revenues. Equity investment distributions in excess of equity earnings also decreased. These decreases were offset by decreased cash derivative payments made on settled derivative positions.

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

Cash Flows From Investing Activities

Net cash used in investing activities was primarily for capital expenditures. In 2013, we received $58.6 million in proceeds from the sale of the Midcontinent Midstream segment’s investment in the Thunder Creek joint venture. Additional proceeds of $12.0 million were received from assets held for sale and various minor dispositions, and we made $15.8 million in contributions to joint ventures. In 2012 we received $62.3 million in proceeds from the sale of the Crossroads plant, and made $37.2 million in contributions to joint ventures. The following table sets forth our capital expenditures program by segment, which includes the effects of noncash investing activities and changes in accounts payable and accrued expenses for the periods presented:

	Year Ended December 31,
	2013	2012	2011
Eastern Midstream
Acquisitions	$—	$1,040,564	$—
Internal growth	286,201	410,621	119,447
Maintenance	2,229	2,418	405

Total	288,430	1,453,603	119,852

Midcontinent Midstream
Acquisitions	$—	$—	$12,243
Internal growth	52,186	118,083	114,485
Maintenance	14,553	14,537	10,322

Total	66,739	132,620	137,050

Coal and Natural Resource Management
Acquisitions	$2,366	$803	$136,694
Internal growth	1	115	1
Maintenance	123	63	484

Total	2,490	981	137,179

Total capital expenditures	$357,659	$1,587,204	$394,081

Our 2013 Eastern Midstream and Midcontinent Midstream segments’ capital expenditures consisted of internal growth capital to expand our natural gas gathering and operational footprint in our Marcellus Shale, Panhandle and Crescent systems.

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

Cash Flows From Financing Activities

During 2013, we issued 6.1 million common units representing limited partner interest in PVR in a registered public offering. Total net proceeds of approximately $138.0 million, after deducting estimated fees and expenses and underwriting discounts and commissions totaling approximately $2.2 million, were used to repay a portion of the Revolver.

We also received funds from the private placement of $400.0 million in new 6.5% Senior Notes. The net proceeds of $391.0 million were used to pay down a portion of the Revolver.

In October 2013, we redeemed $127.4 million of our 8.375% Senior Notes. Pursuant to the terms of the indenture, the company paid the note holders 108.375% of the principal amount plus accrued and unpaid interest up to the redemption date. As a result of this redemption, we used borrowings under the Revolver to pay $138.1 million related to the principal and call premium. The remaining balance of the 8.375% Senior Notes is $472.6 million.

The debt issuance costs related to both the issuance of Senior Notes and amending the Revolver. Proceeds from borrowings were used to fund the internal growth capital. Distributions have increased due to both an increase in quarterly distributions and the number of outstanding common units.

During 2012, we issued 16.5 million common units representing limited partner interests in PVR in private and public offerings for $343.4 million, net of issuance costs. We also issued 21.4 million Class B Units for $400.0 million in cash. In addition to the equity, we also issued $600.0 million of Senior Notes.

The $177.7 million proceeds from the private offering, $400.0 million proceeds from the Class B Units, $191.3 million in value issued in Special Units and $600.0 million proceeds from the Senior Notes were used to fund the Chief Acquisition and pay down a portion of our Revolver.

The $165.7 million of proceeds from the public offering in the fourth quarter were used to pay down a portion of the Revolver.

In 2012, the debt issuance costs related to both the issuance of Senior Notes and amending the Revolver in connection with the Chief Acquisition. Proceeds from borrowings were used to fund the internal growth capital. Distributions have increased due to both an increase in quarterly distributions and the number of outstanding common units.

In 2011, we issued 8.05 million common units representing limited partner interests in PVR in a registered public offering. This includes the underwriters exercise in full their option to purchase additional units. Total net proceeds of approximately $189.2 million were used to repay a portion of the Revolver. Offsetting the repayment were funds drawn to finance our acquisitions and internal growth capital. Also during 2011, we amended our Revolver to increase our borrowing capacity to $1.0 billion at a cost of $3.7 million and incurred $6.6 million of costs related to the Merger of PVR and PVG. Distributions have also increased annually due to both an increase in quarterly distributions and the Merger, which increased the number of outstanding units.

In January 2014, we declared a $0.55 per unit quarterly distribution for the three months ended December 31, 2013 paid on February 13, 2014 to unitholders of record at the close of business on February 7, 2014.

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

	Three Months Ended December 31,		Year Ended December 31,
	2013	2012	2013	2012
Reconciliation of Non-GAAP “Total Segment Adjusted EBITDA” to GAAP “Net income (loss)”:

Segment Adjusted EBITDA (a):
Eastern Midstream	$49,931	$33,104	$169,227	$82,164
Midcontinent Midstream	14,650	14,167	62,383	52,168
Coal and Natural Resource Management	17,832	20,541	82,850	104,717

Total segment adjusted EBITDA	$82,413	$67,812	$314,460	$239,049
Adjustments to reconcile total Segment Adjusted EBITDA to Net income (loss)
Depreciation, depletion and amortization	(49,909)	(43,043)	(187,941)	(127,344)
Impairments on PP&E and equity investments	—	(8,700)	—	(133,545)
Merger and acquisition costs	(8,138)	—	(8,138)	(14,049)
Gain on sale of assets	—	—	14,302	31,292
Interest expense	(27,886)	(23,157)	(106,248)	(68,773)
Loss on extinguishment of debt	(13,703)	—	(13,703)	—
Derivatives	(510)	90	(1,070)	2,291
Other	94	128	1,332	457

Net income (loss)	$(17,639)	$(6,870)	$12,994	$(70,622)

Reconciliation of GAAP “Net income (loss)” to Non-GAAP “Distributable cash flow”:
Net income (loss)	$(17,639)	$(6,870)	$12,994	$(70,622)
Depreciation, depletion and amortization	49,909	43,043	187,941	127,344
Impairments on PP&E and equity investments	—	8,700	—	133,545
Merger and acquisition costs	8,138	—	8,138	14,049
Gain on sale of assets	—	—	(14,302)	(31,292)
Loss on extinguishment of debt	13,703	—	13,703	—
Derivative contracts:
Derivative (gains) losses included in net income	510	(90)	1,070	(2,291)
Cash payments to settle derivatives for the period	(453)	(1,701)	(766)	(10,279)
Equity earnings from joint ventures, net of distributions	2,007	2,466	7,642	2,608
Maintenance capital expenditures	(5,047)	(4,821)	(16,905)	(17,018)

Distributable cash flow (b)	$51,128	$40,727	$199,515	$146,044

Distribution to Partners:

Total cash distribution paid during the period	$56,140	$47,740	$214,442	$176,256

(a)	Segment Adjusted EBITDA, or earnings before interest, tax and depreciation, depletion and amortization (“DD&A”), represents net income plus DD&A, plus impairments, plus merger and acquisition costs, minus gain on sale of assets, plus interest expense, plus loss on extinguishment of debt, (plus) minus derivative (losses) gains and minus other items included in net income. We believe EBITDA or a version of Adjusted EBITDA is commonly used by investors and professional research analysts in the valuation, comparison, rating and investment recommendations of companies in the natural gas midstream and coal industries. We use this information for comparative purposes within the industry. Adjusted EBITDA is not a measure of financial performance under GAAP and should not be considered as a measure of liquidity or as an alternative to net income.
(b)	Distributable cash flow represents net income (loss) plus DD&A, plus impairments, plus merger and acquisition costs, minus gain on sale of assets, plus loss on extinguishment of debt, plus (minus) derivative losses (gains) included in net income, plus (minus) cash received (paid) for derivative settlements, minus equity earnings in joint ventures, plus cash distributions from joint ventures, minus maintenance capital expenditures. At management’s discretion, a fixed amount of $1.8 million per quarter in 2013 and $1.3 million per quarter in 2012 has been included in maintenance capital for well connects. Distributable cash flow is also the quantitative standard used by investors and professional research analysts in the valuation, comparison, rating and investment recommendations of publicly traded partnerships. Distributable cash flow is presented because we believe it is a useful adjunct to net cash provided by operating activities under GAAP. Distributable cash flow is not a measure of financial performance under GAAP and should not be considered as an alternative to cash flows from operating, investing or financing activities, as an indicator of cash flows, as a measure of liquidity or as an alternative to net income. For comparative purposes, prior year amounts exclude replacement capital expenditures.

Distributable cash flow for 2013 of $199.5 million was $53.5 million, or 37% higher, than the $146.0 million of distributable cash flow in 2012 primarily due to:

•	$75.4 million increase in consolidated segment Adjusted EBITDA

•	$9.5 million decrease in cash payments to settle derivatives

•	$5.0 million increase in equity earnings from joint ventures, net of distributions

These increases in distributable cash flow were partially offset by:

•	$37.5 million increase in interest expense

The segment Adjusted EBITDA and distributable cash flow, as noted, are not measures of financial performance under GAAP and should not be considered as a measure of liquidity or as an alternative to net income. They are however calculated in a similar way to our debt covenant calculations. The debt covenant calculations consider additional adjustments when deriving the Revolver defined EBITDA. These adjustments relate to material projects and other items that we are able to make pro forma calculations for and adjust the balance of EBITDA, and resulting leverage ratios.

Sources of Liquidity

Long-Term Debt

Revolver. As of December 31, 2013, net of outstanding indebtedness of $562.5 million and letters of credit of $10.7 million, we had remaining borrowing capacity of $426.8 million on the Revolver. The Revolver is available to provide funds for general partnership purposes, including working capital, capital expenditures, acquisitions and quarterly distributions. The weighted average interest rate on borrowings outstanding under the Revolver during the year ended December 31, 2013 was approximately 3.3%. We do not have a public rating for the Revolver. As of December 31, 2013, we were in compliance with all covenants under the Revolver.

On February 21, 2013, we entered into the third amendment to the amended and restated credit agreement modifying the Revolver’s Maximum Leverage Ratio covenant to allow us to maintain a ratio of Consolidated Total Indebtedness (as defined in the Revolver amendment), calculated as of the end of each fiscal quarter for the four quarters then ended, of not more than (i) 6.50 to 1.0 commencing with fiscal period ended June 30, 2012 through the fiscal period ended December 31, 2012; (ii) 5.75 to 1.0 commencing with fiscal period ended March 31, 2013 through the fiscal period ended June 30, 2013; (iii) 5.50 to 1.0 commencing with the fiscal period ended September 30, 2013 through the fiscal period ended December 31, 2013; and (iv) 5.25 to 1.0 commencing with the fiscal period ending March 31, 2014, and for each fiscal period thereafter. As of December 31, 2013 our Maximum Leverage Ratio was 5.27 to 1.0.

Senior Notes. In May 2013, we sold $400.0 million of senior notes due on May 15, 2021 in a private placement with an annual interest rate of 6.5% (“6.5% Senior Notes”), which is payable semi-annually in arrears on May 15 and November 15 of each year beginning on November 15, 2013. The 6.5% Senior Notes were sold at par, equating to an effective yield to maturity of approximately 6.5%. The net proceeds from the sale of the 6.5% Senior Notes of approximately $391.0 million, after deducting fees and expenses of approximately $9.0 million, were used to repay borrowings under the Revolver. They are fully and unconditionally guaranteed by our existing and future domestic subsidiaries, subject to certain exceptions. The 6.5% Senior Notes are senior to any subordinated indebtedness, and are effectively subordinated to all of our secured indebtedness including the Revolver to the extent of the collateral securing that indebtedness.

On December 1, 2013, using a portion of the proceeds received from the Equity Issuance, we redeemed $127.4 million of our 8.375% Senior Notes. Pursuant to the terms of the indenture, we paid the note holders 108.375% of the principal amount plus accrued and unpaid interest up to the redemption date. As a result of this redemption, we incurred a charge of $13.7 million related to the call premium and the write-off of unamortized debt issuance costs. The charge was recorded in loss on extinguishment of debt in continuing operations of the Consolidated Statement of Operations. The remaining balance of the 8.375% Senior Notes is $472.6 million.

Equity

Common Units. In September and October of 2013, we issued a total of 6.1 million common units, including the over allotment exercise by the underwriter, representing limited partner interests in PVR in a registered public offering. Total net proceeds of approximately $138.0 million, after deducting estimated fees and expenses and underwriting discounts and commissions totaling approximately $2.2 million, were initially used to repay a portion of the Revolver.

At The Market (“ATM”) Equity Program. An ATM program is an alternative way of raising capital by issuing equity through existing markets over a period of time. The flexibility of timing the issuance of units helps us to match demand for capital with the supply by controlling the number of units issued. Additionally, it reduces the volatility of unit price by avoiding issuance of a large number of common units at one time. In August 2013 we issued our prospectus supplement relating to the issuance and sale from time to time of common units representing limited partner interests in PVR, or common units, having an aggregate offering price of up to $150.0 million through one or more sales agents. These sales, if any, will be made pursuant to the terms of the ATM equity offering sales agreement between us and the sales agents. The compensation of sales agents for the sales of common units shall not exceed 2.0% of the gross sales price per common unit. The net proceeds from any sales under this ATM program will be used for general partnership purposes, which may include, among other things, repayment of indebtedness, acquisitions, capital expenditures and additions to working capital. As of December 31, 3013, no sales have been made under the ATM program.

Special Units. In connection with the closing of the Chief Acquisition, on May 17, 2012, we issued 10,346,257 Special Units (the “Special Units”) to Chief E&D Holdings LP. The Special Units were a new class of PVR limited partner interests with a fair value of $191.3 million and were substantially similar to our common units, except that the Special Units neither paid nor accrued distributions for six consecutive quarters commencing after the closing of the Chief Acquisition. The Special Units automatically converted into common units on a one-for-one basis on the first business day after the record date for distributions with respect to the quarter ended September 30, 2013, which was November 7, 2013.

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

On February 13, 2014, the date on which we paid distributions with respect to the quarter ended December 31, 2013, there were 24,305,507 Class B Units outstanding. We paid distributions to the holders of the Class B Units with respect to the quarter ended December 31, 2013 by issuing an aggregate of 505,576 additional Class B Units. If we were to pay distributions to the holders of the Class B Units in cash, rather than in additional Class B Units, at the same per unit quarterly cash distributions to which the holders of our common units are entitled with respect to the quarter ended December 31, 2013, the amount of cash distributions that would have been attributable to the Class B Units was $13.4 million.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2013:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 years
Revolver	$562,500	$—	$562,500	$—	$—
Senior notes	1,172,600	—	—	300,000	872,600
Asset retirement obligations (1)	2,722	—	397	—	2,325
Interest expense (2)	593,222	108,161	203,890	163,129	118,042
Natural gas midstream activities (3)	12,091	10,332	1,759	—	—
Rental commitments (4)	24,300	6,385	8,995	4,132	4,788
Contingency payments (5)	2,997	—	2,029	968	—

Total contractual obligations (6)	$2,370,432	$124,878	$779,570	$468,229	$997,755

(1)	The undiscounted balance was approximately $7.7 million at December 31, 2013.
(2)	Represents estimated interest payments that will be due under the Revolver, which matures April 19, 2016, the 8.25% $300.0 million Senior Notes that mature on April 15, 2018, the 8.375% $472.6 million Senior Notes that mature on June 1, 2020, and the 6.5% $400.0 million Senior Notes that mature on May 15, 2021.
(3)	Commitments for natural gas midstream activities related to firm transportation agreements.
(4)	Primarily relates to equipment and building leases and leases of coal reserve-based properties which we sublease, or intend to sublease, to third parties.
(5)	Represent the accreted contingency payments related to the purchase price for coal reserves in Northern Appalachia. The undiscounted contingency payments are $5.2 million.
(6)	Total contractual obligations do not include anticipated capital expenditures.

Off-Balance Sheet Arrangements

We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of December 31, 2013, the material off-balance sheet arrangements and transactions that we have entered into included operating lease arrangements, firm transportation agreements, and on occasion letters of credit, all of which are customary in our business. See Contractual Obligations summarized above for more detail related to the value of off-balance sheet arrangements. We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

As of December 31, 2013 and 2012, our environmental liabilities were $0.9 million respectively for each year, which represent our best estimate of the liabilities as of those dates related to our Eastern Midstream and Midcontinent Midstream natural gas businesses and Coal and Natural Resource Management business. We have reclamation bonding requirements with respect to certain unleased and inactive properties. Given the uncertainty of when a reclamation area will meet regulatory standards, a change in this estimate could occur in the future. For a summary of the environmental laws and regulations applicable to our operations, see Item 1, “Business — Government Regulation and Environmental Matters.”

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

Intangible assets are primarily associated with assumed contracts, customer relationships and other. These intangible assets are amortized over periods of up to 26 years, the period in which benefits are derived from the contracts, customer relationships and other, and are combined with property, plant and equipment and are reviewed for impairment. See Note 10 to the Consolidated Financial Statements for a more detailed description of our intangible assets.

Impairment of Long-Lived Assets

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

Impairment of Goodwill

Goodwill recorded in connection with a business combination is not amortized, but tested for impairment at least annually. We have the option to make a qualitative assessment of whether it is more likely than not a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If we conclude it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, we do not need to perform the two-step impairment test. If the two-step impairment test is required, the first step of the impairment test is used to identify potential impairment by comparing the fair value of a reporting unit to the book value, including goodwill. If the fair value of a reporting unit exceeds its book value, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is not required. If the book value of a reporting unit exceeds its fair value, the second step of impairment test compares the implied fair value of the reporting unit’s goodwill with the book value of that goodwill. If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The annual impairment testing is performed in the fourth quarter. We quantitatively tested the Eastern Midstream segment, our only reporting unit with goodwill, and determined that no impairment charge was necessary.

Derivative Activities

From time to time, we enter into derivative financial instruments to mitigate our exposure to natural gas, crude oil and NGL price volatility. The derivative financial instruments, which are placed with financial institutions that we believe are of acceptable credit risks, take the form of collars and swaps. All derivative financial instruments are recognized in our Consolidated Financial Statements at fair value. The fair values of our derivative instruments are determined based on discounted cash flows derived from quoted forward prices. We continually monitor commodity prices and when it is opportunistic we may choose to enter into condensate, natural gas or NGL price hedging arrangements with respect to a portion of our expected exposure. All derivative transactions are subject to our risk management policy, which has been reviewed and approved by our board of directors. As of December 31, 2013, we had no open derivative positions.

We recognize changes in fair value in earnings currently in the derivatives line on the Consolidated Statements of Operations. We have experienced and could continue to experience significant changes in the estimate of unrealized derivative gains or losses recognized due to fluctuations in the value of derivative contracts. The results of operations are affected by the volatility of mark-to-market gains and losses and changes in fair value, which fluctuate with changes in natural gas, crude oil, NGL prices and interest rates. These fluctuations could be significant in a volatile pricing environment. See Note 7 to the Consolidated Financial Statements for a further description of our derivatives program.

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

At December 31, 2013, we had no open derivative contracts to hedge commodity prices. Therefore, no derivative assets or liabilities were reported as of December 31, 2013. We neither paid nor received collateral with respect to our derivative position. No significant uncertainties related to the collectability of amounts owed to us exist with regard to settled but unpaid derivatives, which expired in 2013.

Our exposure profile with respect to commodity prices depends on many factors, including inlet volumes, plant operational efficiencies, contractual terms, and the price relationship between ethane and natural gas.

We anticipate operating our plants in “ethane rejection” for 2014. Under this operational mode, we estimate that for every $1.00 per MMBtu change in the realized natural gas price, our natural gas midstream gross margin and operating would change by $14.0 million, all other factors remaining constant.

Similarly, for every $5.00 per barrel change in crude oil prices, with all other factors remaining constant, we estimate that our natural gas midstream gross margin and operating income would change by $2.4 million.

For every $0.05 per gallon increase in the price of ethane with all other factors remaining constant, we estimate that our gross margin and operating income will decrease by $2.2 million while operating in ethane rejection. Finally, for every $0.05 per gallon increase in the price of other NGLs with all other factors remaining constant, we estimate that our gross margin and operating income will increase by $1.4 million.

Interest Rate Risk

At December 31, 2013, we had no open derivative contracts related to interest rates. As of December 31, 2013, we had $562.5 million of outstanding indebtedness under the Revolver, which carries a variable interest rate throughout its term. Our total indebtedness at December 31, 2013 under the Revolver and all Senior Notes is $1.7 billion. The Senior Notes are fixed rate debt instruments of $300.0 million at 8.25%, $472.6 million at 8.375% and $400.0 million at 6.5%. Thus, 68% of our December 31, 2013 outstanding indebtedness has a fixed interest rate. The remaining 32% of our outstanding indebtedness, which is under the Revolver, is subject to a variable interest rate, primarily the LIBOR rate. A 1% increase in short-term interest rates on the floating rate debt outstanding under the Revolver as of December 31, 2013 would costs us approximately $5.6 million in additional interest expense per year.

Customer Credit Risk

We are exposed to the credit risk of our customers and lessees. In 2013, 51% of our total consolidated revenues and 51% of our December 31, 2013 consolidated accounts receivable resulted from seven of our natural gas midstream customers. Within the Eastern Midstream segment for 2013, 55% of the segment’s revenues and 54% of the December 31, 2013 accounts receivable for the segment resulted from three customers. Within the Midcontinent Midstream segment for 2013, 57% of the segment’s revenues and 54% of the December 31, 2013 accounts receivable for the segment resulted from four customers. No significant uncertainties related to the collectability of amounts owed to us exist in regard to these natural gas midstream customers.

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

To mitigate the risks of nonperformance by our customers, we perform ongoing credit evaluations of our existing customers. We monitor individual customer payment capability in granting credit arrangements to new customers by performing credit evaluations, seek to limit credit to amounts we believe the customers can pay, and maintain reserves we believe are adequate to cover exposure for uncollectable accounts. As of December 31, 2013, no receivables were collateralized, and we had recorded a $0.3 million allowance for doubtful accounts in the Midcontinent Midstream segment.

Item 8 Financial Statements and Supplementary Data

PVR PARTNERS, L.P. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners of

PVR Partners, L.P.:

We have audited the accompanying consolidated balance sheets of PVR Partners, L.P., a Delaware limited partnership, and subsidiaries (the Partnership) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and partners’ capital for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PVR Partners, L.P. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PVR Partners, L.P.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2014, expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas

February 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners of

PVR Partners, L.P.:

We have audited PVR Partners, L.P.’s (the Partnership) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A(b) herein). Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, PVR Partners, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PVR Partners, L.P. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and partners’ capital for each of the years in the three-year period ended December 31, 2013, and our report dated February 28, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Houston, Texas

February 28, 2014

PVR PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

	Year Ended December 31,
	2013	2012	2011
Revenues
Natural gas	$374,226	$315,242	$426,690
Natural gas liquids	413,621	424,538	500,658
Gathering fees	105,115	53,831	20,409
Trunkline fees	98,847	47,002	17,454
Coal royalties	88,075	114,133	162,915
Other	37,602	53,008	31,849

Total revenues	1,117,486	1,007,754	1,159,975

Expenses
Cost of gas purchased	666,239	630,345	817,937
Operating	67,977	68,316	57,611
General and administrative	54,508	47,452	41,480
Merger and acquisition costs	8,138	14,049	—
Impairments	—	124,845	—
Depreciation, depletion and amortization	187,941	127,344	89,376

Total expenses	984,803	1,012,351	1,006,404

Operating income (loss)	132,683	(4,597)	153,571

Other income (expense)
Interest expense	(106,248)	(68,773)	(44,287)
Loss on extinguishment of debt	(13,703)	—	—
Derivatives	(1,070)	2,291	(13,442)
Other	1,332	457	501

Net income (loss)	12,994	(70,622)	96,343

Net loss attributable to noncontrolling interests, pre-PVR-PVG merger (Note 1)	—	—	664

Net income (loss) attributable to PVR Partners, L.P.	$12,994	$(70,622)	$97,007

Earnings (loss) per common unit, basic and diluted	$(0.83)	$(1.43)	$1.45

Weighted average number of common units outstanding, basic and diluted	99,304	86,222	66,342

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2013	2012	2011

Net income (loss)	$12,994	$(70,622)	$96,343
Reclassification adjustment for derivative activities	—	(743)	334

Comprehensive income (loss)	$12,994	$(71,365)	$96,677

See accompanying notes to consolidated financial statements.

PVR PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit amounts)

	December 31, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$7,298	$14,713
Accounts receivable, net of allowance for doubtful accounts	147,978	133,546
Assets held for sale	—	11,450
Other current assets	6,821	5,446

Total current assets	162,097	165,155

Property, plant and equipment	2,837,217	2,479,802
Accumulated depreciation, depletion and amortization	(647,939)	(490,456)

Net property, plant and equipment	2,189,278	1,989,346

Equity investments	60,782	97,553
Goodwill	70,283	70,283
Intangible assets (net of accumulated amortization of $71,972 and $41,452)	590,080	620,600
Other long-term assets	53,150	55,772

Total assets	$3,125,670	$2,998,709

Liabilities and Partners’ Capital
Current liabilities
Accounts payable and accrued liabilities	$142,225	$197,034
Deferred income	6,214	3,788

Total current liabilities	148,439	200,822

Deferred income	12,311	15,212
Other liabilities	18,284	20,256
Senior notes	1,172,600	900,000
Revolving credit facility	562,500	590,000
Commitments and contingencies (Note 17)
Partners’ capital

Common units (112,189,435 at December 31, 2013 and 95,633,319 at December 31, 2012)	802,644	671,386
Class B units (24,305,507 at December 31, 2013 and 22,305,788 at December 31, 2012)	408,892	406,553
Special units (10,346,257 at December 31, 2012)	—	194,480

Total partners’ capital	1,211,536	1,272,419

Total liabilities and partners’ capital	$3,125,670	$2,998,709

See accompanying notes to consolidated financial statements.

PVR PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2013	2012	2011

Cash flows from operating activities
Net income (loss)	$12,994	$(70,622)	$96,343
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on extinguishment of debt	13,703	—	—
Gain on sale of assets	(14,302)	(31,292)	—
Depreciation, depletion and amortization	187,941	127,344	89,376
Impairments	—	124,845	—
Derivative Contracts:
Total derivative losses (gains)	1,070	(2,291)	13,442
Cash payments to settle derivatives	(766)	(10,279)	(25,688)
Non-cash interest expense	7,306	5,824	5,779
Non-cash unit-based compensation	4,159	4,428	3,845
Equity earnings, net of distributions received and impairment	7,642	11,308	8,460
Other	(3,460)	(1,032)	(985)
Changes in operating assets and liabilities
Accounts receivable	(14,989)	(28,892)	(3,536)
Accounts payable and accrued liabilities	2,936	10,082	6,011
Deferred income	253	5,092	(694)
Other assets and liabilities	(1,041)	746	(2,023)

Net cash provided by operating activities	203,446	145,261	190,330

Cash flows from investing activities
Acquisitions	(2,334)	(850,156)	(146,003)
Additions to property, plant and equipment	(413,451)	(512,375)	(230,599)
Joint venture capital contributions	(15,800)	(37,200)	(500)
Proceeds from sale of assets	70,592	62,271	—
Other	2,530	1,286	2,875

Net cash used in investing activities	(358,463)	(1,336,174)	(374,227)

Cash flows from financing activities
Distributions to partners	(214,442)	(176,256)	(135,296)
Net proceeds from equity offering	138,044	743,448	189,164
Proceeds from issuance of senior notes	400,000	600,000	—
Payments to extinguish debt	(138,070)	—	—
Proceeds from borrowings	610,000	574,000	345,500
Repayments of borrowings	(637,500)	(525,000)	(212,500)
Cash paid for debt issuance costs	(9,772)	(19,206)	(3,675)
Other	(658)	—	(6,620)

Net cash provided by financing activities	147,602	1,196,986	176,573

Net increase (decrease) in cash and cash equivalents	(7,415)	6,073	(7,324)
Cash and cash equivalents - beginning of period	14,713	8,640	15,964

Cash and cash equivalents - end of period	$7,298	$14,713	$8,640

Supplemental disclosure:
Cash paid for interest	$109,386	$75,650	$48,780

Noncash investing activities:
Other assets acquired related to acquisition	$—	$4,827	$—
Other liabilities assumed related to acquisition	$—	$33,499	$2,434
Contribution of license agreement to joint venture	$—	$—	$4,795
Special units issued as consideration in an acquisition	$—	$191,302	$—
Debt issuance costs written off due to debt extinguishment	$3,033	$—	$—

See accompanying notes to consolidated financial statements.

PVR PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands)

	Common Units (1)		Class B Units		Special Units (2)		Accumulated Other Comprehensive Income (loss)	Noncontrolling interests of PVR (3)	Total

Balance at December 31, 2010	38,293	$213,646	—	$—	—	$—	$159	$220,845	$434,650

Unit-based compensation	25	7,750	—	—	—	—	—	—	7,750
Costs associated with merger	—	(11,241)	—	—	—	—	—	—	(11,241)
Units issued to acquire non-controlling interests	32,665	204,537	—	—	—	—	250	(204,787)	—
Issuance of units	8,050	189,164	—	—	—	—	—	—	189,164
Distributions paid	—	(119,902)	—	—	—	—	—	(15,394)	(135,296)
Net income (loss)	—	97,007	—	—	—	—	—	(664)	96,343
Other comprehensive income	—	—	—	—	—	—	334	—	334

Balance at December 31, 2011	79,033	$580,961	—	$—	—	$—	$743	$—	$581,704

Unit-based compensation	117	3,694		—	—	—	—		3,694
Distributions paid	—	(176,256)	927	—	—	—	—		(176,256)
Issuance of units	16,484	343,398	21,379	399,950	10,346	191,302	—		934,650
Other	—	(8)	—	—	—	—	—		(8)
Net income (loss)	—	(80,403)	—	6,603	—	3,178	—		(70,622)
Other comprehensive loss	—	—	—	—	—	—	(743)		(743)

Balance at December 31, 2012	95,633	$671,386	22,306	$406,553	10,346	$194,480	$—		$1,272,419

Unit-based compensation	110	3,142	—	—	—	—	—		3,142
Distributions paid	—	(214,442)	2,000	—	—	—	—		(214,442)
Issuance of units	6,100	138,044	—	—	—	—	—		138,044
Other	—	(606)	—	(15)	—	—	—		(621)
Net income (loss)	—	8,477	—	2,354	—	2,163	—		12,994
Conversion of Special Units	10,346	196,643	—	—	(10,346)	(196,643)	—		—

Balance at December 31, 2013	112,189	$802,644	24,306	$408,892	—	$—	$—		$1,211,536

(1)	The outstanding common units have been adjusted to reflect the effect of the PVR-PVG Merger; see Note 1, Organization and Basis of Presentation. PVG unitholders received consideration of 0.98 of a PVR common unit for each PVG common unit.
(2)	On November 7, 2013, the Special Units automatically converted into common units.
(3)	Effective with the PVR-PVG Merger, see Note 1, Organization and Basis of Presentation, noncontrolling interests no longer exist and have become part of common units.

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

Merger Agreement with Regency Energy Partners L.P. On October 9, 2013, we entered into an Agreement and Plan of Merger with Regency Energy Partners LP (or “Regency”), RVP LLC, a Delaware limited liability company and Regency’s wholly owned subsidiary, and Regency’s general partner. Pursuant to the Agreement and Plan of Merger, as amended by Amendment No. 1 thereto dated as of November 7, 2013 (or the “Regency Merger Agreement”), we will merge with and into Regency (or the “Regency Merger”), and Regency will continue its existence under Delaware law as the surviving entity in the Regency Merger. Regency has filed with the Securities Exchange Commission (“SEC”) a registration statement on Form S-4 (or the “Form S-4”) relating to the merger.

The Regency Merger Agreement provides that, at the effective time of the merger, each of our common units and each of our class B units issued and outstanding or deemed issued and outstanding as of immediately prior to the effective time will be converted into the right to receive the merger consideration, consisting of (i) 1.020 of Regency common units and (ii) an amount of cash equal to the difference between (x) our annualized distribution less (y) Regency’s adjusted annualized distribution. Our annualized distribution is the product of four and the per unit amount of the quarterly cash distribution most recently declared by us prior to the closing of the Regency Merger. Regency’s adjusted annualized distribution is the product of four and the per unit amount of quarterly cash distribution most recently declared by Regency prior to the closing of the Regency Merger, multiplied by the exchange ratio of 1.020.

The completion of the Regency Merger is subject to the satisfaction or waiver of certain customary closing conditions, including, among other things: (i) approval of the Regency Merger Agreement by our unitholders, (ii) approval for listing of Regency common units issuable as part of the merger consideration on the New York Stock Exchange, (iii) there being no law or injunction prohibiting the consummation of the Regency Merger, (iv) the effectiveness of the Form S-4, (v) subject to specified materiality standards, the accuracy of the representations and warranties of each party, (vi) compliance by each party in all material respects with its covenants and (vii) the receipt of certain legal opinions by us and Regency.

If the Regency Merger Agreement is not adopted by PVR unitholders or if the Regency Merger is not completed for any other reason, PVR unitholders will not receive any form of consideration for their PVR units in connection with the merger. Instead, PVR will remain an independent publicly traded limited partnership and its common units will continue to be listed and traded on the NYSE. If the Regency Merger Agreement is terminated under specified circumstances, including if unitholder approval is not obtained, PVR will be required to pay all of the reasonably documented out-of-pocket expenses incurred by Regency and its affiliates in connection with the Regency Merger Agreement and the transactions contemplated thereby, up to a maximum amount of $20.0 million. In addition, if the Regency Merger Agreement is terminated in specified circumstances, including due to an adverse recommendation change having occurred, PVR will be required to pay Regency a termination fee of $134.5 million, less any expenses previously paid by PVR to Regency. Following payment of the termination fee, PVR will not be obligated to pay any additional expenses incurred by Regency or its affiliates.

Costs incurred during 2013 related to the Regency Merger Agreement were $8.1 million, and include finder’s fees, advisory, legal, accounting, valuation and other professional and consulting fees.

PVR-PVG Merger. In 2011, we consummated a transaction pursuant to a plan and agreement of merger (the “PVR Merger Agreement”) with our general partner Penn Virginia Resource GP, LLC (“PVR GP”), Penn Virginia GP Holdings, L.P. (“PVG”), PVG GP LLC (“PVG GP”) and PVR Radnor, LLC (“Merger Sub”), our wholly-owned subsidiary. Pursuant to the PVR Merger Agreement our general partner, PVG and PVG GP, were merged into Merger Sub. Subsequently, Merger Sub was merged into PVR GP, with PVR GP being the surviving entity as a subsidiary of PVR (the “PVR-PVG Merger”). In the transaction, PVG unitholders received consideration of 0.98 PVR common units for each PVG common unit, representing aggregate consideration of approximately 38.3 million PVR common units. The incentive distribution rights held by our general partner were extinguished, the 2% general partner interest in PVR held by PVR’s general partner was converted to a noneconomic management interest and approximately 19.6 million PVR common units owned by PVG were cancelled. The merger closed on March 10, 2011. After the effective date of the merger and related transactions, the separate existence of each of PVG, and PVG GP and Merger Sub ceased, and PVR GP survives as a wholly-owned subsidiary of PVR.

Historically, PVG’s ownership of PVR’s general partner gave it control of PVR. During the periods that PVG controlled PVR (prior to March 10, 2011), PVG had no substantial assets or liabilities other than those of PVR. PVG’s consolidated financial statements included noncontrolling owners’ interest of consolidated subsidiaries, which reflected the proportion of PVR common units owned by PVR’s unitholders other than PVG. These amounts are reflected in the historical financial balances presented up to consummation of the PVR-PVG Merger.

These financial statements were originally the financial statements of PVG prior to the effective date of the PVR-PVG Merger. The PVR-PVG Merger was accounted for in accordance with consolidation accounting standards for changes in a parent’s ownership interest in a subsidiary. Under these accounting standards, the exchange of PVG common units for PVR common units was accounted for as a PVG equity issuance and PVG was the surviving entity for accounting purposes. Although PVG was the surviving entity for accounting purposes, PVR is the surviving entity for legal and reporting purposes. The PVR-PVG Merger was accounted for as an equity transaction. Therefore, the changes in ownership interests as a result of the PVR-PVG Merger did not result in gain or loss recognition.

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

Management has evaluated all activities of PVR through the date upon which our Consolidated Financial Statements were issued and concluded that other than the pending outcome of the Regency Merger, no subsequent events have occurred that would require recognition in the Consolidated Financial Statements or additional disclosure in these Notes.

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

Intangible assets are primarily associated with assumed contracts, customer relationships and other. These intangible assets are amortized on a straight-line basis over periods of up to 26 years, the period in which benefits are derived from the contracts, customer relationships and other, and are reviewed for impairment along with their associated property, plant and equipment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.

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

Impairment of Goodwill

Goodwill recorded in connection with a business combination is not amortized, but tested for impairment at least annually. We have the option to make a qualitative assessment of whether it is more likely than not a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If we conclude it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, we do not need to perform the two-step impairment test. If the two-step impairment test is required, the first step of the impairment test is used to identify potential impairment by comparing the fair value of a reporting unit to the book value, including goodwill. If the fair value of a reporting unit exceeds its book value, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is not required. If the book value of a reporting unit exceeds its fair value, the second step of impairment test compares the implied fair value of the reporting unit’s goodwill with the book value of that goodwill. If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The annual impairment testing is performed in the fourth quarter. We quantitatively tested the Eastern Midstream segment, our only reporting unit with goodwill, and determined that no impairment charge was necessary.

Equity Investments

We use the equity method of accounting to account for our membership interest in various joint ventures, recording the initial investment at cost. Subsequently, the carrying amounts of the investments are increased to reflect our share of income of the investees and capital contributions, and are reduced to reflect our share of losses of the investees or distributions received from the investees as the joint ventures report them. Our share of earnings or losses from these joint ventures is included in other revenues on the consolidated statements of operations. Other revenues also include amortization of the amount of the equity investments that exceed our portion of the underlying equity in net assets. We record this amortization over the life of the contracts acquired, 14 years. In the event of an impairment or a gain on sale of a joint venture, the impairment charge or gain is classified in the same line of the income statement as the equity earnings or loss are recorded, “Other revenues” in the consolidated statement of operations.

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

Concentration of Credit Risk

In 2013, 51% of our total consolidated revenues and 51% of our December 31, 2013 consolidated accounts receivable resulted from seven of our natural gas midstream customers. Within the Eastern Midstream segment for 2013, 55% of the segment’s revenues and 54% of the December 31, 2013 accounts receivable for the segment resulted from three customers. Within the Midcontinent Midstream segment for 2013, 57% of the segment’s revenues and 54% of the December 31, 2013 accounts receivable for the segment resulted from four customers. No significant uncertainties related to the collectability of amounts owed to us exist in regard to these natural gas midstream customers. These customer concentrations increase our exposure to credit risk on our receivables, since the financial insolvency of these customers could have a significant impact on our results of operations. As of December 31, 2013, we had recorded a $0.3 million allowance for doubtful accounts in the Midcontinent Midstream segment.

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

At December 31, 2013 and 2012, we had no open derivative contracts to hedge commodity prices. Therefore, no derivative assets or liabilities were reported as of December 31, 2013 and 2012.

Historically, we have entered into interest rate swap agreements (the “Interest Rate Swaps”) to mitigate our exposure to debt interest expense. During the year ended December 31, 2012, we reclassified a total net gain of $0.7 million from accumulated other comprehensive income (“AOCI”) to earnings related the Interest Rate Swaps. At December 31, 2012, no gain or loss remained in AOCI to be recognized in the Derivatives line as the Interest Rate Swaps settled. At December 31, 2013 and 2012, we had no open derivative contracts to hedge interest rates.

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

During 2013, 2012 and 2011, service-based and performance-based phantom units were granted to employees. We have determined that our unvested service-based phantom unit awards generally contain non-forfeitable rights to distributions and, therefore, are participating securities. The performance based phantom units contain forfeitable rights to distributions and, therefore, are not participating securities.

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

3. Impairments

During the first quarter of 2012, we recognized a $124.8 million impairment charge related to our tangible and intangible natural gas gathering assets in the Midcontinent Midstream segment located in the southern portion of the Fort Worth Basin of north Texas (the “North Texas Gathering System”). The gathering lines and customer contracts were written down to their fair value, which was determined using the income approach and discounting the estimated cash flows of the assets. This is a nonrecurring fair value measurement, see Note 6. “Fair Value Measurements,” that was triggered by continuing market declines of natural gas prices and lack of drilling in the area. The North Texas Gathering System represented a de minimis amount of our consolidated total revenues. The impairment is reported in the statement of operations in the “Impairment” line item.

See Note 9, “Equity Investments” for a discussion of the impairment of our equity investment in Thunder Creek.

4. Dispositions

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

On July 3, 2012, we completed the sale of our Crossroads natural gas gathering system and processing plant (the “Crossroads Sale”) for net proceeds of $62.3 million. The Crossroads system, located in the southeastern portion of Harrison County in east Texas, includes approximately eight miles of gas gathering pipeline, an 80 MMcfd cryogenic processing plant, approximately 20 miles of NGL pipeline, and a 50% ownership in an approximately 11-mile gas pipeline. A gain on sale of assets of $31.3 million was recognized in other revenues on the face of the statement of operations.

5. Acquisitions

In the following paragraphs, all references to coal, crude oil and natural gas reserves and acreage acquired are unaudited. The factors we used to determine the fair market value of acquisitions include, but are not limited to, discounted future net cash flows on a risked-adjusted basis, geographic location, and condition of assets.

Business Combinations

Chief Acquisition

On May 17, 2012, we completed our purchase of the membership interests of Chief Gathering LLC (“Chief Gathering”) from Chief E&D Holdings LP, for a purchase price of approximately $1.0 billion (“Chief Acquisition”), payable in a combination of $849.3 million in cash and fair value of $191.3 million in a new class of limited partner interests in us (“Special Units”). The Special Units were substantially similar to our common units, except that we did not pay or accrue any distributions on them until they automatically converted to common units, on a one-for-one basis, on the first business day after the record date for distributions with respect to the quarter ended September 30, 2013. The Special Units converted to common units on November 7, 2013 are eligible for distributions declared on January 28, 2014, with respect to the fourth quarter of 2013.

Chief Gathering owned and operated six natural gas gathering systems serving over 300,000 dedicated acres in the Marcellus Shale, located in the north central Pennsylvania counties of Lycoming, Bradford, Susquehanna, Sullivan, Wyoming and Greene and in Preston County, West Virginia. This transaction resulted in a major expansion of our pipeline systems in our Eastern Midstream segment.

We financed the cash portion of the purchase price for the Chief Acquisition through a combination of equity and debt. In May 2012, we received (i) $400 million in cash related to the sale of Class B Units to Riverstone V PVR Holdings, L.P. and Riverstone Global Energy and Power Fund V (FT), L.P., representing a new class of limited partner interests in us, and (ii) $180 million in cash, related to the sale of common units to institutional investors in a private placement. We used the proceeds from the sale of the Class B Units and the common units to fund a portion of the cash purchase price for the Chief Acquisition. The remainder of the cash purchase price was funded by a portion of the $600 million of senior notes issued in a private placement in May 2012. See Note 13, “PVR Unit Offerings,” for a description of the conversion rights and distribution rights applicable to the Class B Units.

The Chief Acquisition was accounted for using the purchase method of accounting. Under the purchase method of accounting, the total purchase price was allocated to the current assets and liabilities and the tangible, intangible and goodwill assets acquired. Fair values were developed using recognized business valuation techniques. Below is the detailed allocation of the purchase price allocation:

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

The acquisition costs related to the Chief Acquisition were $14.0 million and are reported on the merger and acquisition costs line in the Consolidated Statement of Operations.

During 2013, we made other acquisitions that individually and in the aggregate are not material for disclosure purposes. The aggregate cost of all other acquisitions was $2.4 million.

6. Fair Value Measurement

We present fair value measurements and disclosures applicable to both our financial and nonfinancial assets and liabilities that are measured and reported on a fair value basis. Our financial instruments that are subject to fair value disclosures consist of cash and cash equivalents, accounts receivable, accounts payable, derivative instruments and long-term debt. At December 31, 2013, the carrying values of all these financial instruments, except the long-term debt with fixed interest rates, approximated their fair value. The fair value of floating-rate debt approximates the carrying amount because the interest rates paid are based on short-term maturities. The fair value of our fixed-rate debt is estimated based on the published market prices for the same or similar issues. As of December 31, 2013, the fair value of our fixed-rate debt was $1.2 billion.

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

Nonrecurring Fair Value Measurements

We completed the Chief Acquisition on May 17, 2012. In connection with our accounting for this acquisition, it was necessary for us to estimate the values of the assets acquired and liabilities assumed, which involved the use of various assumptions discussed below. During 2013, we made other acquisitions that also required us to estimate the values of assets acquired and liabilities assumed that individually and in the aggregate are not material. The aggregate cost of all other acquisitions was a net $2.4 million. See Note 5, “Acquisitions,” for a description of these acquisitions.

The following table summarizes the fair value estimates for financial and nonfinancial assets and liabilities measured at fair value on a nonrecurring basis by category as of the acquisition date:

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

Regarding the tangible assets, the cost approach was the primary method. Due to the fact that the assets were relatively new or had been recently constructed, the indirect method of the cost approach was viewed as the most accurate method for estimating the fair value of these tangible assets. Using the indirect method of the cost approach, the current reproduction cost of the tangible asset was estimated by indexing the historical capitalized cost basis in the fixed asset records based on the asset type and historical acquisition date of each asset. These costs generally include the base cost of the tangible asset and any additional cost considerations relating to placing the asset in service. Due to the fact that these tangible assets have been in use over varying periods of time, allowances were made for physical, functional and economic factors affecting utility and value as applicable.

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

As part of consideration of the Chief Acquisition, we issued a new class of PVR limited partner interests to Chief E&D Holdings LP (“Special Units”) with a fair value of $191.3 million. For the purpose of estimating the fair value of the Special Units, our unit price on the acquisition date was used and adjusted for the nine quarters where we neither pay nor accrue distributions on these units. The value was further adjusted to reflect the lack of marketability. Because elements of the fair value inputs are typically not observable, we have categorized the amounts as Level 3 inputs. The Special Units automatically converted into common units on November 7, 2013.

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

Recurring Fair Value Measurements

As of December 31, 2013 and 2012 we had no open derivative positions; therefore there are no recurring valuations as of these dates. We did however have commodity derivatives during these years. See Note 7, “Derivative Instruments,” for the effects of these instruments on our consolidated statements of operations.

During periods with open derivative positions, we use the following methods and assumptions to estimate their fair values:

•	Commodity derivative instruments: We utilized collars and swap derivative contracts to hedge against the variability in the fractionation, or frac, spread. We determine the fair values of our commodity derivative agreements based on discounted cash flows based on quoted forward prices for the respective commodities. Each is a level 2 input. We used the income approach, using valuation techniques that convert future cash flows to a single discounted value. See Note 7, “Derivative Instruments.”

•	Interest rate swaps: We historically entered into the Interest Rate Swaps to establish fixed rates on a portion of the outstanding borrowings under the Revolver. We used an income approach using valuation techniques that connect future cash flows to a single discounted value. We estimated the fair value of the swaps based on published interest rate yield curves as of the date of the estimate. Each is a level 2 input. See Note 7, “Derivative Instruments.”

7. Derivative Instruments

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

At December 31, 2013 and 2012, no open positions remained on the balance sheet and no amounts remain in AOCI related to derivatives in the natural gas midstream segments.

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

As of December 31, 2013 and 2012, no open positions remained on the balance sheet and no gain or loss remained in AOCI regarding the Interest Rate Swaps. During the year ended December 31, 2012, we reclassified a total net gain of $0.7 million from AOCI to earnings related the Interest Rate Swaps.

Financial Statement Impact of Derivatives

The following table summarizes the effects of our derivative activities, as well as the location of the gains and losses, on our consolidated statements of operations for the periods presented:

	Location of gain (loss) on derivatives recognized	Year Ended December 31,
	in income	2013	2012	2011
Derivatives not designated as hedging instruments:
Interest rate contracts	Derivatives	$—	$538	$(851)
Commodity contracts	Derivatives	(1,070)	1,753	(12,591)

Total decrease (increase) in net income resulting from derivatives		$(1,070)	$2,291	$(13,442)

Realized and unrealized derivative impact:
Cash paid for commodity and interest rate contract settlements (1)	Derivatives	$(1,070)	$(10,494)	$(25,688)
Unrealized derivative gains (2)		—	12,785	12,246

Total decrease in net income resulting from derivatives		$(1,070)	$2,291	$(13,442)

(1)	As of December 31, 2013 and included in the settlement amounts is $0.5 million related to settled positions that were paid in January 2014. As of December 31, 2012 and included in the settlement amounts is a net $0.2 million related to settled positions that were paid in January 2013.
(2)	This activity represents unrealized gains in the natural gas midstream revenue, cost of midstream gas purchased, and interest expense. All amounts are reported in the derivatives line on our consolidated statements of operations.

As of December 31, 2013 and 2012, we had no open derivative positions noted as derivative assets or liabilities on the consolidated balance sheets. There were two settled but not paid commodity derivative positions in accounts payable amounting to $0.5 million as of December 31, 2013 and $0.2 million as of December 31, 2012. Therefore, there is no summary presented related to the fair values and location of derivative instruments on our consolidated balance sheets.

See Note 6, “Fair Value Measurement of Financial Instruments” for a description of how the above financial instruments are valued.

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

The above hedging activity represents economic hedges of cash flows. As of December 31, 2013, we did not own derivative instruments that were classified as fair value hedges or trading securities. In addition, as of December 31, 2013, we did not own derivative instruments containing credit risk contingencies.

8. Property, Plant and Equipment

The following table summarizes our property, plant and equipment for the periods presented:

	As of December 31,
	2013	2012
Gathering systems	$1,298,570	$984,986
Compressor stations	361,872	283,189
Processing plants	130,527	116,942
Other property, plant and equipment	24,757	17,484
Construction in progress	194,559	252,635
Coal properties	636,933	634,555
Timber	88,447	88,447
Oil and gas royalties	39,981	39,981
Coal services equipment	35,409	35,409
Land	26,162	26,174

Total property, plant and equipment	2,837,217	2,479,802
Accumulated depreciation, depletion and amortization	(647,939)	(490,456)

Net property, plant and equipment	$2,189,278	$1,989,346

As of December 31, 2012, we had $11.5 million of assets held for sale. This amount is separately stated in our Consolidated Balance Sheet in current assets. The assets represent capitalized expenditures on a Midcontinent Midstream plant that we sold in the first quarter of 2013.

9. Equity Investments

We own a 51% membership interest in Aqua – PVR Water Services LLC (“Aqua – PVR”), a joint venture to construct and operate a pipeline system to supply fresh water to natural gas producers drilling in the Marcellus Shale in Pennsylvania. Even though there is a presumption of a controlling financial interest in this joint venture (ownership of 51%), our partner in the joint venture has substantive participating rights that preclude us from controlling the joint venture. Therefore, it is accounted for as an equity investment. For the years ended December 31, 2013 and 2012, our contributions to this Eastern Midstream segment joint venture were $15.3 million and $35.7 million. We also recognized related party transactions for management fees with Aqua-PVR as described in Note 15, “Related Party Transactions.” Appropriate eliminations have been made regarding earnings from the joint venture for consolidation purposes.

We own a 50% interest in Coal Handling Solutions LLC, a joint venture formed to own and operate end-user coal handling facilities in our Coal and Natural Resource Management segment.

For a portion of the year, we also owned a 25% membership interest in Thunder Creek Gas Services LLC (“Thunder Creek”), a joint venture that gathers and transports coalbed methane gas in Wyoming’s Powder River Basin. On August 19, 2013, we sold our 25% membership interest in Thunder Creek. This Midcontinent Midstream investment had a carrying value of $44.3 million. The proceeds from the sale were $58.6 million, resulting in a gain of $14.3 million recorded on the same line item as earnings from joint ventures, other revenues, on the Consolidated Statement of Operations. The earnings, excluding any gain on sale or impairment charge, and distributions related to the time period prior to August 19, 2013 are included in the amounts noted below. Earnings for years ended December 31, 2013, 2012 and 2011 were $1.0 million, $1.1 million and $2.5 million related to Thunder Creek. Distributions for the same periods were $2.4 million, $1.9 million and $8.2 million from Thunder Creek. Related to this investment and during the fourth quarter of 2012, we recognized an $8.7 million impairment charge to our membership interest in the Thunder Creek joint venture. The equity investment intangible assets, related to the excess of carrying value over our portion of the net assets of Thunder Creek, were written down to zero. This impairment was triggered by continuing market declines of natural gas prices, lack of coalbed methane drilling in the area and other market factors. The impairment is reported in the Consolidated Statement of Operations for the year ended December 31, 2012 on the same line item as earnings from joint ventures are captured, other revenues.

For a portion of 2012, we also owned a 50% membership interest in Crosspoint Pipeline LLC, a joint venture that gathers residue gas from our Crossroads Plant and transports it to market. As mentioned in Note 4, “Dispositions,” as part of the Crossroads sale we sold our 50% ownership in Crosspoint Pipeline LLC, an approximately 11-mile gas pipeline. The earnings and distributions related to the time period prior to July 3, 2012 are included in the amounts noted below. Earnings for years ended December 31, 2012 and 2011 were $0.3 million and $0.7 million related to Crosspoint. Distributions for the same periods were $0.5 million and $0.7 million from Crosspoint. The net equity investment amount sold as of July 3, 2012 was $6.2 million.

We account for our equity investments under the equity method of accounting. As of December 31, 2013 and 2012, our equity investment totaled $60.8 million and $97.6 million, which exceeded our portion of the underlying equity in net assets by $2.6 million and $3.3 million. The difference is being amortized to equity earnings over the estimated life of the equity investment intangible assets at the time of the acquisition. The equity investment intangible assets relate to contracts acquired, and are being amortized over 14 years.

In accordance with the equity method of accounting, we recognized equity earnings (loss) of $14.5 million in 2013, $(2.5) million in 2012 and $5.5 million in 2011, with a corresponding increase (decrease) in the investment. These amounts include the 2013 effects of the $14.3 million gain on sale of equity investment and the 2012 impairment of equity investment for $(8.7) million. The joint ventures generally pay quarterly distributions on their cash flow. We received distributions of $7.9 million in 2013, $8.8 million in 2012 and $14.0 million in 2011. Equity earnings related to our joint venture interests are recorded in other revenues on the Consolidated Statements of Operations. The equity investments for all joint ventures are included in the equity investments caption on the Consolidated Balance Sheets.

Financial statements from our investees are not sufficiently timely for us to apply the equity method currently. Therefore, we record our share of earnings or losses of an investee from the most recent available financial statements, a one month lag. This lag in reporting is consistent from period to period.

Summarized financial information of unconsolidated equity investments is as follows for the periods presented:

	November 30, 2013	November 30, 2012
Current assets	$22,256	$55,351
Noncurrent assets	$113,378	$273,158
Current liabilities	$11,909	$38,188
Noncurrent liabilities	$1,682	$3,933

	Year Ended November 30,
	2013	2012
Revenues	$38,900	$59,261
Expenses	$35,619	$38,463
Net income	$3,281	$20,798

10. Intangible Assets, Net

The following table summarizes our net intangible assets for the periods presented:

	As of December 31,
	2013	2012
Contracts and customer relationships	$657,500	$657,500
Other	4,552	4,552

Total intangible assets	662,052	662,052
Accumulated amortization	(71,972)	(41,452)

Intangible assets, net	$590,080	$620,600

As disclosed in Note 3, “Impairment,” we impaired the tangible and intangible assets of the North Texas Gathering System (“North Texas”) during 2012. The related $69.2 million of North Texas intangible assets, consisting of contracts and customer relationships, were considered impaired having a fair value of zero. The accumulated amortization of the intangibles was $14.6 million at the time of the impairment. The book value of the intangible as well as the related accumulated amortization were written off and represented $54.6 million of the total $124.8 million impairment charge, noted in the “Impairments” line item in the Consolidated Statement of Operations.

As mentioned in Note 5, “Acquisitions,” we added $622.0 million of intangible assets related to contracts and customer relationships acquired in the Chief Acquisition during 2012.

Contracts and customer relationships are amortized on both a straight-line basis and an accelerated basis, based on the period and timing of the benefit to us, over the expected useful lives of the individual contracts and relationships, up to 26 years. Total intangible amortization expense for the years ended December 31, 2013, 2012 and 2011 was approximately $30.5 million, $17.5 million and $6.3 million. The following table sets forth our estimated aggregate amortization expense for the next five years and thereafter:

Year	Amortization Expense
2014	$30,367
2015	30,254
2016	30,148
2017	30,071
2018	29,970
Thereafter	439,270

Total	$590,080

11. Asset Retirement Obligations

The following table reconciles the beginning and ending aggregate carrying amount of our asset retirement obligations for the years ended December 31, 2013 and 2012, which are recorded in other liabilities on our consolidated balance sheets:

	Year Ended December 31,
	2013	2012
Balance at beginning of period	$2,526	$2,343
Liabilities incurred	—	—
Accretion expense	196	183
Revision of estimate	—	—

Balance at end of period	$2,722	$2,526

The accretion expense is recorded in the depreciation, depletion and amortization expense line on the consolidated statements of operations.

12. Long-Term Debt

The following table summarizes our long-term debt for the periods presented:

	As of December 31,
	2013	2012
Revolver - variable rate of 3.2% at December 31, 2013 and 2012	$562,500	$590,000
Senior notes - fixed rate of 8.25%, due April 15, 2018	300,000	300,000
Senior notes - fixed rate of 8.375%, due June 1, 2020	472,600	600,000
Senior notes - fixed rate of 6.5%, due May 15, 2021	400,000	—

Total debt	1,735,100	1,490,000
Less: Current maturities	—	—

Total long-term debt	$1,735,100	$1,490,000

We capitalized interest costs amounting to $12.8 million and $14.1 million in the years ended December 31, 2013 and 2012 related to the construction of natural gas gathering systems and processing plants.

Revolver

On February 21, 2013, we entered into the third amendment to the amended and restated credit agreement modifying the Revolver’s Maximum Leverage Ratio covenant to allow us to maintain a ratio of Consolidated Total Indebtedness (as defined in the Revolver amendment), calculated as of the end of each fiscal quarter for the four quarters then ended, of not more than (i) 6.50 to 1.0 commencing with fiscal period ended June 30, 2012 through the fiscal period ended December 31, 2012; (ii) 5.75 to 1.0 commencing with fiscal period ended March 31, 2013 through the fiscal period ended June 30, 2013; (iii) 5.50 to 1.0 commencing with the fiscal period ended September 30, 2013 through the fiscal period ended December 31, 2013; and (iv) 5.25 to 1.0 commencing with the fiscal period ending March 31, 2014, and for each fiscal period thereafter. The maturity date of the Revolver is April 19, 2016.

Our Revolver allows for adjustments to Consolidated EBITDA for material capital projects which exceed $10.0 million. The adjustments to Consolidated EBITDA have certain limitations and are approved by PNC Bank, as administrative agent to the Revolver.

As of December 31, 2013, net of outstanding indebtedness of $562.5 million and letters of credit of $10.7 million, we had remaining borrowing capacity of $426.8 million on the Revolver. The weighted average interest rate on borrowings outstanding under the Revolver during the year ended December 31, 2013 was approximately 3.3%. We do not have a public rating for the Revolver. As of December 31, 2013, we were in compliance with all covenants under the Revolver, and our Maximum Leverage Ratio was 5.27 to 1.0.

6.5% Senior Notes

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

8.375% Senior Notes

In May 2012, we completed the issuance of $600.0 million of senior notes in a private placement. These notes were sold at par, equating to an effective yield to maturity of approximately 8.375%, due June 1, 2020 (“8.375% Senior Notes”). Interest is payable semi-annually in arrears on June 1 and December 1 of each year. The 8.375% Senior Notes are senior to any subordinated indebtedness, and are effectively subordinated to all of our secured indebtedness including the Revolver to the extent of the collateral securing that indebtedness. They are fully and unconditionally guaranteed by our existing and future domestic restricted subsidiaries, subject to certain exceptions. Approximately $250 million of the proceeds from the Senior Notes offering was used in connection with the financing of the Chief Acquisition, and the remainder was used to pay down a portion of the outstanding borrowings under our Revolver.

On December 1, 2013, using a portion of the proceeds received from the Equity Issuance, we redeemed $127.4 million of our 8.375% Senior Notes. Pursuant to the terms of the indenture, we paid the note holders 108.375% of the principal amount plus accrued and unpaid interest up to the redemption date. As a result of this redemption, we incurred a charge of $13.7 million related to the call premium and the write-off of unamortized debt issuance costs. The charge was recorded in loss on extinguishment of debt in continuing operations of the Consolidated Statement of Operations. The remaining balance of the 8.375% Senior Notes is $472.6 million at December 31, 2013.

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

Debt Maturities

The following table sets forth the aggregate maturities of the principal amounts of long-term debt for the next five years and thereafter:

Year	Aggregate Maturities Principal Amounts
2014	$—
2015	—
2016	562,500
2017	—
2018	300,000
Thereafter	872,600

Total debt, including current maturities	$1,735,100

13. PVR Unit Offerings

Common Units

In September and October of 2013, we issued a total of 6.1 million common units, including the over allotment exercise by the underwriter, representing limited partner interest in PVR in a registered public offering. Total net proceeds of approximately $138.0 million, after deducting estimated fees and expenses and underwriting discounts and commissions totaling approximately $2.2 million, were initially used to repay a portion of the Revolver.

In connection with the 2012 Chief Acquisition, we sold 9.0 million common units to institutional investors in a private placement in the amount of $177.7 million, net of offering costs. In November 2012, PVR issued 7.5 million common units representing limited partner interests in PVR in a registered public offering. Total net proceeds of approximately $165.7 million were used to repay a portion of the Revolver.

During November and December of 2011, we issued a total of 8.05 million common units, including the over allotment exercise by the underwriters, representing limited partner interests in PVR in a registered public offering. Total net proceeds of $189.2 million were used to repay a portion of the Revolver.

At The Market (“ATM”) Equity Program

An ATM program is an alternative way of raising capital by issuing equity through existing markets over a period of time. The flexibility of timing the issuance of units helps us to match demand for capital with the supply by controlling the number of units issued. Additionally, it reduces the volatility of unit price by avoiding issuance of a large number of common units at one time. In August 2013 we issued our prospectus supplement relating to the issuance and sale from time to time of common units representing limited partner interests in PVR, or common units, having an aggregate offering price of up to $150.0 million through one or more sales agents. These sales, if any, will be made pursuant to the terms of the ATM equity offering sales agreement between us and the sales agents. The compensation of sales agents for the sales of common units shall not exceed 2.0% of the gross sales price per common unit. The net proceeds from any sales under this ATM program will be used for general partnership purposes, which may include, among other things, repayment of indebtedness, acquisitions, capital expenditures and additions to working capital. As of December 31, 2013, no sales have been made under the ATM program.

Special Units

In connection with the closing of the Chief Acquisition, on May 17, 2012, we issued 10,346,257 Special Units (the “Special Units”) to Chief E&D Holdings LP. The Special Units were a new class of PVR limited partner interests with a fair value of $191.3 million and were substantially similar to our common units, except that the Special Units neither paid nor accrued distributions for six consecutive quarters commencing after the closing of the Chief Acquisition. The Special Units automatically converted into common units on a one-for-one basis on the first business day after the record date for distributions with respect to the quarter ended September 30, 2013, which was November 7, 2013.

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

The Regency Merger Agreement provides that, at the effective time of the merger, each Class B unit issued and outstanding or deemed issued and outstanding as of immediately prior to the effective time will be converted into the right to receive merger consideration (the “Regency Merger Consideration”), consisting of (i) 1.020 Regency common units and (ii) an amount of cash to make up for the difference in PVR and Regency distributions.

14. Partners’ Capital and Distributions

As of December 31, 2013, partners’ capital consisted of 112.2 million common units and 24.3 million Class B Units representing limited partner interests in PVR. As noted in the Consolidated Statement of Partners’ Capital and described in Note 1, “Organization and Basis of Presentation,” and Note 13, “PVR Unit Offerings” our outstanding number of units has changed significantly in connection with the PVR-PVG Merger and the Chief Acquisition.

Class B Units

On February 13, 2014, the date on which we paid distributions with respect to the quarter ended December 31, 2013, there were 24,305,507 Class B Units outstanding. We paid distributions to the holders of the Class B Units with respect to the quarter ended December 31, 2013 by issuing an aggregate of 505,576 additional Class B Units. If we were to pay distributions to the holders of the Class B Units in cash, rather than in additional Class B Units, at the same per unit quarterly cash distributions to which the holders of our common units are entitled with respect to the quarter ended December 31, 2013, the amount of cash distributions that would have been attributable to the Class B Units was $13.4 million.

Net Income (Loss) per Common Unit

The following table reconciles net income (loss) and weighted average units used in computing basic and diluted net income (loss) per common unit (in thousands, except per unit data):

	Year Ended December 31,
	2013	2012	2011

Net income (loss)	$12,994	$(70,622)	$96,343
Noncontrolling interest net loss	—	—	664

Net income (loss) attributable to PVR Partners, L.P.	$12,994	$(70,622)	$97,007
Less:
Distributions to participating securities	(51,961)	(29,716)	(410)
Recognition of beneficial conversion feature (1)	(70,009)	(45,967)	—
Participating securities’ allocable share of undistributed net loss (income)	26,619	23,102	(300)

Net income (loss) allocable to common units, basic and diluted	$(82,357)	$(123,203)	$96,297

Weighted average number of common units outstanding, basic and diluted	99,304	86,222	66,342

Net income (loss) per common unit, basic and diluted	$(0.83)	$(1.43)	$1.45

(1)	Special Units and Class B Units were issued at prices below the market price of the common units into which they are convertible. The aggregate discount of $139.2 million represents a beneficial conversion feature which is considered a non-cash distribution that will be distributed ratably using the effective yield method over the period the Special Units and Class B Units are outstanding. The impact of the beneficial conversion feature is included as distributed income to Class B Units and Special Units with a corresponding reduction in net income allocable to common units in the calculation of net income (loss) per common unit for the years ended December 31, 2013 and 2012.

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

	2013	2012	2011

Special units	8,787	6,473	—
Class B units	23,372	13,630	—
Phantom units	78	63	37

	32,237	20,166	37

Cash Distributions

We distribute 100% of Available Cash (as defined in our partnership agreement) within 45 days after the end of each quarter to common unitholders of record. Available Cash is generally defined as all of our cash and cash equivalents on hand at the end of each quarter less reserves established by our general partner for future requirements. Our general partner has the discretion to establish cash reserves that are necessary or appropriate to (i) provide for the proper conduct of our business, (ii) comply with applicable law, any of our debt instruments or any other agreements and (iii) provide funds for distributions to unitholders for any one or more of the next four quarters. During the years ended December 31, 2013, 2012 and 2011 we paid cash distributions of $214.4 million, $176.3 million and $135.3 million.

On February 13, 2014, we paid a $0.55 per unit quarterly distribution to common unitholders of record on February 7, 2014.

15. Related Party Transactions

We own a 51% membership interest in a joint venture, Aqua — PVR Water Services LLC (“Aqua — PVR”), where we construct and operate a pipeline system to supply fresh water to natural gas producers drilling in the Marcellus Shale in Pennsylvania. Related to the Aqua-PVR joint venture we have executed agreements where PVR charges the joint venture a fee for construction management services and provides accounting management services. The construction management services fee is 10% of the construction costs of a project managed by PVR. PVR has also purchased water from the joint venture to test our natural gas pipelines before they were placed into service. These fees and purchases began in 2012 and are not presumed to be carried out on an arm’s-length basis. The construction fees are invoiced once the project is complete, and the other services or purchases are invoiced once incurred or quarterly. The table below discloses the related party transactions for the period presented. The statements of operations amounts are net of eliminations.

	Year Ended December 31,
	2013	2012
Consolidated Statements of Operations:
Other income	$648	$3,150
General and administrative	$43	$26

	December 31, 2013	December 31, 2012
Consolidated Balance Sheets:
Accounts receivable	$5,281	$6,442
Accounts payable	$—	$172

16. Unit-Based Payments

Authoritative accounting literature establishes standards for transactions in which an entity exchanges its equity instruments for goods and services. These standards require us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

The PVR GP, LLC Sixth Amended and Restated Long-Term Incentive Plan (“LTIP”) permits the grant of common units, deferred common units, unit options, restricted units and phantom units to employees and directors of our general partner and its affiliates. Common units and deferred common units granted under the LTIP are immediately vested, and we recognize compensation expenses related to those grants on the grant date. Restricted units and time-based and performance-based phantom units granted under the LTIP generally vest over a three-year period, and we recognize compensation expense related to those grants on a straight-line basis over the vesting period. Compensation expense related to these grants is recorded in the general and administrative expenses caption on our Consolidated Statements of Operations. As of December 31, 2013, the LTIP permitted the grant of awards covering an aggregate of 3,000,000 common units to employees and directors of our general partner and employees of its affiliates who perform services for us. Common units delivered under the LTIP may consist of newly issued common units or common units acquired in the open market.

In connection with the normal three-year vesting of phantom and restricted units, as well as common unit and deferred common unit awards, we recognized the following expenses during the periods presented:

	2013	2012	2011
Phantom units	$3,533	$3,848	$3,025
Director deferred and common units	626	579	820

	$4,159	$4,427	$3,845

Common Units. At the election of a non-employee director, a portion of the director’s cash compensation may be paid in common units. Our general partner granted 21,811 common units at a weighted average grant-date fair value of $25.24 per unit to non-employee directors in 2013. Our general partner granted 16,020 common units at a weighted average grant-date fair value of $24.35 per unit to non-employee directors in 2012. Our general partner granted 2,176 common units at a weighted average grant-date fair value of $25.23 per unit to non-employee directors in 2011. The fair value of the common units is calculated based on the grant-date unit price.

Deferred Common Units. At the election of non-employee directors, a portion of the compensation to non-employee directors is paid in deferred common units. Each deferred common unit represents one common unit, which vests immediately upon issuance and is available to the holder upon termination or retirement from the board of directors.

The following is a summary of deferred common unit activity for the periods presented:

	Number of Deferred Common Units	Weighted Average Grant-Date Fair Value
Balance at January 1, 2011	126,582	$21.62
Granted and vested	113,400	$26.99
Converted to common units	(2,839)	$18.16

Balance at December 31, 2011	237,143	$24.23
Granted and vested	28,167	$24.21
Converted to common units	(41,007)	$23.26

Balance at December 31, 2012	224,303	$24.40
Granted and vested	23,401	$24.88
Converted to common units	(2,000)	$17.53

	Number of Deferred Common Units	Weighted Average Grant-Date Fair Value
Balance at December 31, 2013	245,704	$24.50

In 2013, 2,000 deferred common units converted to common units. The aggregate intrinsic value of deferred common units converted to common units in 2013 was less than $0.1 million. In 2012, 41,007 deferred common units converted to common units. The aggregate intrinsic value of deferred common units converted to common units in 2012 was $1.0 million. In 2011, 2,839 deferred common units converted to common units. The aggregate intrinsic value of deferred common units converted to common units in 2011 was $0.1 million. The aggregate intrinsic value of vested deferred common units at December 31, 2013, was $6.0 million. The fair value of the deferred common units is calculated based on the grant-date unit price.

Restricted Units. Restricted units vest upon terms established by the Compensation and Benefits Committee (the “Committee”). In addition, all restricted units will vest upon a change of control of our general partner. If a grantee’s employment with, or membership on the board of directors of, our general partner terminates for any reason, the grantee’s unvested restricted units will be automatically forfeited unless, and to the extent that, the Committee provides otherwise. Distributions payable with respect to restricted units may, in the Committee’s discretion, be paid directly to the grantee or held by our general partner and made subject to a risk of forfeiture during the applicable restriction period. Restricted units generally vest over a three-year period, with one-third vesting in each year. The fair value of the restricted units is calculated based on the grant-date unit price. There were no restricted unit grants made in 2013, 2012 or 2011.

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

Generally, we pay or accrue distributions for all of our unvested phantom units. Payments of distributions associated with phantom units that are expected to vest are recorded as capital distributions; however, payments associated with phantom units that are not expected to vest are recorded as compensation expense. During 2013, we granted 288 thousand phantom units at a weighted average grant-date fair value of $23.19, consisting of 186 thousand time-based phantom units and 102 thousand performance-based phantom units. During 2012, we granted 238 thousand phantom units at a weighted average grant-date fair value of $18.21, consisting of 125 thousand time-based phantom units and 113 thousand performance-based phantom units. During 2011, we granted 261 thousand phantom units at a weighted average grant-date fair value of $21.32, including 155 thousand time-based phantom units and 106 thousand performance-based phantom units.

Time-based phantom units generally vest over a three-year period, with one-third vesting in each year. Time-based phantom units are generally entitled to non-forfeitable distribution rights which are paid quarterly along with common unit distributions. A portion of the vested units were withheld for payroll taxes with the recipient receiving the net vested units. The fair value of time-based phantom units is calculated based on the grant-date unit price.

Performance-based phantom units cliff-vest at the end of a three year period. The number of units that could vest ranges from 0% to 200% of the number of performance-based phantom units initially granted and depends on the outcome of unit market performance compared to peers and, for certain grants, key results of operations metrics. Performance-based phantom units are entitled to forfeitable distribution equivalent rights which accumulate over the term of the units and will be paid in cash to the grantees at the date of vesting. The fair value of each performance-based phantom unit granted in 2013 was $17.60. The fair value of each performance-based phantom unit granted in 2012 was $5.85, and the fair value of each performance-based phantom unit granted in 2011 was $6.29. These fair values were estimated on the date of grant using a Monte Carlo simulation approach that uses the assumptions noted in the following table. Expected volatilities are based on historical changes in the market value of our common units. We base the risk-free interest rate on the U.S. Treasury rate for the week of the grant having a term equal to the expected life of the phantom units, continuously compounded.

	2013	2012	2011
Expected volatility	28.20%	34.03%	54.53%
Expected life	2.7 years	2.9 years	2.6 years
Risk-free interest rate	0.31%	0.40%	0.83%

The performance-based phantom units granted in 2012 may vest in 2015 depending on the achievement of specified performance goals measured over a performance period ending December 31, 2014. Because our estimate of the achievement of the specified performance goals differed at December 31, 2013, as compared to the estimate at December 31, 2012, the fair value of each performance-based phantom unit granted in 2012 decreased to $5.85 at December 31, 2013 from $10.92 at December 31, 2012.

On December 10, 2013, the Compensation and Benefits Committee of the Board of Directors of our general partner approved a modification to all performance-based phantom units that were granted in 2011 and were outstanding at December 10, 2013. The modification allows for the vesting and payout of the 2011 performance-based phantom units at target level of performance, subject to the closing of the Regency Merger. All other terms and conditions of the 2011 performance-based phantom units remain the same. Approximately 88 thousand performance-based phantom units granted to 14 employees were affected by the modification. Because the performance condition in the original award was improbable as of the date of modification, the fair value of each performance-based phantom unit granted in 2011 decreased to $6.29 at December 31, 2013 from $11.66 at December 31, 2012. The grant-date fair value of the modified award is $24.67 and is based on the grant-date unit price. Additional compensation expense will be recognized in 2014 for the modified award if the Regency Merger closes.

The following table summarizes the status of our nonvested phantom units as of December 31, 2013 and changes during the year then ended:

	Nonvested Phantom Units	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2013	414,390	$16.27
Granted	287,703	$23.19
Vested	(114,134)	$25.76
Forfeited	(40,724)	$18.20
Cancellation	(88,476)	$6.29
Reissuance	88,476	$24.67

Nonvested at December 31, 2013	547,235	$20.75

At December 31, 2013, we had $5.6 million of total unrecognized compensation cost related to nonvested phantom units. We expect that cost to be recognized over a weighted-average period of 2.4 years. The total grant-date fair value of phantom units that vested in 2013, 2012 and 2011 was $2.9 million, $2.9 million and $0.9 million. The aggregate intrinsic value at December 31, 2013, of phantom units expected to vest was $9.2 million.

17. Commitments and Contingencies

Rental Commitments

Operating lease rental expense in the years ended December 31, 2013, 2012 and 2011 was $12.9 million, $13.0 million and $10.8 million. The following table sets forth our minimum rental commitments for the next five years under all non-cancelable operating leases in effect at December 31, 2013:

Year	Minimum Rental Commitments
2014	$6,385
2015	5,143
2016	3,852
2017	2,973
2018	1,159
Thereafter	4,788

Total minimum payments	$24,300

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

Firm Transportation Commitments

As of December 31, 2013, we had contracts for firm transportation capacity rights for specified volumes per day on a pipeline system with terms that ranged from one to five years. The contracts require us to pay transportation demand charges regardless of the amount of pipeline capacity we use. We may sell excess capacity to third parties at our discretion. The following table sets forth our obligation for firm transportation commitments in effect at December 31, 2013 for the next five years and thereafter:

Year	Firm Transportation Commitments
2014	$10,332
2015	1,759
2016	—
2017	—
2018	—
Thereafter	—

Total firm transportation commitments	$12,091

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

As of December 31, 2013 and 2012, our environmental liabilities were $0.9 million respectively for each year, which represent our best estimate of the liabilities as of those dates related to our Eastern Midstream, Midcontinent Midstream and Coal and Natural Resource Management businesses. We have reclamation bonding requirements with respect to certain unleased and inactive properties. Given the uncertainty of when a reclamation area will meet regulatory standards, a change in this estimate could occur in the future.

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

The following table presents a summary of certain financial information relating to our segments as of and for the years ended December 31, 2013, 2012 and 2011:

	Eastern Midstream (1)	Midcontinent Midstream (2)	Coal and Natural Resource Management (3)	Consolidated
Year Ended December 31, 2013
Revenues	$200,217	$807,165	$110,104	$1,117,486
Cost of midstream gas purchased	—	666,239	—	666,239
Operating costs and expenses	30,990	64,241	27,254	122,485
Merger and acquisition costs	2,713	2,713	2,712	8,138
Depreciation, depletion & amortization	97,973	61,809	28,159	187,941

Operating income	$68,541	$12,163	$51,979	$132,683

Interest expense				(106,248)
Loss on extinguishment of debt				(13,703)
Derivatives				(1,070)
Other				1,332

Net income				$12,994

Additions to property and equipment	$338,296	$74,991	$2,498	$415,785

Year Ended December 31, 2012
Revenues	$99,350	$771,723	$136,681	$1,007,754
Cost of midstream gas purchased	—	630,345	—	630,345
Operating costs and expenses	17,186	66,618	31,964	115,768
Merger and acquisition costs	14,049	—	—	14,049
Impairments	—	124,845	—	124,845
Depreciation, depletion & amortization	42,713	51,829	32,802	127,344

Operating income (loss)	$25,402	$(101,914)	$71,915	$(4,597)

Interest expense				(68,773)
Derivatives				2,291
Other				457

Net income (loss)				$(70,622)

Additions to property and equipment	$1,224,722	$136,775	$1,034	$1,362,531

Year Ended December 31, 2011
Revenues	$26,170	$944,852	$188,953	$1,159,975
Cost of midstream gas purchased	—	817,937	—	817,937
Operating costs and expenses	2,737	60,505	35,849	99,091
Depreciation, depletion & amortization	4,243	47,956	37,177	89,376

Operating income	$19,190	$18,454	$115,927	$153,571

Interest expense				(44,287)
Derivatives				(13,442)
Other				501

Net income				$96,343

Additions to property and equipment	$120,310	$121,789	$134,503	$376,602

	Total assets at December 31,
	2013	2012	2011

Eastern Midstream (4)	$1,893,483	$1,677,846	$174,444
Midcontinent Midstream (5)	594,999	640,437	736,351
Coal and Natural Resource Management (6)	637,188	680,426	683,197

Totals	$3,125,670	$2,998,709	$1,593,992

(1)	Our Eastern Midstream segment’s revenues for the years ended December 31, 2013 and 2012 include $(2.2) million and $2.0 million of equity earnings (loss) related to our 51% interest in the Aqua-PVR joint venture. See Note 9, “Equity Investments” for a further description.
(2)	Our Midcontinent Midstream segment’s revenues for the years ended December 31, 2013, 2012 and 2011 include $15.2 million, $(7.6) million and $2.5 million of equity earnings (loss) related to our 25% membership interest in Thunder Creek. The 2013 revenue includes the gain on sale of the Thunder Creek equity investment. The loss in 2012 relates to an impairment charge of $8.7 million. See Note 9, “Equity Investments” for a further description of this segment’s equity investment.
(3)	Our Coal and Natural Resource Management segment’s revenues for the years ended December 31, 2013, 2012 and 2011 include $1.4 million, $2.8 million and $2.3 million of equity earnings related to our 50% interest in Coal Handling Solutions LLC. See Note 9, “Equity Investments” for a further description.
(4)	Total assets at December 31, 2013, 2012 and 2011 for the Eastern Midstream segment included equity contributions of $15.3 million, $35.7 million and $5.3 million related to our 51% interest in the Aqua-PVR joint venture. The equity investment at December 31, 2013, 2012 and 2011 for the Aqua-PVR joint venture was $47.2 million, $36.8 million and $5.3 million. See Note 9, “Equity Investments” for a further description.
(5)	The equity investment in our 25% membership interest in Thunder Creek was sold in August 2013 and had a carrying value of $44.3 million. Total assets at December 31, 2012 and 2011 for the Midcontinent Midstream segment included equity investment of $45.2 million and $53.1 million related to Thunder Creek. See Note 9, “Equity Investments” for a further description.
(6)	Total assets at December 31, 2013, 2012 and 2011 for the Coal and Natural Resource Management segment included equity investment of $13.6 million, $15.6 million and $16.3 million related to our 50% interest in Coal Handling Solutions LLC. See Note 9, “Equity Investments” for a further description.

Operating income is equal to total revenues less cost of midstream gas purchased, operating costs and expenses and DD&A expense. Operating income does not include interest expense, certain other income items and derivatives. Identifiable assets are those assets used in our operations in each segment.

In 2013, 51% of our total consolidated revenues and 51% of our December 31, 2013 consolidated accounts receivable resulted from seven of our natural gas midstream customers. Within the Eastern Midstream segment for 2013, 55% of the segment’s revenues and 54% of the December 31, 2013 accounts receivable for the segment resulted from three customers. Within the Midcontinent Midstream segment for 2013, 57% of the segment’s revenues and 54% of the December 31, 2013 accounts receivable for the segment resulted from four customers. These customer concentrations may impact our results of operations, either positively or negatively, in that these counterparties may be similarly affected by changes in economic or other conditions. We are not aware of any financial difficulties experienced by these customers.

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

For the year ended December 31, 2011, four of our Midcontinent Midstream segment customers accounted for 40% of our total consolidated revenues.

Supplemental Quarterly Financial Information (Unaudited, in thousands except per unit data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2013
Revenues (1)	$263,411	$273,465	$288,964	$291,646
Operating income (1)	$31,262	$29,956	$47,099	$24,366
Net income (loss)	$7,237	$5,508	$17,888	$(17,639)
Basic net income (loss) per limited partner unit (2)	$(0.17)	$(0.21)	$(0.09)	$(0.35)
Diluted net income (loss) per limited partner unit (2)	$(0.17)	$(0.21)	$(0.09)	$(0.37)
Weighted average number of units outstanding, basic	95,906	95,947	96,983	108,268
Weighted average number of units outstanding, diluted	95,906	95,947	96,983	112,429

2012
Revenues (3)	$246,417	$222,912	$268,847	$269,578
Operating income (loss) (3)	$(95,692)	$14,535	$60,491	$16,069
Net income (loss)	$(110,344)	$7,809	$38,783	$(6,870)
Basic and diluted net income (loss) per limited partner unit (2)	$(1.39)	$(0.07)	$0.16	$(0.30)
Weighted average number of units outstanding, basic	79,301	83,786	88,366	93,333
Weighted average number of units outstanding, diluted	79,340	83,786	88,366	93,333

(1)	Revenues and operating income in the third quarter of 2013 includes the $14.3 million gain on sale of our 25% equity investment in Thunder Creek.
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
(3)	Operating income (loss) in the first quarter of 2012 includes the $124.8 million impairment of the North Texas Gathering System. Revenues and operating income for the fourth quarter of 2012 includes the $8.7 million impairment of our 25% equity investment in Thunder Creek.

Item 9 Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A Controls and Procedures

(a) Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we performed an evaluation of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2013. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, reported accurately and on a timely basis, accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2013, such disclosure controls and procedures were effective.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over our financial reporting. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. This evaluation was completed based on the 1992 framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our management has concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

(c) Attestation Report of the Registered Public Accounting Firm

KPMG LLP, an independent registered public accounting firm, or KPMG, has issued an attestation report on our internal control over financial reporting as of December 31, 2013, which is included in Item 8 of this Annual Report on Form 10-K.

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

Item 9B Other Information

None.

PART III.

ITEM 10. Directors, Executive Officers and Corporate Governance

Information required to be set forth in Item 10. Directors, Executive Officers and Corporate Governance, has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement for our 2014 Annual Meeting of Unitholders, or in the event we do not prepare and file such Proxy Statement, such information will be filed as an amendment to this Form 10-K no later than April 30, 2014.

ITEM 11. Executive Compensation

Information required to be set forth in Item 11. Executive Compensation, has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement for our 2014 Annual Meeting of Unitholders, or in the event we do not prepare and file such Proxy Statement, such information will be filed as an amendment to this Form 10-K no later than April 30, 2014.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

Information required to be set forth in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters, has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement for our 2014 Annual Meeting of Unitholders, or in the event we do not prepare and file such Proxy Statement, such information will be filed as an amendment to this Form 10-K no later than April 30, 2014.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Information required to be set forth in Item 13. Certain Relationships and Related Transactions, and Director Independence, has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement for our 2014 Annual Meeting of Unitholders, or in the event we do not prepare and file such Proxy Statement, such information will be filed as an amendment to this Form 10-K no later than April 30, 2014.

ITEM 14. Principal Accountant Fees and Services

Information required to be set forth in Item 14. Principal Accountant Fees and Services, has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement for our 2014 Annual Meeting of Unitholders, or in the event we do not prepare and file such Proxy Statement, such information will be filed as an amendment to this Form 10-K no later than April 30, 2014.

Part IV

Item 15 Exhibits and Financial Statement Schedules

The following documents are filed as exhibits to this Annual Report on Form 10-K:

(1)	Financial Statements — The financial statements filed herewith are listed in the Index to Consolidated Financial Statements on page 63 of this Annual Report on Form 10-K.

(2)	All schedules are omitted because they are not required, inapplicable or the information is included in the Consolidated Financial Statements or the notes thereto.

(3)	Exhibits

(2.1)	Purchase and Sale Agreement dated June 17, 2008 between Lone Star Gathering, L.P. and Penn Virginia Resource Partners, L.P., as amended by First Amendment to Purchase and Sale Agreement dated as of July 17, 2008 (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on July 22, 2008).

(2.2)	Agreement and Plan of Merger, dated September 21, 2010, by and among Penn Virginia Resource Partners, L.P., Penn Virginia Resource GP, LLC, PVR Radnor, LLC, Penn Virginia GP Holdings, L.P. and PVG GP, LLC (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on September 22, 2010).

(2.3)	Purchase Agreement, dated May 11, 2012, by and among Penn Virginia Resource Partners, L.P., PVR Finance Corporation II, Penn Virginia Resource GP, LLC, the subsidiaries of Penn Virginia Resource Partners, L.P. and Penn Virginia Resource Finance Corporation II named therein and RBC Capital Markets LLC, as representative for itself and of the initial purchasers named therein, relating to the 8.375% Senior Notes due 2020 (incorporated by reference to Exhibit 1.1 to Registrant’s Current Report on Form 8-K filed on May 16, 2012).

(2.4)	Membership Interest Purchase and Sale Agreement by and among Chief E&D Holdings LP, as Seller, Chief Gathering LLC, the Company, PVR Marcellus Gas Gathering LLC, as Buyer, and Penn Virginia Resource Partners, L.P., as Issuer, dated April 9, 2012 (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on April 12, 2012).

(2.5)	Agreement and Plan of Merger, dated as of October 9, 2013, by and among Regency Energy Partners LP, RVP LLC, Regency GP LP, PVR Partners, L.P. and PVR GP, LLC (schedules omitted pursuant to Item 601(b)(2) of Regulation S-K), (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on October 10, 2013).

(2.5.1)	Amendment No. 1 to Agreement and Plan of Merger, dated as of November 7, 2013, by and among Regency Energy Partners LP, RVP LLC, Regency GP LP, PVR Partners, L.P. and PVR GP, LLC (schedules omitted pursuant to Item 601(b)(2) of Regulation S-K), (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on November 7, 2013).

(3.1)	Certificate of Limited Partnership of Penn Virginia Resource Partners, L.P. (incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form S-1 filed on July 19, 2001).

(3.1.1)	Certificate of Amendment to Certificate of Limited Partnership of Penn Virginia Resource Partners, L.P. (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on August 17, 2012).

(3.2)	Fifth Amended and Restated Agreement of Limited Partnership of Penn Virginia Resource Partners, L.P., dated as of May 17, 2012 (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on May 23, 2012).

(3.2.1)	Amendment No. 1 to the Fifth Amended and Restated Agreement of Limited Partnership of Penn Virginia Resource Partners, L.P. (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on August 17, 2012).

(3.2.2)	Amendment No. 2 to the Fifth Amended and Restated Agreement of Limited Partnership of PVR Partners, L.P. (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on February 26, 2014).

(3.3)	Limited Liability Company Agreement of PVR Finco LLC dated as of August 5, 2008 (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on August 7, 2008).

(3.4)	Certificate of Amendment to the Certificate of Formation of Penn Virginia Resource GP, LLC (incorporated by reference to Exhibit 3.5 to Amendment No. 1 to Registrant’s Registration Statement Form S-1 filed on September 7, 2001).

(3.4.1)	Certificate of Amendment to Certificate of Formation of Penn Virginia Resource GP, LLC (incorporated by reference to Exhibit 3.3 to Registrant’s Current Report on Form 8-K filed on August 17, 2012).

(3.5)	Sixth Amended and Restated Limited Liability Company Agreement of Penn Virginia Resource GP, LLC, dated as of March 10, 2011 (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on March 11, 2011).

(3.5.1)	Amendment No. 1 to the Sixth Amended and Restated Limited Liability Company Agreement of Penn Virginia Resource GP, LLC (incorporated by reference to Exhibit 3.4 to Registrant’s Current Report on Form 8-K filed on August 17, 2012).

(4.1)	Senior Indenture, dated April 27, 2010, among Penn Virginia Resource Partners, L.P. and Penn Virginia Resource Finance Corporation, as issuers, the subsidiary guarantors named therein and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on April 27, 2010).

(4.2)	First Supplemental Indenture relating to the 8 1/4% Senior Notes due 2018, dated April 27, 2010, among Penn Virginia Resource Partners, L.P. and Penn Virginia Resource Finance Corporation, as issuers, the subsidiary guarantors named therein and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed on April 27, 2010).

(4.3)	Second Supplemental Indenture, relating to the 8.375% Senior Notes due 2020, dated May 17, 2012, among Penn Virginia Resource Partners, L.P. and Penn Virginia Resource Finance Corporation II, as issuers, the subsidiary guarantors named therein and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on May 23, 2012).

(4.4)	Third Supplemental Indenture, relating to the 8 1/4% Senior Notes due 2018, dated May 17, 2012, among Penn Virginia Resource Partners, L.P. and Penn Virginia Resource Finance Corporation, as issuers, the subsidiary guarantors named therein and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.7 to Registrant’s Current Report on Form 8-K filed on May 23, 2012).

(4.5)	Fourth Supplemental Indenture, relating to the 6.500% Senior Notes due 2021, dated May 9, 2013, among PVR Partners, L.P. and Penn Virginia Resource Finance Corporation II, as issuers, Penn Virginia Resource Finance Corporation, the subsidiary guarantors named therein and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on May 10, 2013).

(4.6)	Registration Rights Agreement, relating to the 8.375% Senior Notes due 2020, dated as of May 17, 2012, among Penn Virginia Resource Partners, L.P. and Penn Virginia Resource Finance Corporation II, and the subsidiary guarantors named therein, and RBC Capital Markets LLC, as representative of the several initial purchasers of the 8.375% Senior Notes due 2020 (incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K filed on May 23, 2012).

(4.7)	Registration Rights Agreement dated as of May 17, 2012, between Penn Virginia Resource Partners, L.P. and Chief E&D Holdings LP (incorporated by reference to Exhibit 4.4 to Registrant’s Current Report on Form 8-K filed on May 23, 2012).

(4.8)	Registration Rights Agreement dated as of May 17, 2012, between Penn Virginia Resource Partners, L.P. and Riverstone V PVR Holdings, L.P. (incorporated by reference to Exhibit 4.5 to Registrant’s Current Report on Form 8-K filed on May 23, 2012).

(4.9)	Registration Rights Agreement dated as of May 17, 2012, among Penn Virginia Resource Partners, L.P. and the several Investors named therein (incorporated by reference to Exhibit 4.6 to Registrant’s Current Report on Form 8-K filed on May 23, 2012).

(4.10)	Registration Rights Agreement, relating to the 6.500% Senior Notes due 2021, dated as of May 9, 2013, among PVR Partners, L.P. and Penn Virginia Resource Finance Corporation II, and the subsidiary guarantors named therein, and J.P. Morgan Securities LLC, as representative of the several initial purchasers, of the 6.500% Senior Notes due 2021 (incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K filed on May 10, 2013).

(10.1)	Amended and Restated Credit Agreement, dated as of August 13, 2010 by and among PVR Finco LLC, the guarantors party thereto, PNC Bank, National Association, as Administrative Agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on August 19, 2010).

(10.1.1)	First Amendment to Amended and Restated Credit Agreement, dated as of April 19, 2011, by and among PVR Finco LLC, the guarantors party thereto, PNC Bank, National Association, as Administrative Agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1.1 to Registrant’s Current Report on Form 8-K filed on April 21, 2011).

(10.1.2)	Second Amendment to Amended and Restated Credit Agreement, dated as of April 23, 2012, by and among PVR Finco LLC, the guarantors party thereto, PNC Bank, National Association, as Administrative Agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1.2 to Registrant’s Current Report on Form 8-K filed on April 27, 2012).

(10.1.3)	Third Amendment to Amended and Restated Credit Agreement, dated as of February 21, 2013, by and among PVR Finco LLC, the guarantors party thereto, PNC Bank, National Association, as Administrative Agent, and the other financial institutions party thereto (incorporated by referenced to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 25, 2013.)

(10.3)	Contribution, Conveyance and Assumption Agreement dated September 14, 2001 among Penn Virginia Resource GP, LLC, Penn Virginia Resource Partners, L.P., Penn Virginia Operating Co., LLC and the other parties named therein (incorporated by reference to Exhibit 10.3 to Amendment No. 2 to Registrant’s Registration Statement on Form S-1 filed on October 4, 2001).

(10.4)	Closing Contribution, Conveyance and Assumption Agreement dated October 30, 2001 among Penn Virginia Operating Co., LLC, Penn Virginia Corporation, Penn Virginia Resource Partners, L.P., Penn Virginia Resource GP, LLC, Penn Virginia Resource L.P. Corp., Wise LLC, Loadout LLC, PVR Concord LLC, PVR Lexington LLC, PVR Savannah LLC, Kanawha Rail Corp. (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to Registrant’s Registration Statement on Form S-1 filed on October 4, 2001).

(10.5)	Omnibus Agreement dated October 30, 2001 among the Penn Virginia Corporation, Penn Virginia Resource GP, LLC, Penn Virginia Operating Co., LLC and Penn Virginia Resource Partners, L.P. (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to Registrant’s Registration Statement on Form S-1 filed on October 4, 2001).

(10.5.1)	Amendment No. 1 to Omnibus Agreement dated December 19, 2002 among the Penn Virginia Corporation, Penn Virginia Resource GP, LLC, Penn Virginia Operating Co., LLC and Penn Virginia Resource Partners, L.P. (incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 11, 2003).

(10.6)	Asset Purchase and Sale Agreement by and between Penn Virginia Operating Company, LLC and Begley Properties, LLC dated December 15, 2010 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 15, 2010).

(10.7)	Units Purchase Agreement dated June 17, 2008 by and among Penn Virginia Resource LP Corp., Kanawha Rail Corp. and Penn Virginia Resource Partners, L.P. (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on July 22, 2008).

(10.8)	PVR GP, LLC Amended and Restated Annual Incentive Plan effective as of April 23, 2013 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 26, 2013).*

(10.9)	Penn Virginia Resource GP, LLC Sixth Amended and Restated Long-Term Incentive Plan, effective as of May 12, 2011 (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on May 18, 2011).*

(10.10)	Penn Virginia Resource GP, LLC Sixth Amended and Restated Long-Term Incentive Plan- Form of Deferred Common Unit Award Agreement (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on May 18, 2011).*

(10.11)	Penn Virginia Resource GP, LLC Sixth Amended and Restated Long-Term Incentive Plan- Form of Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on May 18, 2011).*

(10.12)	Penn Virginia Resource GP, LLC Sixth Amended and Restated Long-Term Incentive Plan- Form of Phantom Unit Award Agreement (incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on May 18, 2011).*

(10.13)	Penn Virginia Resource GP, LLC Amended and Restated Non-Employee Directors Deferred Compensation Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on October 29, 2007).*

(10.14)	Employment Agreement dated October 6, 2011 by and between Penn Virginia Resource GP, LLC and Keith D. Horton (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2011 filed on November 1, 2011).*

(10.15)	Employment Agreement dated October 6, 2011 by and between Penn Virginia Resource GP, LLC and Robert B. Wallace (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2011 filed on November 1, 2011).*

(10.16)	Employment Agreement dated October 6, 2011 by and between Penn Virginia Resource GP, LLC and William H. Shea, Jr. (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2011 filed on November 1, 2011).*

(10.17)	Employment Agreement dated October 6, 2011 by and between Penn Virginia Resource GP, LLC and Bruce D. Davis, Jr. (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2011 filed on November 1, 2011).*

(10.18)	Employment Agreement dated July 24, 2012 by and between Penn Virginia Resource GP, LLC and Mark D. Casaday (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 filed on August 3, 2012).*

(10.19)	PVR GP, LLC Non-Employee Director Compensatory Summary Sheet**

(10.20)	Common Unit Purchase Agreement dated April 9, 2012, by and among Penn Virginia Resource Partners, L.P. and the purchasers named therein (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on April 12, 2012).

(10.21)	Class B Unit Purchase Agreement, dated April 9, 2012, by and among Penn Virginia Resource Partners, L.P., Riverstone V PVR Holdings, L.P. and Riverstone Global Energy and Power Fund V (FT), L.P. (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 12, 2012).

(12.1)	Statement of Computation of Ratio of Earnings to Fixed Charges Calculation.**

(14.1)	Penn Virginia Resource GP, LLC Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to Registrant’s Current Report on Form 8-K filed on October 27, 2011).

(21.1)	Subsidiaries of PVR Partners, L.P.**

(23.1)	Consent of KPMG LLP.

(31.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	The following financial information from the annual report on Form 10-K of PVR Partners L.P, for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statement of Partners’ Capital, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PVR PARTNERS, L.P.

	By:	PVR GP, LLC

February 28, 2014	By:	/s/ Robert B. Wallace
Robert B. Wallace Executive Vice President and Chief Financial Officer

February 28, 2014	By:	/s/ Forrest W. McNair
Forrest W. McNair Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Edward B. Cloues, II Edward B. Cloues, II	Chairman and Director	February 28, 2014

/s/ James L. Gardner James L. Gardner	Director	February 28, 2014

/s/ Robert J. Hall Robert J. Hall	Director	February 28, 2014

/s/ Thomas W. Hofmann Thomas W. Hofmann	Director	February 28, 2014

/s/ E. Bartow Jones E. Bartow Jones	Director	February 28, 2014

/s/ Marsha R. Perelman Marsha R. Perelman	Director	February 28, 2014

/s/ John C. van Roden, Jr. John C. van Roden, Jr.	Director	February 28, 2014

/s/ William H. Shea, Jr. William H. Shea, Jr.	Director, President and Chief Executive Officer	February 28, 2014

/s/ Andrew W. Ward Andrew W. Ward	Director	February 28, 2014

/s/ Jonathan B. Weller Jonathan B. Weller	Director	February 28, 2014