Form 10-K/A
period 2013-12-31
PVR PARTNERS, L. P.
filed 2014-03-18
CIK 1144945

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

As of March 1, 2014, 112,274,652 common units and 24,811,083 Class B Units, representing limited partner interests of the registrant were outstanding.

PVR PARTNERS, L.P.

Three Radnor Corporate Center, Suite 301

100 Matsonford Road

Radnor, Pennsylvania 19087

i

Explanatory Note

Unless the context requires otherwise, references to “PVR,” “Partnership,” “we,” “our,” “us” or like terms refer to PVR Partners, L.P. and its subsidiaries. References to “General Partner” refer to PVR GP, LLC, our general partner and wholly-owned subsidiary. References to the “Board” refer to the board of directors of the General Partner. References to the “Limited Partnership Agreement” or “Partnership Agreement” refer to our Fifth Amended and Restated Agreement of Limited Partnership, as amended. References to “Common Units” refer to common units representing limited partner interests in the Partnership. References to “Class B Units” refer to Class B Units representing limited partner interests in the Partnership. References to “unitholders” or “limited partners” refer to limited partners of the Partnership.

On October 9, 2013, PVR Partners, L.P. and PVR GP, LLC entered into an Agreement and Plan of Merger with Regency Energy Partners LP (“Regency”), Regency GP LP, and RVP LLC, a Delaware limited liability company and Regency’s wholly owned subsidiary. Pursuant to the Agreement and Plan of Merger, as amended by Amendment No. 1 thereto dated as of November 7, 2013 (the “Merger Agreement”), PVR Partners, L.P. will merge with and into Regency (the “Merger”), and Regency will continue its existence under Delaware law as the surviving entity in the Merger.

The Merger Agreement provides that, at the effective time of the Merger, each of our Common Units and each of our Class B units issued and outstanding or deemed issued and outstanding as of immediately prior to the effective time will be converted into the right to receive the merger consideration, consisting of (i) 1.020 of Regency common units and (ii) an amount of cash equal to the difference between (x) our annualized distribution less (y) Regency’s adjusted annualized distribution. Our annualized distribution is the product of four and the per unit amount of the quarterly cash distribution most recently declared by us prior to the closing of the Merger. Regency’s adjusted annualized distribution is the product of four and the per unit amount of quarterly cash distribution most recently declared by Regency prior to the closing of the Merger, multiplied by the exchange ratio of 1.020.

The board of directors of our general partner and the board of directors of Regency’s managing general partner have approved the Merger Agreement, and we have agreed to submit the Merger Agreement to a vote of our unitholders and to recommend that unitholders approve the Merger Agreement. We will not hold an annual meeting of our unitholders in 2014 if the merger is completed.

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, originally filed with the Securities and Exchange Commission (“SEC”) on February 28, 2014 (the “Original Filing”). We are filing this Amendment to:

•

amend Part III of the Original Filing to include the information required by, and not included in, the Original Filing because we do not expect to file our definitive annual meeting proxy statement within 120 days of the end of our fiscal year ended December 31, 2013; and

•

amend Part IV to add as exhibits certain new certifications in accordance with Exchange Act Rule 13a-14(a). Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC on or subsequent to February 28, 2014.

ii

Part III.

Item  10. Directors, Executive Officers and Corporate Governance

BOARD OF DIRECTORS AND EXECUTIVE OFFICERS

As with most publicly traded limited partnerships, we do not have a board of directors or employees, but instead our General Partner manages our operations and activities on our behalf. The following table shows information about our current executive officers and the members of the Board of our General Partner. The Board is currently comprised of eight elected directors (the “Elected Directors”) and two appointed directors. The Elected Directors are divided into three classes, and each year the directors in one class are elected to serve for a term that expires at the annual meeting three years later upon the election of their successors, subject to a director’s earlier resignation, death or removal. In connection with the acquisition of Chief Gathering LLC, the Partnership entered into a Class B Unit Purchase Agreement with Riverstone V PVR Holdings, L.P. (the “Riverstone Investor”) and Riverstone Global Energy and Power Fund V (FT). The Class B Unit Purchase Agreement entitles the Riverstone Investor to designate two directors (the “Appointed Directors”) for appointment to the Board for as long the Riverstone Investor owns Class B Units, and thereafter, for so long as the Common Units that the Riverstone Investor acquires upon conversion of the Class B Units into Common Units constitute at least 10% of the total number of Partnership units outstanding. The Appointed Directors are not subject to election by our limited partners. The Board confirmed the appointment of E. Bartow Jones and Andrew W. Ward to the Board, effective as of May 17, 2012.

If our proposed Merger with Regency is completed, we will not hold an annual meeting of our unitholders in 2014. However, if we do hold an annual meeting, our Nominating and Governance Committee will recommend candidates to the Board for election as an Elected Director.

Our executive officers are not appointed for a specific term but instead serve at the discretion of the Board in their respective offices until they resign, their employment is terminated or they are re-appointed by the Board. There are no family relationships among any of the directors or executive officers of our General Partner. In addition, other than the Class B Unit Purchase Agreement between the Partnership and the Riverstone Investor, there are no arrangements or understandings between any of our General Partner’s directors or executive officers and any other person pursuant to which any person was selected as a director or executive officer.

The following table shows information regarding the current directors and executive officers of our General Partner as of the date of this Amendment.

Name:	Age	Position with our General Partner
William H. Shea, Jr.	59	Director and President and Chief Executive Officer
Edward B. Cloues II †	66	Director and Chairman of the Board
James L. Gardner †	62	Director
Robert J. Hall †	68	Director
Thomas W. Hofmann †	62	Director
E. Bartow Jones†	37	Director
Marsha R. Perelman †	63	Director
John C. van Roden, Jr. †	65	Director
Andrew W. Ward†	46	Director
Jonathan B. Weller †	67	Director
Mark D. Casaday	53	Executive Vice President and Chief Operating Officer-Midstream
Bruce D. Davis, Jr.	57	Executive Vice President, General Counsel and Secretary
Keith D. Horton	60	Executive Vice President and Chief Operating Officer-Coal
Robert B. Wallace	52	Executive Vice President and Chief Financial Officer

†	Independent directors.

Directors of Our General Partner

Edward B. Cloues II, has served as a director of our General Partner since January 2003 and has served as Chairman of the Board since July 2011. Mr. Cloues is a director and the non-executive Chairman of the Board of each of AMREP Corporation and Penn Virginia Corporation and also serves as a director of Hillenbrand, Inc. From January 1998 until April 2010, Mr. Cloues served as Chairman of the Board and Chief Executive Officer of K-Tron International, Inc., a provider of material handling equipment and systems. From October 1979 to January 1998, Mr. Cloues was a partner of Morgan, Lewis & Bockius LLP, a global law firm. As a former public company CEO and a former law firm partner specializing in business law matters, Mr. Cloues has extensive leadership experience and familiarity with complex mergers and acquisitions and other transactions. In addition, as a result of his multiple public company directorships and other business experience, Mr. Cloues has considerable background in financial, strategic, corporate governance and executive compensation matters.

James L. Gardner has served as a director of our General Partner since January 2006. Since 2005, Mr. Gardner has been an Associate Professor of Philosophy at Freed-Hardeman University. From 2002 to 2004, Mr. Gardner served as Executive Vice President and Chief Administrative Officer of Massey Energy Company (“Massey”), a coal mining company. From 2000 to 2002, Mr. Gardner was in the private practice of law, principally representing Massey. He also served as a director of Massey from 2000 to 2002. Mr. Gardner served as Senior Vice President of Massey from 1994 to 2000 and as General Counsel from 1993 to 2000. From 1991 to 1993, Mr. Gardner was an attorney at the law firm of Hunton & Williams LLP. As a result of his position as a director and executive at Massey and his representation of coal clients as a lawyer, Mr. Gardner has extensive operational, strategic and legal experience related to the coal industry. With this experience, Mr. Gardner offers keen insight to the Board as it oversees our coal and natural resource management operations.

Robert J. Hall has served as a director of our General Partner since March 2011. Mr. Hall had previously served as a director of PVG GP, LLC (“PVG”) since September 2006 and, in connection with the merger of PVG, joined the board of our General Partner. Since July 2012, Mr. Hall has served as Chief Executive Officer of Philadelphia Media Network and from October 2010 to July 2012, he was Chief Operating Officer of Philadelphia Media Network. Since June 2004, Mr. Hall has been providing consulting services in newspaper industry acquisitions. From January 2004 to May 2004, Mr. Hall was retired. From 1990 to December 2003, Mr. Hall served as Publisher and Chairman of Philadelphia Newspapers, Inc., which published the Philadelphia Inquirer and the Philadelphia Daily News. From 1985 to 1989, Mr. Hall served as General Manager of the Detroit Free Press, and from 1989 to1990, he served as Chairman of the Detroit Free Press. Mr. Hall has served for 30 years as an executive of two major newspaper publishers and, as a result, has extensive leadership experience and familiarity with various strategic, financial and other transactions and employee relations. This experience allows him to provide guidance to the Board on such matters.

Thomas W. Hofmann has served as a director of our General Partner since May 2009. Since December 2008, Mr. Hofmann has been retired. Mr. Hofmann served as Senior Vice President and Chief Financial Officer of Sunoco, Inc., an oil refining and marketing company, from January 2002 to December 2008. Mr. Hofmann also serves as a director of West Pharmaceutical Services, Inc. and Northern Tier Energy, Inc. In the last five years, he has also served on the board of directors of the general partner of Sunoco Logistics Partners, L.P. As the former Chief Financial Officer of Sunoco, Inc., Mr. Hofmann has substantial experience and knowledge regarding financial issues related to energy companies and the energy industry. Mr. Hofmann’s extensive financial, management and strategic experiences allow him to provide critical insights to the Board and makes him well-qualified to serve as the chairman of the audit committee of the Board.

E. Bartow Jones has served as a director of our General Partner since May 2012. Mr. Jones is currently a Managing Director of Riverstone Holdings LLC, an energy and power-focused private equity firm, where he has been employed since 2001 and is responsible for sourcing and managing energy investments. Mr. Jones has been active across a variety of sectors in the energy industry, with significant experience in midstream, mining, and exploration and production. Prior to joining Riverstone, Mr. Jones was an Associate in the M&A group at J.P. Morgan in New York. Mr. Jones currently serves on the Boards of Directors (or equivalent) of Niska Gas Storage Partners LLC and related entities and portfolio companies sponsored by Riverstone Holdings LLC. Mr. Jones previously served on the boards of directors of Buckeye GP LLC, the general partner of Buckeye Partners, L.P., and MainLine Management LLC, the general partner of Buckeye GP Holdings L.P. Mr. Jones received his B.S. in commerce with concentrations in both finance and accounting from the McIntire School of Commerce at the University of Virginia. Mr. Jones has substantial experience as an executive and a director of public companies, primarily in the energy sector, and this knowledge and experience provides the Board with valuable insights into operational and strategic issues. Mr. Jones also provides an expertise in a broad spectrum of energy companies that operate in the coal, natural gas gathering and processing and refined petroleum products transportation sectors as well as operations of publicly-traded partnerships.

Marsha R. Perelman has served as a director of our General Partner since May 2005. In 1993, Ms. Perelman founded, and since then has been the Chief Executive Officer of, Woodforde Management, Inc., a holding company. In 1983, she co-founded, and from 1983 to 1990 served as the President of Clearfield Ohio Holdings, Inc., a gas gathering and distribution company. In 1983, she also co-founded, and from 1983 to 1990 served as Vice President of, Clearfield Energy, Inc., a crude oil gathering and distribution company. Ms. Perelman also serves as a director of Penn Virginia Corporation. Ms. Perelman has detailed knowledge of our operations, having served as a director on our Board since 2005 and as a director of Penn Virginia Corporation since 1998. Ms. Perelman’s professional and personal contacts have helped her identify and recruit director candidates for the Board. In addition, Ms. Perelman’s background in the energy and other industries has enabled her to contribute significantly to our strategic direction.

William H. Shea, Jr. has served since June 2012 as President and Chief Executive Officer and as a director of our General Partner, since March 2010. From March 2010 to June 2012, Mr. Shea held the single title of Chief Executive Officer of the General Partner. Mr. Shea also served as a director and as President and Chief Executive Officer of PVG GP, LLC from March 2010 to March 2011 and served as a director of Penn Virginia Corporation from July 2007 to March 2010. Mr. Shea served as the Chairman of Buckeye GP LLC, the general partner of Buckeye Partners, L.P., a refined petroleum products pipeline partnership, from May 2004 to July 2007, as President and Chief Executive Officer of Buckeye GP LLC from September 2000 to July 2007 and as President and Chief Operating Officer of Buckeye GP LLC from July 1998 to September 2000. From August 2006 to July 2007, Mr. Shea served as Chairman of MainLine Management LLC, the general partner of Buckeye GP Holdings L.P., and as President and Chief Executive Officer of MainLine Management LLC from May 2004 to July 2007. Mr. Shea also serves as a director of Kayne Anderson Energy Total Return Fund, Inc. and Kayne Anderson MLP Investment Company. Mr. Shea has an agreement with Riverstone Holdings LLC, pursuant to which he has agreed to serve on the boards of Carlyle/Riverstone Funds’ portfolio companies. Mr. Shea currently serves as a director of Niska Gas Storage Partners LLC and USA Compression Holdings LLC. Mr. Shea’s extensive experience as an executive in the energy industry, both through his current position as the General Partner’s Chief Executive Officer as well as his past employment with Buckeye, has given him valuable knowledge about our business as well as expertise in a broad spectrum of energy companies that operate in the coal, natural gas gathering and processing and refined petroleum products transportation sectors. In addition, Mr. Shea has valuable experience overseeing the strategy and operations of publicly-traded partnerships.

John C. van Roden, Jr. has served as a director of our General Partner since March 2011. Mr. van Roden had previously served as a director of PVG GP, LLC (“PVG”) since September 2006 and, in connection with the merger of PVG, joined the board of our General Partner. Mr. van Roden serves as a director of Airgas, Inc., H.B. Fuller Company and Horsehead Holding Corp. and has served as Lead Director of Airgas, Inc. since September 2010. In the last five years, Mr. van Roden also served on the board of directors of SEMCO Energy, Inc. From January 2007 to December 2008, Mr. van Roden served as a consultant to P.H. Glatfelter Company, a global manufacturer of specialty papers and engineered products. From July 2006 to December 2006, Mr. van Roden served as Executive Vice President of P.H. Glatfelter Company, and from April 2003 to June 2006, he served as Executive Vice President and Chief Financial Officer of P.H. Glatfelter Company. From 1998 to April 2003, Mr. van Roden served as Senior Vice President and Chief Financial Officer of Conectiv, a company engaged in the transmission and distribution of electricity and the distribution of natural gas to customers in the Mid-Atlantic region. From 1982 to 1998, Mr. van Roden served as Senior Vice President and Chief Financial Officer of Lukens, Inc., a producer of specialty steel. Over the past 25 years, Mr. van Roden has served as the CFO of three large companies, as well as on the board of directors of numerous public companies in several industries. In his various capacities, Mr. van Roden has provided these companies with strategic, financial and operational oversight and leadership. This experience enables him to provide guidance to the Board on a wide spectrum of strategic, financial and operational matters.

Andrew W. Ward has served as a director of our General Partner since May 2012. Mr. Ward is currently a Partner and Managing Director of Riverstone Holdings LLC, an energy and power-focused private equity firm, where he has been employed since 2002 and is responsible for sourcing and managing energy investments with a particular emphasis on the midstream segment. Prior to joining Riverstone, Mr. Ward was a Partner and Managing Director with Hyperion Partners/Ranieri & Co., a private equity fund that specializes in investments in the financial services and real estate sectors. Mr. Ward currently serves on the Boards of Directors (or equivalent) of USA Compression Holdings, LLC, Niska Gas Storage Partners LLC and related entities and portfolio companies sponsored by Riverstone Holdings LLC. Mr. Ward previously served on the board of directors of Gibson Energy ULC and related entities. Mr. Ward has been active across a variety of sectors in the energy industry, with significant experience in midstream, mining, and exploration and production and with such substantial experience and knowledge, he provides the Board with valuable insights into the broad spectrum of energy companies that operate in the natural gas gathering and processing and refined petroleum products transportation sectors.

Jonathan B. Weller has served as a director of our General Partner since March 2011. Mr. Weller had previously served as a director of PVG GP, LLC (“PVG”) since September 2006 and, in connection with the merger of PVG, joined the board of our General Partner. Mr. Weller also serves as a director of AMREP Corporation and a member of the board of advisors of Momentum Real Estate Partners, LLC. Mr. Weller has been retired since 2009. From January 2007 to May 2009, Mr. Weller was an Adjunct Lecturer at The Wharton School of the University of Pennsylvania. From 1994 to April 2006, Mr. Weller served in various capacities with the Pennsylvania Real Estate Investment Trust, an owner, operator and developer of shopping centers in the eastern United States, including as Vice Chairman from 2004 to April 2006, as President and Chief Operating Officer from 1994 to 2004 and as Trustee from 1994 to March 2006. Mr. Weller has substantial experience as an executive and a director of public companies, including as an executive and trustee of Pennsylvania Real Estate Investment Trust, pursuant to which he gained substantial knowledge regarding the management of investments. This knowledge and experience provides the Board with valuable insights into operational and strategic issues.

Executive Officers of our General Partner

William H. Shea, Jr. has served since July 2012 as President and Chief Executive Officer and as a director of our General Partner since March 2010. For additional information on Mr. Shea, please see “Directors of our General Partner” above.

Robert B. Wallace has served as Executive Vice President and Chief Financial Officer of our General Partner since March 2010 and served as Executive Vice President and Chief Financial Officer of PVG GP, LLC from March 2010 to March 2011. From August 2007 to February 2010, Mr. Wallace was a private investor. Mr. Wallace served as Senior Vice President, Finance and Chief Financial Officer of Buckeye GP LLC, the general partner of Buckeye Partners, L.P., a refined petroleum products pipeline company, from September 2004 to July 2007. Mr. Wallace also served as Senior Vice President, Finance and Chief Financial Officer of MainLine Management LLC, the general partner of Buckeye GP Holdings L.P., from September 2004 to July 2007. Prior to joining Buckeye, Mr. Wallace served as Executive Director, Corporate Finance of the Energy Group of UBS Investment Bank from September 1997 to February 2004.

Bruce D. Davis, Jr. has served as Executive Vice President, General Counsel and Secretary of our General Partner since June 2010 and served as Executive Vice President, General Counsel and Secretary of PVG GP, LLC from July 2010 to March 2011. From January 2004 to June 2010, Mr. Davis served as Vice President, General Counsel and Secretary of Sunoco Partners LLC, the general partner of Sunoco Logistics Partners L.P. From September 2000 to November 2003, Mr. Davis was Associate General Counsel for Mirant Corporation.

Keith D. Horton has served as Executive Vice President and Chief Operating Officer—Coal of our General Partner since June 2012. From June 2006 until his current position, Mr. Horton was Co-President and Chief Operating Officer—Coal of our General Partner and as President of Penn Virginia Operating Co., LLC since September 2001. From July 2001 to June 2006, Mr. Horton served as President and Chief Operating Officer of our General Partner. Mr. Horton served as a director of our General Partner from July 2001 to May 2005. Mr. Horton also served in various capacities with Penn Virginia Corporation since 1981, including as Executive Vice President from December 2000 to June 2010, as Vice President—Eastern Operations from February 1999 to December 2000, as Vice President from February 1996 to February 1999, and as a director from December 2000 to June 2010.

Mark D. Casaday has served as Executive Vice President and Chief Operating Officer—Midstream of our General Partner since January 2013. Prior to assuming his current position, Mr. Casaday served as Executive Vice President and Chief Operating Officer—Midstream, Marcellus of our General Partner from June 2012 to January 2013, as Senior Vice President, Eastern Region from June 2012 to January 2012 and Vice President, Eastern Region from March 2010 to June 2012. Prior to that, Mr. Casaday had served as a consultant to the Partnership since July 2008.

GOVERNANCE MATTERS

Director Independence

Even though most companies with securities listed on the NYSE are required to have a majority of independent directors serving on the board of directors, the NYSE does not require a listed limited partnership like us to have a majority of independent directors on the Board. With the exception of our CEO, Mr. Shea, all of our directors currently meet the independence standards established by the NYSE.

Board Committee Composition

The Board has three standing committees: the Audit Committee, the Compensation and Benefits Committee and the Nominating and Governance Committee. The table below indicates the current members of each committee of the Board:

	Audit Committee	Compensation and Benefits Committee	Nominating and Governance Committee
William H. Shea, Jr.
Edward B. Cloues II			X
James L. Gardner		Chair	X
Robert J. Hall		X	X
Thomas W. Hofmann	Chair		X
E. Bartow Jones			X
Marsha R. Perelman	X		Chair
John C. van Roden, Jr.	X		X
Andrew W. Ward		X	X
Jonathan B. Weller		X	X

The Board of Directors has adopted governance guidelines for itself and charters for each of the Audit, Compensation and Benefits, and Nominating and Governance Committees.

Audit Committee

The current members of the Audit Committee are Messrs. Hofmann (Chairman), van Roden and Ms. Perelman. Mr. Jones was a member of the Audit Committee from July 2012 to February 2013. Applicable NYSE and SEC rules require that the Audit Committee be comprised of at least three directors determined to be independent according to particular rules that apply to members of the Audit Committee. The Board has determined that each of Messrs. Hofmann, van Roden and Ms. Perelman meet these independence standards. Each of Messrs. Hofmann, van Roden and Ms. Perelman qualifies as an “Audit Committee Financial Expert” as defined by SEC rules.

The Audit Committee is responsible for the appointment, compensation, evaluation and termination of our independent registered public accounting firm, and oversees the work, internal quality-control procedures and independence of our independent registered public accounting firm. The Committee discusses with management and our independent registered public accounting firm our annual audited and quarterly unaudited financial statements and recommends to the Board that our annual audited financial statements be included in our Annual Report on Form 10-K. The Committee also discusses with management earnings press releases and guidance provided to analysts. The Committee provides oversight with respect to business risk matters, compliance with ethics policies, compliance with legal and regulatory requirements and performance of our internal audit function. The Committee has established procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls, auditing and other matters and the confidential anonymous submission by employees of concerns regarding accounting, auditing and other matters. The Committee may obtain advice and assistance from outside legal, accounting or other advisors as it deems necessary to carry out its duties.

Compensation and Benefits Committee

The NYSE rules do not require a publicly traded limited partnership’s board of directors to have a standing compensation committee; however, our Board has elected to have a Compensation and Benefits Committee. The current members of the Compensation and Benefits Committee are Messrs. Gardner (Chairman), Hall, Ward and Weller, each an independent (as that term is defined in the NYSE rules) member of the Board. In addition, each member of the Committee, except for Mr. Ward, qualifies as a “non-employee” director within the meaning of Rule 16b-3 promulgated under the Exchange Act. Mr. Ward recuses himself from the Committee decisions relating to equity compensation awards to NEOs. The Compensation and Benefits Committee determines the compensation for the executive officers of our General Partner. The Committee reviews and discusses with management the information contained in “Compensation Discussion and Analysis” and recommends that such information be included herein. The Committee periodically reviews and makes recommendations or decisions regarding our General Partner’s incentive compensation and equity-based plans, provides oversight with respect to our General Partner’s other employee benefit plans and reports its recommendations to the Board. The Committee also reviews and makes recommendations to the Board regarding our director compensation policy. The Committee may obtain advice and assistance from outside compensation consultants or other advisors as it deems necessary to carry out its duties.

Nominating and Governance Committee

The NYSE rules do not require a publicly traded limited partnership’s board of directors to have a standing nominating committee; however, our Board has elected to have a Nominating and Governance Committee. The current members of the Nominating and Governance Committee are Ms. Perelman (Chairman) and Messrs. Cloues, Gardner, Hall, Hofmann, Jones, van Roden, Ward and Weller, each of whom is an independent (as that term is defined in the NYSE rules) member of the Board.

The responsibilities of the Nominating and Governance Committee are to identify individuals qualified to become Board members; to recommend to the Board the director nominees for election at the Partnership’s annual meetings of limited partners or for appointment to fill Board vacancies; to recommend to the Board the individual to serve as chairperson of the Board; to develop and recommend to the Board appropriate corporate governance principles and to assist the Board in implementing those principles; to oversee the evaluation of the Board through its annual review of the performance of the Board and its committees; to confirm that the Compensation and Benefits Committee evaluates the performance of the Chief Executive Officer and reviews with the CEO his or her evaluation of the performance of the other executive officers of the Company; to establish policies regarding succession of the CEO in the event of an emergency or retirement of the CEO; and to perform such other functions as the Board may assign to the Committee from time to time. The Committee may obtain advice and assistance from outside consultants or other advisors as it deems necessary to carry out its duties.

Board and Committee Meetings

During 2013, the Board had fourteen regularly scheduled and special meetings. Our Compensation and Benefits Committee held seven meetings. Our Audit Committee had six meetings. The Nominating and Governance Committee held one meeting. None of our directors attended fewer than 90% of the aggregate number of meetings of the Board and committees of the Board on which such director served.

The Board’s Role in Risk Oversight

The Board’s role in risk oversight of the Partnership is consistent with the Partnership’s leadership structure, with the CEO and other members of senior management having responsibility for assessing and managing the Partnership’s risk exposure, and the Board and its committees providing oversight in connection with those efforts. Management is responsible for assessing and managing the Partnership’s various exposures to risk on a day-to-day basis, including the creation of appropriate risk management programs and policies. Responsibility for risk oversight rests with the full Board. The Board formally reviews the Partnership’s risk management processes and policies periodically; but the Board primarily exercises its risk oversight responsibility through meetings, discussions, and review of management reports and proposals. Consideration of risk is inherent in the Board’s consideration of the Partnership’s long-term strategies and in the transactions and other matters presented to the Board, including capital expenditures, acquisitions and divestitures, and financial matters. Additionally, our Board committees assist the Board in fulfilling its oversight responsibilities in certain areas of risk. The Audit Committee assists with risk management oversight in areas of financial reporting, internal controls, compliance with legal and regulatory requirements and our risk management policy relating to our hedging program. The Compensation and Benefits Committee has oversight responsibility to ensure that our incentive compensation policies and programs do not encourage or reward unnecessary or excessive risk-taking behavior by our executives. The Board receives regular reports from the committees about their activities in this regard. The Nominating and Governance Committee is responsible for managing risks relating to the independence of our directors, and overseeing risks related to the Partnership’s governance structure and processes, including succession planning for the Partnership’s management.

The Board; Leadership Structure

The Board has ten members. The Board has no policy that requires that the positions of Chairman and CEO be separate or that they be held by the same individual. The Board believes that this determination should be based on circumstances existing from time to time, including the composition, skills and experience of the Board and its members, specific challenges faced by the Partnership and governance efficiency. The Board is structured to promote independence whether or not its Chairman is a member of executive management. Currently, the Board has divided its leadership structure. The Chairman of the Board is an independent, non-employee director elected by the Board to serve until he resigns, is removed or ceases to be a director of the Company. In 2011, Mr. Cloues was elected by the Board to serve as Chairman of the Board. Our Chief Executive Officer, Mr. Shea, is a full-time officer and employee of the Company, who is appointed by the Board. The Board believes corporate governance is strengthened by a structure that allows for independent board oversight of the performance of the Chief Executive Officer, and the Board believes such oversight is strongest if the Board is led by an independent chairman rather than by the Chief Executive Officer. In addition, separating the positions of Chairman and Chief Executive Officer allows our Chief Executive Officer to focus on our day-to-day business and our Chairman to focus on the leadership of the Board in its fundamental role of advising management and providing independent oversight. The entire Board, with the exception of Mr. Shea, consists of independent directors, and the Audit, Compensation and Benefits, and Nominating and Governance Committees are all composed entirely of independent directors.

Non-Management Executive Sessions and Unitholder Communications

Non-management directors regularly meet in executive session in connection with the regular meetings of the Board and also at regular meetings of our Board committees. Mr. Cloues presides over these sessions of the Board and the respective committee chairpersons preside over the committee meetings. Unitholders and other interested parties can communicate directly with non-management directors by contacting Mr. Cloues in writing c/o General Counsel and Secretary, PVR Partners, L.P., Three Radnor Corporate Center, Suite 301, 100 Matsonford Road, Radnor, PA 19087.

Board Nominations; Consideration of Diversity

Nominations of persons for election to the Board may be made at an annual meeting of the limited partners only pursuant to our General Partner’s notice of the meeting, (1) by or at the direction of a majority of the directors on the Board, or (2) by any limited partner or group of limited partners (in either case, a “Limited Partner Group”) that holds or beneficially owns, and has continuously held or beneficially owned without interruption for the prior 18 months, 5% of our Outstanding Units provided that such limited partner, or each limited partner in such group, was a record holder at the time the notice provided for in the Partnership Agreement was delivered to our General Partner and complies with the notice procedures set forth in the Partnership Agreement.

The Nominating and Governance Committee recommends candidates to the Board for nominations for election to the Board and is also responsible for recommending candidates to the Board to fill vacancies that may occur between annual meetings. The Board believes its overall composition should include directors who possess a considerable amount of business management experience (such as experience as an executive), oil and gas related business experience, public company or partnership experience or possess a financial background. The Board relies on the Nominating and Governance Committee to identify and evaluate nominees for director. When searching for new candidates, the Nominating and Governance Committee will consider the evolving needs of the Board and identify candidates that fill current or anticipated future needs. Although we do not have any formal minimum qualifications for the selection of directors, the Nominating and Governance Committee will consider a candidate’s management and business experience and then consider issues of judgment, background, stature, conflicts of interest, integrity, ethics and commitment to the goal of maximizing unitholder value when considering director candidates. The Board does not have a formal policy with respect to director diversity but considers it important to have a diversity of backgrounds and professional experiences represented on the Board and it takes into consideration these attributes when evaluating a nominee. With respect to the nomination of continuing directors for re-election, the individual’s contributions to the Board will also be considered.

General Corporate Governance Matters

The Board has adopted a Code of Business Conduct and Ethics (the “Code of Conduct”), which includes a series of corporate governance principles applicable to all our employees, officers, directors and all employees of any affiliate of the Partnership who provide services to the Partnership. The Code of Conduct is designed to ensure that the Partnership conducts its business and interacts with employees, independent contractors, lessees, suppliers, governmental entities and the public in a responsible and ethical manner. The Code of Conduct is also designed to promote safe working conditions for employees and an environment that is conducive to initiative, creativity and job satisfaction. We believe that the ethical foundations outlined in our Code of Conduct are critical to our ongoing success. We have adopted an Executive and Financial Officer Code of Ethics for our Chief Executive Officer and Senior Officers, which applies to our Chief Executive Officer, Chief Financial Officer and Controller (the “Code of Ethics”). The Code of Ethics complies with the rules of the SEC and Rule 406 of the Sarbanes-Oxley Act of 2002. The Code of Ethics is intended to deter wrongdoing and to promote honest and ethical conduct by such officers. Any change to, or waiver of, the Code of Ethics will be disclosed on our website or by Form 8-K to the extent required.

We make available, free of charge within the “Governance” section of our website at www.pvrpartners.com, and in print to any unitholder who so requests, the Code of Conduct, the Code of Ethics, the Audit Committee Charter, the Compensation and Benefits Committee Charter, the Nominating and Governance Committee Charter, the Corporate Governance Guidelines and our Partnership Agreement. Unitholders may obtain printed copies, free of charge, by sending a written request to Investor Relations Departments, PVR Partners, L.P., Three Radnor Corporate Center, Suite 301,100 Matsonford Road, Radnor, PA 19087 or by emailing invest@pvrpartners.com.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the directors and executive officers of our General Partner, and persons who own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership on Form 3 and reports of changes in beneficial ownership on Form 4 or Form 5 with the SEC. Based solely on our review of the reporting forms and written representations provided to us from the individuals required to file reports, we believe that each of our executive officers and directors has complied with the applicable reporting requirements for transactions in our securities during the fiscal year ended December 31, 2013 except that a Form 4 was inadvertently filed late for Andrew W. Ward.

Item 11. Executive Compensation

This compensation discussion and analysis is intended to provide information about the compensation policies and decisions of our Compensation and Benefits Committee (the “Committee”) with respect to our CEO, CFO and our next three most highly compensated executive officers who were serving in such positions for fiscal year 2013. All references to “our Committee” or “the Committee” refer to the Compensation and Benefits Committee of our General Partner. All references to our “NEOs” or our “Named Executive Officers” refer to our executive officers named in the Summary Compensation Table, who are as follows:

•	William H. Shea, Jr., President and Chief Executive Officer

•	Robert B. Wallace, Executive Vice President and Chief Financial Officer

•	Mark D. Casaday, Executive Vice President and Chief Operating Officer – Midstream

•	Keith D. Horton, Executive Vice President and Chief Operating Officer – Coal

•	Bruce D. Davis, Jr., Executive Vice President and General Counsel

Executive Summary

2013 Company Highlights

Our accomplishments for 2013, which we believe resulted in positioning the company as a geographically diversified natural gas midstream company and provide a strong platform for future growth, included:

•

Entry into a definitive agreement with a major producer to construct, own and operate a 45-mile natural gas trunkline and associated gathering pipelines and facilities servicing lean gas production in the Utica Shale in eastern Ohio

•	Increase in Eastern and Midcontinent Midstream average gas throughput volumes of 1,700 MMcf/d which represents an approximately 74% increase over average 2012 throughput

•	Continued diversification and a shift to a more fee-based contract mix in our Midcontinent Midstream segment in order to increase the stability and predictability of cash flows

•

Investment of more than $330 million in internal growth projects, including several new compressor stations and interconnects to service the growing volumes in the Eastern Midstream segment, more than 100 well connects in the Eastern Midstream segment and 200 well connects in the Midcontinent Midstream segment

•

Improvement of our liquidity position through a public offering of 6.1 million Common Units for total net proceeds of $138.0 million which were used to repay a portion of the borrowings outstanding under our revolving credit facility and to redeem $127.4 million of our 8.375% Senior Notes and a private placement of $400 million of 6.500% senior notes due in 2021

•

Entry into a definitive Merger Agreement with Regency Energy Partners LP to combine businesses and create a leading gas gathering and processing platform with scaled presence across North America’s premier high-growth unconventional gas and oil plays in Appalachia, West Texas, South Texas, the Midcontinent and North Louisiana

Summary of Executive Compensation Philosophy

Our compensation program is based on the following objectives:

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

We believe that the talent, skill and dedication of our executive officers are critical factors in our Partnership’s long-term success. We believe that if the overall value of the compensation opportunities we offer to our executives is consistent with market practice, we will be able to continue to attract qualified executives, retain them, and provide appropriate awards consistent with their efforts on behalf of our unitholders. Accordingly, our compensation program is designed to align the interests of management with those of our unitholders by motivating our executives to achieve strong financial and operational results, which we believe closely correlate to long-term unitholder value.

Summary of Executive Compensation Program

Our compensation program consists of a combination of base salary, short-term and long-term incentive compensation. The program is structured so that the total compensation is generally comparable to total compensation levels offered to similarly-situated executives in midstream master limited partnerships and other energy companies of comparable size and complexity, while providing opportunities for increased compensation based on outstanding performance by our NEOs. The NEOs’ total compensation package consists of the following components:

•	Base salaries, which are designed to compensate executives for their level of responsibility and sustained individual performance, including experience, scope of responsibility and future potential;

•

Annual cash incentive program, which is a performance-based cash incentive awarded annually based on the prior year’s performance and is intended to promote achievement of, and accountability for, short-term performance plans and goals that are the building blocks of our long-term strategy; and

•

Long-term equity incentive program, which is a program using a combination of time-based and performance-based long-term equity grants designed to help us retain high-performing experienced executives whose interests are aligned with those of our unitholders and to ensure that the total compensation our executives receive depends on their success in delivering value to our unitholders over time.

To evaluate all areas of executive compensation, the Committee seeks the additional input of an independent compensation consultant, and reviews available comparative compensation information, as discussed more fully below.

How Compensation is Determined

Compensation Committee Authority. The Committee has the authority to, among other things, review and approve goals relevant to compensation of the NEOs, evaluate the performance of the NEOs, set their compensation, review and discuss this Compensation Discussion and Analysis, review and make decisions regarding equity compensation, provide oversight for employee benefit plans, and review and recommend to the Board the policy and proposals applicable to director compensation. The Committee charter provides that the Committee may delegate some or all of its authority to subcommittees when it deems appropriate, whether or not such delegation is specifically contemplated under any plan or policy. The Committee has the authority to retain, amend the engagement of, and terminate any compensation consultant or other advisor.

Independent Compensation Consultant’s Role in the Compensation Setting Process. In 2013, the Committee engaged BDO USA, LLP (“BDO”), for the seventh consecutive year as its independent compensation consultant to assist it in a general review and evaluation of executive compensation packages and the overall assessment of the structure of our compensation program. BDO does not provide any additional services to us or to our affiliates other than the work it does for the Committee. The Committee has assessed the independence of BDO pursuant to SEC rules and exchange listing requirements and concluded that its work did not raise any conflict of interest that would prevent BDO from independently representing the Committee.

In assessing executive compensation, the Committee relied upon BDO’s analyses of levels of compensation for similarly situated executive officers from a group of other publicly traded master limited partnerships (MLPs) having a business mix reasonably comparable to ours as well as a broader group of MLPs composed of companies with varying levels of revenue, market capitalization and market maturity that may compete with the general partner for executive talent. Previously, the Compensation Committee utilized the LTIP Peer Group (a group of MLPs having a business mix reasonably comparable to ours and discussed on page 14) for its executive officer compensation analysis, but in 2013 determined that the compensation peer group should be expanded to include a more diverse selection of MLPs to more accurately reflect the group of companies that would compete for our NEOs talent.

BDO assisted the Committee by providing comparative market data on base salary, annual incentive compensation and long-term incentive compensation paid to executive officers with responsibilities similar in breadth and scope at Compensation Peer Group companies (as defined below). BDO also provided the Committee with a comparison of the mix of total compensation (including short- and long-term incentive practices) paid to executive officers in similar positions at our Compensation Peer Group companies.

BDO analyzed the base salaries, target annual incentive award levels and long-term compensation opportunities for the companies listed below, comprised of 17 publicly traded master limited partnerships (“Compensation Peer Group”). Our Compensation Peer Group is comprised of:

Access Midstream Partners, L.P.	MarkWest Energy Partners, L.P.
Alliance Resource Partners, L.P.	Natural Resource Partners L.P.
Atlas Pipeline Partners, L.P.	NuStar Energy L.P.
Boardwalk Pipeline Partners, L.P.	Regency Energy Partners LP
Buckeye Partners, L.P.	Southcross Energy Partners, L.P.
Crestwood Midstream Partners, LP	Summit Midstream Partners, L.P.
Crosstex Energy, L.P.	Sunoco Logistics Partners L.P.
DCP Midstream Partners, LP	Targa Resources Partners, L.P.
Eagle Rock Energy Partners, L.P.

While the Committee considers the market information described above in making our compensation decisions, it does not, as a matter of policy, benchmark the compensation we pay to our NEOs against a specific percentile of peer or survey data. The Committee simply takes this information into account as a point of reference along with many other considerations when setting the compensation for our NEOs.

Our CEO’s Role in the Compensation Setting Process. Our CEO plays a significant role in the compensation setting process. The most significant aspects of his role are:

•	assisting in establishing financial and business performance goals and objectives;

•	evaluating executive officer and Partnership performance; and

•	recommending compensation levels and awards for executive officers (other than himself).

Since all of our NEOs other than our CEO report directly to, and work on a daily basis with, our CEO, the Committee reviews and discusses with our CEO his evaluation of the performance of each of our other NEOs, as appropriate. He makes recommendations to the Committee regarding non-CEO executive compensation, which may take into account our performance and job-related individual performance. The Committee considers this information when establishing the total compensation package of the non-CEO executives. The CEO’s performance and compensation is reviewed, evaluated and established separately by the Committee based on criteria similar to those used for non-CEO executive compensation.

Consideration of Say-on-Pay Vote Results. On June 5, 2013, at our 2013 Annual Meeting, we provided our unitholders with a “say-on-pay” advisory vote (“say-on-pay”) to approve our fiscal 2012 executive compensation. Our unitholders expressed substantial support for the 2012 compensation program for our NEOs, with voting unitholders casting more than 97% of their votes in favor of the say-on-pay advisory vote. Because the Committee had already made all of the significant fiscal 2013 compensation design decisions prior to the time of the vote, the Committee did not directly consider the results of the 2012 say-on-pay vote when making executive compensation decisions for fiscal 2013. However, the Committee believes that the compensation philosophy underlying the overall compensation design decisions made in 2013 were consistent with the philosophy that guided compensation decisions made in 2012.

The Compensation Setting Process. Our Committee holds regular quarterly meetings and additional meetings as necessary to carry out its duties. In carrying out its annual process for establishing executive compensation, the Committee:

•	reviews and approves executive officer base salaries;

•	establishes annual target bonus opportunities for executive officers under the Annual Incentive Plan (“AIP”) and approves applicable financial goals for the AIP;

•	approves AIP awards for the prior year; and

•	approves annual long-term incentive compensation awards under the LTIP and establishes the three year performance goals applicable to the performance-based awards.

In determining the overall compensation packages for each NEO, the Committee reviews the compensation data for each individual executive compared to the compensation of executives in similar positions with similar responsibility levels in the Compensation Peer Group. When evaluating compensation levels, the Committee refers to this compensation data to determine the median range of compensation for executive officers who have similar responsibilities to our NEOs within our Compensation Peer Group; however, this is only one of the considerations taken into account by the Committee. Although the Committee reviews the compensation data from other companies, it does not set overall compensation or compensation components to meet specific benchmarks. The Committee may also review numerous other factors when evaluating an NEO’s compensation, including the experience and value the NEO brings to the role, sustained high-level performance, demonstrated success in meeting key financial and other business or strategic objectives, and the amount of the NEO’s pay relative to the pay of other officers of the Partnership. When approving compensation for our NEOs, the Committee also considers information or recommendations provided by the CEO, except with respect to the CEO’s own compensation. While the Committee takes these recommendations into consideration, the actual amounts awarded to each NEO are ultimately determined by the Committee. Subject to the parameters of an NEO’s employment agreement, the Committee maintains full discretion with respect to all compensation decisions. The Committee may review executive compensation at such other times during the year as it deems appropriate, such as in connection with new appointments or promotions.

Elements of Compensation

We provide our NEOs a base salary, an opportunity to earn an annual cash incentive award and long-term equity compensation awards.

Base Salary. Base salary is designed to compensate executives for their level of responsibility and sustained individual performance, including experience, scope of responsibility and future potential. The salaries for all of the NEOs are reviewed by the Committee on an annual basis, as well as at the time of promotions and other changes in responsibilities, and adjustments may be made to align base salaries with current industry practices. We pay each of our NEOs what the Committee believes is an industry-competitive salary so that we can attract and retain talented executives. The base salaries also reflect the capabilities, levels of experience, tenure, positions and responsibilities of our executives. Internal equity (fair and consistent application of compensation practices) is also a consideration in setting base salaries.

In February 2013, the Committee conducted its annual review of base salaries for all NEOs and approved the base salaries for 2013 as follows:

	Title	2013 Base Salary (1)
William H. Shea, Jr.	President and Chief Executive Officer	$500,000
Robert B. Wallace	Executive Vice President and Chief Financial Officer	$322,100
Mark D. Casaday	Executive Vice President and Chief Operating Officer - Midstream	$380,000
Keith D. Horton	Executive Vice President and Chief Operating Officer - Coal	$327,500
Bruce D. Davis, Jr.	Executive Vice President and General Counsel	$322,100

(1)	Increase effective as of January 1, 2013. The base salary increases approved in February 2013 represented an increase of approximately 3% over the base salaries in effect for 2012 for Messrs. Wallace, Horton and Davis; approximately 12% increase over the base salary in effect for 2012 for Mr. Shea and approximately 20% increase over the base salary in effect for 2012 for Mr. Casaday. Mr. Casaday’s salary increase reflects his increased responsibility for the entire Midstream business in 2013. Under the Merger Agreement with Regency, we are prohibited from making any further increases in the salaries of our NEOs without the consent of Regency.

Annual Incentive Awards

Annual Incentive Plan. The PVR GP, LLC Amended and Restated Annual Incentive Plan (the “AIP”) is designed to provide annual cash incentive opportunities to employees, including the NEOs, linked to the achievement of a pre-established annual financial performance objective, as well as operational, company and individual performance objectives that do not have a specific formula-based criteria. In particular, annual incentive opportunities are available to the NEOs in order to provide competitive incentives to these executives who have the ability to significantly impact performance and promote achievement of our short-term business objectives. The annual incentive reinforces the links between strategy, goal-setting and results. The Committee, in its sole discretion, determines the payments, if any, for each fiscal year. The Committee also may amend or change the AIP at any time.

2013 Annual Incentive Plan Guidelines.

Under the 2013 AIP, the Committee established a target award payout for each NEO as a percentage of his 2013 base salary. The target award levels for all NEOs were based on their responsibility levels and positions and were intended to be comparable to short-term incentive opportunities provided to similarly situated executive officers employed by companies in our Compensation Peer Group. The 2013 AIP target incentive opportunities were as follows:

	Title	Annual Incentive Plan Guideline Incentive 2013
William H. Shea, Jr.	President and Chief Executive Officer	100%
Robert B. Wallace	Executive Vice President and Chief Financial Officer	75%
Mark D. Casaday	Executive Vice President and Chief Operating Officer - Midstream	75%
Keith D. Horton	Executive Vice President and Chief Operating Officer - Coal	75%
Bruce D. Davis, Jr.	Executive Vice President and General Counsel	75%

Under the AIP, the Committee has the discretion to reduce the amounts payable to participants, to determine that no amount will be paid even if the performance criteria for payout are met, or to determine that some amount will be paid even if the performance criteria for payout are not met. The annual incentive awards are paid in cash.

Determination of 2013 Annual Incentive Plan Awards. Under the AIP, each NEO’s annual incentive payout amount is determined by multiplying the product of the executive’s base salary and individual incentive guideline by a factor ranging from zero to 200%, based upon the level of attainment of a pre-established financial performance objective (50%), the level of operational performance (25%) and the level of individual performance (25%). The 2013 financial performance objective was established as the achievement by the Partnership on a consolidated basis of adjusted EBITDA (“Adjusted EBITDA”, as defined below) targets. The operational performance objective is not tied to any specific targets and primarily relates to management of major capital projects, acquisitions/divestitures, and overall environmental and safety performance. Achievement of the individual performance objectives was based on a subjective assessment of a NEO’s performance by our CEO after consultation with other executive officers or, in the case of the performance of the CEO, an assessment by the Committee. For 2013, these flexible criteria were selected to encourage overall achievement of strategic objectives, fundamental business developments, operational needs and the general business and regulatory environments as each evolved throughout the year.

The payout on each of the financial, operational and personal performance objectives ranges from 0% if the minimum level of performance is not achieved to 200% if the maximum level of performance is achieved. In no event can the annual incentive payout exceed 200% of the individual’s guideline amount. Payout for performance between specified performance goals will be interpolated on a straight-line basis.

For the 2013 plan year, the Committee approved Adjusted EBITDA targets as follows:

Adjusted EBITDA	Payout Factor
≤$293 million	0%
$367 million	100%
≥$403 million	200%

Our Adjusted EBITDA measure, which we define as earnings before interest, tax and depreciation, depletion (DD&A) and amortization, represents net income plus DD&A, plus impairments, plus merger and acquisition costs, minus gain on sale of assets, plus interest expense, plus loss on extinguishment of debt, (plus) minus derivative (losses) gains and minus other items included in net income, is a non-GAAP financial measure.

2013 Annual Incentive Plan Payout Amount. The annual incentive awards under the AIP for 2013 are subject to the terms of the Merger Agreement with Regency which established the payout for the 2013 AIP awards at 100% of the approved target level for each employee, including each NEO. In accordance with the Merger Agreement, the Committee approved the payout amounts for each NEO as set forth below:

	Title	Payout Amount
William H. Shea, Jr.	President and Chief Executive Officer	$500,000
Robert B. Wallace	Executive Vice President and Chief Financial Officer	$241,575
Mark D. Casaday	Executive Vice President and Chief Operating Officer - Midstream	$285,000
Keith D. Horton	Executive Vice President and Chief Operating Officer - Coal	$245,625
Bruce D. Davis, Jr.	Executive Vice President and General Counsel	$241,575

The annual incentive amounts were paid out to each employee, including each NEO, on March 3, 2014.

Long-Term Incentive Plan Awards

The Long-Term Incentive Plan. Long-term incentive awards for our NEOs are granted under the LTIP in order to promote achievement of our long-term strategic business objectives and to enhance executive retention. Our LTIP permits the grant of awards covering an aggregate of 3,000,000 units to employees and directors of our General Partner and employees of its affiliates who perform services for us. Awards under our LTIP can be in the form of phantom units, deferred Common Units, restricted units, unit options and Common Units. Our LTIP is administered by our Compensation and Benefits Committee.

In 2013, the only awards granted to our NEOs under the LTIP were phantom units. Each phantom unit awarded entitles the recipient to receive a number of our units equal to the number of phantom units vested on the vesting date, unless the participant requests that he or she instead receive a cash amount equivalent to the value of those units on the vesting date, which request must be approved by the Committee. Common Units delivered upon the vesting of phantom units may be Common Units acquired by our General Partner in the open market, Common Units already owned by our General Partner, Common Units acquired by our General Partner directly from us or any other person, or any combination of the foregoing. Our General Partner will be entitled to reimbursement by us for the cost incurred in acquiring Common Units to deliver upon vesting of phantom units. Phantom unit awards may be accompanied by distribution equivalent rights, or DERs, which provide the participant with a right to receive a cash payment per phantom unit equal to distributions per Common Unit paid by us. When time-based phantom units are accompanied by DERs, such DERs are paid at the time we pay distributions on our Common Units. DERs on performance-based phantom units are accrued and will not be paid until such performance-based phantom units have vested. A discussion of the LTIP awards granted to our NEOs in 2013 is included immediately below and in “Compensation of Directors and Executive Officers—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table—Equity Awards.”

2013 Phantom Unit Grants Under the LTIP. In conjunction with the review and approval of other elements of the NEOs’ compensation, the 2013 LTIP awards were reviewed and approved at the Committee’s February 2013 meeting, and the grant date for the awards was the date of the meeting. Our long-term award program has both performance-based and time-based phantom units award components. Each of the time-based phantom units awarded also includes a tandem DER which entitles the recipient to payments of distributions on each phantom unit equal to the distributions made to the holder of a common unit at the time such amounts are paid to our unitholders generally. Performance-based phantom units are designed to pay out only if certain objective Partnership-specific performance measures have been met over the applicable three year performance period and are awarded in tandem with forfeitable DERs that are paid at the end of the vesting period. As a result, the payout under an LTIP award of performance-based phantom units is influenced not only by performance in the year in which the award is paid, but also by performance for the two prior years. In addition, the value received for the performance-based phantom units will be affected by any changes in the trading price of our Common Units during the period of time between the grant date and the payment date. The Committee believes that by creating a strong and direct link between executive compensation and total unitholder return over a multiple year performance cycle, performance-based long-term equity incentive awards align the long-term interests of our executives with those of our unitholders. Additionally, the time-based awards promote retention of our NEOs and focus our executives on the goal of value creation through execution of our long-term business strategy.

When determining the appropriate level of long-term compensation awards for 2013, the Committee considered each NEOs level of responsibility and contribution to the Partnership’s long-term growth, BDO’s review of market data and internal pay equity considerations. The Committee approves the specific amounts granted to each employee. When approving grants to the NEOs, the Committee considers information and recommendations provided by the CEO, except with respect to the CEO’s own grants. At grant, the Committee awards a number of phantom units equal in value to a certain dollar amount. The actual number of phantom units awarded is based on the NYSE closing prices of our Common Units on the dates of grant.

The total target value of performance-based and time-based phantom unit grants as a percentage of each NEO’s 2013 base salary was approved by the Committee is as follows:

	Title	Target Value of Time-Based Awards as % of Salary	Target Value of Performance-Based Awards as % of Salary	Total Target Value as % of Salary
William H. Shea, Jr.	President and Chief Executive Officer	80%	120%	200%
Robert B. Wallace	Executive Vice President and Chief Financial Officer	50%	75%	125%
Mark D. Casaday	Executive Vice President and Chief Operating Officer-Midstream	50%	75%	125%
Keith D. Horton	Executive Vice President and Chief Operating Officer-Coal	50%	75%	125%
Bruce D. Davis, Jr.	Executive Vice President and General Counsel	50%	75%	125%

Special Phantom Unit Grant to Mr. Casaday. In addition to the amounts listed above, in February 2013, the Committee approved a special retention time-based phantom unit award of 21,000 units to Mr. Casaday in recognition of his critical role in the growth and operations of the Midstream business segments. The amount of the award, which was determined based on the recommendation of our CEO, was not tied to any specific target or other metric but rather, was viewed as appropriate in light of Mr. Casaday’s contributions and existing compensation. Consistent with the goal of retention, his award vests ratably beginning on the third anniversary of the award and thereafter on the fourth and fifth anniversaries of the award, subject to Mr. Casaday’s continued employment through the end of each anniversary.

Determination of 2013 Performance-Based LTIP Award Payout. For the 2013 performance-based awards, payout was designed to depend upon our achievement of certain performance goals based on total unitholder return (including cash distributions plus appreciation in unit price) relative to our peer companies consisting of 14 other publicly traded master limited partnerships having a business mix comparable to ours (the “LTIP Peer Group”) measured over a three year performance cycle. The performance period for these awards ends December 31, 2015. Absent the Merger with Regency, actual payout would range from zero percent to 200% of the target amount of units granted to each recipient, based on the results of our ordinal ranking against the LTIP Peer Group. The payout factor is zero for a ranking either 14th or 15th in the LTIP Peer Group. Maximum potential payout is achieved by ranking either 1st or 2nd in the LTIP Peer Group.

For the 2013 performance cycle, the LTIP Peer Group consisted of the following companies:

Access Midstream Partners, L.P.	EQT Midstream Partners, LP
Alliance Resource Partners, L.P.	MarkWest Energy Partners, L.P.
Atlas Pipeline Partners, L.P.	Martin Midstream Partners L.P.
Crestwood Midstream Partners LP	Natural Resource Partners L.P.
Crosstex Energy, L.P.	Regency Energy Partners LP
DCP Midstream Partners, LP	Spectra Energy Partners, LP
Eagle Rock Energy Partners, L.P.	Summit Midstream Partners, LP

The following objective performance goals and payout factors were approved by the Committee for purposes of calculating the eventual payout for performance-based phantom unit awards made for the 2013 plan year under the LTIP:

Total Unitholder Return

Ranking in LTIP Peer Group	Payout Factor
1 or 2	200%
3, 4 or 5	150%
6, 7, 8, 9 or 10	100%
11, 12 or 13	50%
14 or 15	0%

In selecting total unitholder return as the performance measure used to calculate the payout of performance-based phantom units, consideration was given to utilizing the measure deemed most important to our unitholders, while recognizing the difficulty of accurately predicting market conditions over time. The Committee believes that performance relative to the peer companies is an important criterion for payout since market conditions are outside the control of management, and management should realize greater than median levels of compensation when we outperform our LTIP Peer Group. Conversely, regardless of market conditions, management should realize less than median compensation levels when we underperform as compared to our LTIP Peer Group. Total unitholder return is a measure of investment performance expressed as total return to unitholders based upon the cumulative return over a three year period reflecting price appreciation and cash distributions paid during the performance period and is a non-GAAP measure.

Effect of Regency Merger on Phantom Unit Awards. Under the LTIP, the Merger with Regency will be deemed a change in control event. Upon consummation of the Merger, all outstanding time-and performance-based phantom unit awards will vest, except as otherwise expressly provided in an individual award agreement, and the phantom unit awards will be settled in accordance with the terms of the Merger Agreement. All unvested time-based awards will vest in full and all unvested performance-based awards will vest based on achievement of target level of performance. Additionally, in accordance with the terms of the Merger Agreement, the Committee approved the vesting and payout of the 2011 performance-based award grants (“2011 Awards”) at target level of performance, subject to the closing of the Merger on or before May 31, 2014 (the “Outside Date”). The 2011 Awards were originally scheduled to vest on December 31, 2013. In the event that the Merger does not close on or before the Outside Date, the 2011 Awards shall vest at 0%.

Employment Agreements, Severance Benefits and Change of Control Provisions

On October 6, 2011, Messrs. Shea, Wallace, Horton and Davis entered into employment agreements and on July 24, 2012, Mr. Casaday entered into an employment agreement (each an “Employment Agreement”) with the General Partner. Mr. Shea’s and Mr. Wallace’s Employment Agreements replaced their previous employment agreements with the General Partner, each dated March 23, 2010. Mr. Horton’s Employment Agreement replaced his previous Amended and Restated Executive Change in Control Severance Agreements with the General Partner, dated October 17, 2008.

Term and Compensation. Each of Mr. Shea’s and Mr. Wallace’s Employment Agreement has a two-year term, and each Employment Agreement for the other executive officers has a one-year term. The term of the Employment Agreement for each of Messrs. Shea, Wallace, Horton and Davis commenced on October 6, 2011, and for Mr. Casaday commenced on July 24, 2012. Under the Employment Agreements, each of the NEOs receives his annual salary and is eligible to participate in the annual cash incentive and long-term equity incentive programs based on the criteria established by the Board of Directors. Following the initial date of the employment term, each Employment Agreement is automatically extended for consecutive one-day periods until terminated by notice from the General Partner. If such notice is given, Mr. Shea’s and Mr. Wallace’s Employment Agreement will terminate two years after the date of such notice, and for the other executive officers, one year after the date of such notice.

Severance Obligations. Our Committee believes that our NEOs together with our other senior management and key employees, are a primary reason for our success and that it is important for us to protect them in the event that they lose their jobs under certain circumstances beyond their control. Each of the Employment Agreements provides that certain payments and benefits will be paid upon the expiration or termination of the agreement under various circumstances, including termination without cause, resignation for good reason and termination of employment within a fixed period of time following a change in control. We believe these provisions are important in order to attract and retain the caliber of executive officers that our business requires and provide incentive for our executive officers to fully consider potential changes that are in our and our unitholders’ best interest, even if such changes would result in the executive officers’ termination of employment. We believe that these arrangements are appropriate because they provide assurance to the NEO, but do not offer a windfall to the NEO when there has been no real change in employment status.

For additional information, see “Compensation of Directors and Executive Officers—Potential Payments Upon Termination or Change in Control.”

Excise Taxes. If the General Partner’s independent registered public accountants determine that any change in control severance payments to be made or benefits to be provided to an executive under an Employment Agreement would result in him being subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, such payments or benefits will either be reduced to the extent necessary to prevent him from being subject to such excise tax, or not be reduced, and the executive officer will be responsible for the payment of such excise tax, whichever results in the greater net amount of net after tax payment to the executive. The Employment Agreements do not provide any obligation for us to “gross-up” any taxes that may become due by the NEOs.

Restrictive Covenants and Releases. Each Employment Agreement prohibits the executive officer from (a) disclosing, either during or after his term of employment, confidential information regarding our General Partner or its affiliates and (b) until two years after his employment has ended, soliciting or diverting business from, or attempting to convert any customer or account of, our General Partner or its affiliates. Each Employment Agreement also requires that, upon payment of the severance benefits to the executive, the executive and our General Partner release each other from all claims relating to the executive’s employment or the termination of such employment.

Other Benefits

Benefits Plans. Our NEOs are generally eligible to participate in all of our employee benefit plans, including medical, dental, vision, group life, short and long-term disability, and supplemental insurance, and our 401(k) Plan, in each case on the same basis as other employees, subject to applicable laws. We also provide vacation and other paid holidays to all employees, including our NEOs.

Perquisites and Other Elements of Compensation. Our NEOs did not receive any personal benefits, or “perquisites,” in 2013.

Risk Assessment Related to our Compensation Structure

We believe our compensation plans and programs for our NEOs, as well as for our other employees, are appropriately structured and are not reasonably likely to result in material risk to the Partnership. We believe our compensation plans and programs are structured in a manner that does not promote excessive risk-taking that could harm our value or reward poor judgment. We also believe we have allocated our compensation among base salary and short and long-term compensation in a way that does not encourage excessive risk-taking. We generally do not adjust base annual salaries for the Named Executive Officers and other employees significantly from year to year, and therefore the annual base salary of our employees is not generally impacted by our overall financial performance or the financial performance of an operating segment. Our mix of cash-based short term incentives and equity-based long-term incentives is designed to balance the emphasis on short-term and long-term performance. Performance metrics applicable to short-term and long-term incentives include a mix of financial goals, measured by individual company performance and as well as by the company’s performance relative to a performance peer group. This approach creates a balance of relative and absolute performance objectives for our executives. One of the reasons that we use phantom units rather than unit options for equity awards is because phantom units retain value even in a depressed market so that employees are less likely to take unreasonable risks to get, or keep, options “in-the-money.” Finally, all of our long-term incentive awards vest over time, typically three years, ensuring that our employees’ interests align with those of our unitholders for the long-term performance of the Partnership.

Executive Unit Ownership Guidelines

We require our CEO and other executive officers to own Partnership Common Units at an aggregate amount equal to five times base salary, in the case of our CEO, and three times base salary, in the case of the other NEOs. We believe that a significant ownership stake by executive officers is an important means of tying the financial risks and rewards for our executives to our total unitholder return and better aligning the interests of these executives with those of our unitholders. Included in the determination of unit ownership for purposes of these guidelines are all Common Units, Common Units beneficially owned and time-based phantom units. Our NEOs are required to achieve the applicable equity ownership requirements within five years of becoming subject to the guidelines. As of March 1, 2014, Messrs. Shea, Casaday and Horton have met their ownership guidelines.

Recoupment Policy

In February 2012, our Committee adopted the Executive Incentive Compensation Recoupment Policy, applicable to the officers of the Company subject to Section 16 of the Securities Exchange Act of 1934, as amended. The Policy provides that the Board may require reimbursement and/or forfeiture of: (i) all incentive-based cash and equity compensation awards paid to an officer on or after January 1, 2012 and (ii) any profits realized from the sale of Partnership securities, in the event that the Partnership issues a material restatement of its financial statements where the Officer’s willful misconduct caused or contributed to the need for the restatement. This Policy applies to all incentive-based cash and equity compensation paid to an officer and/or any profits realized from the sale of Partnership securities during the twelve-month period following the first public filing of the document requiring such restatement. The Board retains discretion regarding application of the Policy. The Policy is incremental to other remedies that are available to the Partnership. In addition to our policy, if the Partnership is required to restate its earnings as a result of noncompliance with a financial reporting requirement due to misconduct, under the Sarbanes-Oxley Act of 2002, or SOX, the CEO and the CFO would also be subject to a “clawback,” as required by SOX.

Tax Implications of Executive Compensation

Because we are a limited partnership, Section 162(m) of the Internal Revenue Code does not apply to compensation paid to our executive officers and, accordingly, our Committee did not consider its impact in determining compensation levels in 2013.

Policy Regarding Special Trading Procedures

Our Policy Regarding Special Trading Procedures states that the directors, executive officers and employees of our General Partner or its affiliates are prohibited from entering into any derivative transactions including short sales, or exercising any puts, calls or similar derivative security instruments pertaining to our Common Units.

Compensation Committee Interlocks and Insider Participation

During 2013, Messrs. Gardner, Hall, Ward and Weller served on the Compensation and Benefits Committee. None of these members is a former or current officer or employee of us or any of our subsidiaries. In 2013, none of the executive officers of our General Partner served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on the Board or the Compensation and Benefits Committee of our General Partner. Mr. Ward is affiliated with Riverstone Holdings LLC (“Riverstone”). For additional disclosure on our relationship with Riverstone, see “Certain Relationships and Related Party Transactions” on page 29. Aside from Mr. Ward, none of the members of the Compensation and Benefits Committee had a relationship requiring disclosure under Item 404 of Regulation S-K.

COMPENSATION COMMITTEE REPORT

The Compensation and Benefits Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment.

Compensation and Benefits Committee

James L. Gardner (Chairman)

Robert J. Hall

Andrew W. Ward

Jonathan B. Weller

The information contained in the Compensation Committee Report shall not be deemed to be “soliciting material” or to be “filed” with the SEC nor shall the information be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we have specifically incorporated it by reference into such filing.

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

Summary Compensation Table

The following table shows the compensation information for each of our NEOs for services rendered in all capacities to us and our subsidiaries for the years ended December 31, 2013, 2012 and 2011 (or such shorter period of time during which such individual served as an NEO).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Stock Awards(2) ($)	Non-Equity Incentive Plan Compensation(3) ($)	All Other Compensation(4) ($)	Total ($)
William H. Shea, Jr. President and Chief Executive Officer	2013	500,000	500,000	806,923	—	15,300	1,822,223
	2012	445,500	722,915	858,488	—	17,056	2,043,959
	2011	432,400	—	1,324,427	465,500	18,100	2,240,427
Robert B. Wallace Executive Vice President and Chief Financial Officer	2013	322,100	241,575	324,884	—	15,300	903,859
	2012	312,700	270,100	376,696	—	16,443	975,939
	2011	303,650	—	549,060	245,200	18,100	1,116,010
Mark D. Casaday Executive Vice President and Chief Operating Officer — Midstream	2013	380,000	285,000	928,213	—	15,300	1,608,513
Keith D. Horton Executive Vice President and Chief Operating Officer — Coal	2013	327,500	245,625	330,329	—	15,300	918,754
	2012	318,000	137,200	383,063	—	16,468	854,731
	2011	308,800	—	718,743	249,400	18,100	1,295,043
Bruce D. Davis, Jr. Executive Vice President, General Counsel and Secretary	2013	322,100	241,575	324,884	—	15,300	903,859
	2012	312,700	270,100	376,696	—	16,443	975,939
	2011	303,650	—	549,060	245,200	18,100	1,116,010

(1)	For 2013, the amounts represent annual incentive amounts paid to each NEO on March 3, 2014 under the General Partner’s Annual Incentive Plan for performance during 2013. The Regency Merger Agreement governs the payout of the awards under the Annual Incentive Plan for the 2013 performance year, thus the amounts are considered “Bonus” payments for the 2013 year rather than “Non-Equity Incentive Awards.” For 2012, the amounts represent (i) discretionary bonus amounts paid to each of Messrs. Wallace and Davis in May 2012 in the amount of $100,000 each and paid to Mr. Shea in February 2013 in the amount of $400,000 with respect to each NEO’s involvement in the Chief Gathering LLC acquisition and (ii) amounts paid under our General Partner’s Annual Incentive Plan for performance during 2012 in the following amounts: $322,915, $170,100, $137,200, $101,400 and $170,100, to Messrs. Shea, Wallace, Horton and Davis respectively, paid on February 22, 2013.
(2)	The amounts shown in this column represent the aggregate grant date fair value of long-term equity awards for each of the associated years as granted by the Compensation and Benefits Committee to our NEOs in consideration for services rendered to us. These amounts were computed in accordance with FASB ASC Topic 718, without regard to the risk of forfeitures, and reflect our accounting expense for these awards rather than the actual value that may be realized by the NEO. See Note 16 in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013 for details of the assumptions used to calculate these amounts. The long-term equity awards granted in 2013, 2012 and 2011 include time-based and performance-based phantom units. The time-based phantom units granted to each NEO in 2011 were made in connection with their performance in 2010. The vesting of the 2011 and 2012 performance-based phantom units is subject to attainment of certain specific performance levels based upon equally weighted annual objectives for annualized growth in distributable cash flow per unit and total unitholder return (ranked against a peer group of companies) over an approximately three year performance period. The vesting of the 2013 performance-based phantom units is subject to total unitholder return (ranked against a peer group of companies) over an approximately three year performance period. The portion of each award earned at the conclusion of each performance period ranges from 0%-200% of the value of the award. If there is maximum payout (200%) under the 2013 performance-based awards, the values of each of Messrs. Shea, Wallace, Casaday, Horton and Davis’ performance-based phantom unit awards would be $1,199,980, $483,137, $569,966, $491,234 and $483,137, respectively based upon the closing price of our units ($25.95) on the date of grant. If there is maximum payout (200%) under the 2012 performance-based awards, the values of each of Messrs. Shea, Wallace, Casaday, Horton and Davis’ performance-based phantom unit awards would be $1,068,915, $469,029, $220,679, $476,978, and $469,029, respectively based upon the closing price of our units ($24.84) on the date of grant. If there is maximum payout (200%) under the 2011 performance-based awards, the values of each of Messrs. Shea, Wallace, Casaday, Horton and Davis’ performance-based phantom unit awards would be $1,037,722, $455,432, $204,081, $463,191 and $455,432, respectively based upon the closing price of our units ($25.69) on the date of grant. See “Effect of Regency Merger on Phantom Unit Awards” on page 14 relating to the treatment of the phantom unit awards under the Regency Merger Agreement.
(3)

The amounts shown in this column reflect annual incentive amounts earned under our General Partner’s Annual Incentive Plan for performance during 2011 and payable within two and one-half (2 1/2) months following the end of the respective year. The 2011 annual incentive amounts were paid out to each NEO on February 24, 2012.

(4)	Reflects amounts paid by us in 2011, 2012 and 2013, respectively, for matching contributions to our NEOs’ 401(k) Plan accounts.

2013 Grants of Plan-Based Awards

The following table provides further information on the grant of plan-based awards made to our NEOs in 2013.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	Grant date fair value of stock and option
		Threshold ($)	Target (1) ($)	Maximum(1) ($)	Threshold (#)	Target(2) (#)	Maximum (#)	or Units(3) (#)	awards(4) ($)
William H. Shea, Jr.	02-13-2013	—	500,000	1,000,000	—	—	—	—	—
	02-13-2013	—	—	—	—	23,121	46,242	—	406,930
	02-13-2013	—	—	—	—	—	—	15,414	399,993
Robert B. Wallace	02-13-2013	—	241,575	483,150	—	—	—	—	—
	02-13-2013	—	—	—	—	9,309	18,618	—	163,838
	02-13-2013	—	—	—	—	—	—	6,206	161,046
Mark D. Casaday	02-13-2013	—	285,000	570,000	—	—	—	—	—
	02-13-2013	—	—	—	—	10,982	21,964	—	193,283
	02-13-2013	—	—	—	—	—	—	28,321	734,930
Keith D. Horton	02-13-2013	—	245,625	491,250	—	—	—	—	—
	02-13-2013	—	—	—	—	9,465	18,930	—	166,584
	02-13-2013	—	—	—	—	—	—	6,310	163,745
Bruce D. Davis, Jr.	02-13-2013	—	241,575	483,150	—	—	—	—	—
	02-13-2013	—	—	—	—	9,309	18,618	—	163,838
	02-13-2013	—	—	—	—	—	—	6,206	161,046

(1)	This reflects target and maximum annual incentive award amounts granted under our General Partner’s Amended and Restated Annual Incentive Plan for each NEO equal to the target percentages set forth in the section entitled “Elements of Compensation-Annual Incentive Awards-2013 Annual Incentive Plan Guideline” on page 11. The maximum reflects that the NEO may receive up to 200% of the target annual award amount. The Regency Merger Agreement governs the payout of the awards under the Annual Incentive Plan for the 2013 performance year and the amounts earned for performance during 2013 were paid out on March 3, 2014.
(2)	Amounts shown in this column reflect the grants of certain performance-based phantom units to our NEOs during the 2013 fiscal year under the LTIP. These performance-based phantom units were granted with tandem forfeitable distribution equivalent rights payable upon vesting of the performance-based phantom units. Actual payout of these awards were designed to depend upon the Partnership achieving certain specified performance levels, based upon objectives for total unitholder return (ranked against its peer group of companies). The portion of each award that may be earned during the performance period (which runs from January 1, 2013 to December 31, 2015) ranges from a threshold value of zero, to a target value equal to 100% of the award, and a maximum value of 200% of the award. See “Effect of Regency Merger on Phantom Unit Awards” on page 14 relating to the treatment of the phantom unit awards under the Regency Merger Agreement.
(3)	Amounts shown in this column reflect the grants of certain time-based phantom units to our NEOs during the 2013 fiscal year under the LTIP. These time-based phantom units were granted with non-forfeitable tandem distribution equivalent rights. Vesting and payout of these awards was designed to occur in three equal installments, on February 9, 2014, February 9, 2015 and February 9, 2016. In February 2013, Mr. Casaday was also granted a retention award of 21,000 time-based phantom units with forfeitable distribution equivalent rights. Vesting and payout of Mr. Casaday’s awards was designed to occur in three equal installments, on February 13, 2016, February 13, 2017 and February 13, 2018. See “Effect of Regency Merger on Phantom Unit Awards” on page 14 relating to the treatment of the phantom unit awards under the Regency Merger Agreement.
(4)	The grant date fair value of unit awards was calculated in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

A discussion of 2013 salaries, bonuses and equity-linked awards reported in the Summary Compensation Table is included above in “Compensation Discussion and Analysis.” The cash components of our executive compensation program consist of a base salary and the opportunity to earn an annual cash incentive award. The equity components of our executive compensation program consist of the opportunity to earn awards of time-based and performance-based phantom units. A further discussion of the equity awards granted in 2013 and reported in the Grants of Plan-Based Awards Table is also set forth below.

Equity Awards

In 2013, we granted time-based and performance-based phantom units to our NEOs under the LTIP. Phantom units are rights to receive one Common Unit per phantom unit upon the satisfaction of the applicable vesting condition. Time-based phantom units vest over time with continued service and performance-based phantom units vest if certain performance measures have been achieved over the applicable performance period. The time-based phantom units granted in 2013 vest over a three year period, with one-third of each award vesting on February 9th of each of the first three years following the grant date (for Mr. Casaday’s retention time-based phantom unit award, vesting occurs over a five year period, with one third of each award vesting on the third, fourth and fifth anniversaries of the award). The performance-based phantom units granted in 2013 vest on December 31, 2015 provided that certain performance measures have been met over the applicable performance period. All phantom units granted in 2013 were accompanied by distribution equivalent rights (or “DERs”). DERs were awarded in tandem with time-based phantom Units, and provided a participant with a right to receive a cash payment per phantom unit equal to distributions per Common Unit paid by us. With respect to DERs awarded in connection with time-based phantom unit grants, other than Mr. Casaday’s retention award, the distributions are paid at the same times and in the same amounts as distributions paid to the other holders of our Common Units. DERs awarded with respect to performance-based phantom units, and Mr. Casaday’s time-based retention award, are subject to the same vesting and forfeiture provisions as the underlying phantom unit award, and the distributions are held, without interest, until the underlying award vests or are forfeited. DERs are taken into consideration when determining the values of the 2013 phantom units reported in the Summary Compensation Table and in the Grants of Plan-Based Awards Table.

All phantom units granted to our NEOs vest over the applicable vesting periods unless: (i) the grantee’s employment terminates for any reason other than death or disability, in which case phantom units vest or are forfeited in accordance with each NEO’s Employment Agreement or individual unit award agreement, (ii) the grantee’s employment terminates due to death or disability, or there is a change in control in which event all phantom units vest, or (iii) the grantee becomes retirement eligible, which is defined as reaching age 62, in which event all phantom units vest. All phantom units granted to our NEOs provide that payments on such phantom units will be made in Common Units (or, at the request of the phantom unitholder and upon the approval of our Committee, in an amount of cash equal to the fair market value of our Common Units) at the time of vesting, subject to any applicable provisions of Section 409A of the Internal Revenue Code, unless vesting is accelerated solely on account of becoming retirement eligible, in which event payments will be made when such phantom units would have originally vested, even if that date is after actual retirement.

Upon consummation of the Merger, all outstanding time-and performance-based phantom unit awards will vest, except as otherwise expressly provided in an individual award agreement, and the phantom unit awards will be settled in accordance with the terms of the Merger Agreement. All unvested time-based awards will vest in full and all unvested performance-based awards will vest based on achievement of target level of performance. Additionally, in accordance with the terms of the Merger Agreement, the Committee approved the vesting and payout of the 2011 Awards at target level of performance, subject to the closing of the Merger on or before the Outside Date. The 2011 Awards were originally scheduled to vest on December 31, 2013. In the event that the Merger does not close on or before the Outside Date, the 2011 Awards shall vest at 0%.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth summary information regarding unvested and outstanding equity awards held by each of our NEOs at December 31, 2013.

Name	Stock Awards
	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(6)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(7)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(8)
William H. Shea, Jr.	33,328	(1)	894,190	(1)	64,834	1,739,496
Robert B. Wallace	13,682	(2)	367,088	(2)	27,614	740,884
Mark D. Casaday	32,443	(3)	870,446	(3)	19,396	520,395
Keith D. Horton	15,827	(4)	424,638	(4)	28,081	753,413
Bruce D. Davis, Jr.	13,682	(5)	367,088	(5)	27,614	740,884

(1)	The amounts shown reflect awards of time-based phantom units granted under the terms of the LTIP. Generally, each of these awards vests and becomes payable in one-third increments contingent only upon Mr. Shea’s continued employment with the Company through the end of the restriction periods. Of these phantom units, 18,270 vested on February 9, 2014; 9,920 will vest on February 9, 2015; and 5,138 will vest on February 9, 2016. The treatment of these awards upon a change in control or termination of employment is described under “—Potential Payments Upon Termination or Change in Control.” Additionally, see “Effect of Regency Merger on Phantom Unit Awards” on page 14 for more information relating to the treatment of the phantom unit awards under the Regency Merger Agreement.

(2)	The amounts shown reflect awards of time-based phantom units granted under the terms of the LTIP. Generally, each of these awards vests and becomes payable in one-third increments contingent only upon Mr. Wallace’s continued employment with us through the end of the restriction periods. Of these phantom units, 7,447 vested on February 9, 2014; 4,167 will vest on February 9, 2015 and 2,069 will vest on February 9, 2016. The treatment of these awards upon a change in control or termination of employment is described under “—Potential Payments Upon Termination or Change in Control.” Additionally, see “Effect of Regency Merger on Phantom Unit Awards” on page 14 for more information relating to the treatment of the phantom unit awards under the Regency Merger Agreement.
(3)	The amounts shown reflect awards of time-based phantom units granted under the terms of the LTIP. Generally, each of these awards vests and becomes payable in one-third increments contingent only upon Mr. Casaday’s continued employment with us through the end of the restriction periods. Of these phantom units, 5,575 vested on February 9, 2014; 3,427 will vest on February 9, 2015 and 2,441 will vest on February 9, 2016. In February 2013, Mr. Casaday was also granted a retention award of 21,000 time-based phantom units. Vesting and payout of Mr. Casaday’s retention award phantom units will occur in three equal installments, on February 13, 2016, February 13, 2017 and February 13, 2018, contingent only upon Mr. Casaday’s continued employment with us through the end of the restriction periods. The treatment of these awards upon a change in control or termination of employment is described under “—Potential Payments Upon Termination or Change in Control.” Additionally, see “Effect of Regency Merger on Phantom Unit Awards” on page 14 for more information relating to the treatment of the phantom unit awards under the Regency Merger Agreement.
(4)	The amounts shown reflect awards of time-based phantom units granted under the terms of the LTIP. Each of these awards vests and becomes payable in one-third increments contingent only upon Mr. Horton’s continued employment with us through the end of the restriction periods. Of these phantom units, 9,486 vested on February 9, 2014; 4,237 will vest on February 9, 2015 and 2,104 will vest on February 9, 2016. The treatment of these awards upon a change in control or termination of employment is described under “—Potential Payments Upon Termination or Change in Control.” Additionally, see “Effect of Regency Merger on Phantom Unit Awards” on page 14 for more information relating to the treatment of the phantom unit awards under the Regency Merger Agreement.
(5)	The amounts shown reflect awards of time-based phantom units granted under the terms of the LTIP. Each of these awards vests and becomes payable in one-third increments contingent only upon Mr. Davis’ continued employment with us through the end of the restriction periods. Of these phantom units, 7,447 vested on February 9, 2014 4,167 will vest on February 9, 2015 and 2,069 will vest on February 9, 2016. The treatment of these awards upon a change in control or termination of employment is described under “—Potential Payments Upon Termination or Change in Control.” Additionally, see “Effect of Regency Merger on Phantom Unit Awards” on page 14 for more information relating to the treatment of the phantom unit awards under the Regency Merger Agreement.
(6)	The market value of the non-vested time-based phantom units is based on the NYSE closing price of our Common Units on December 31, 2013 — $26.83.
(7)	These performance-based phantom unit grants were awarded on May 12, 2011, February 17, 2012 and February 13, 2013 and were granted with forfeitable distribution equivalent rights payable upon vesting of the performance-based phantom units. Actual payout of these awards for 2012 will depend upon our achievement of certain specified performance levels, based upon equally weighted annual objectives for total unitholder return (ranked against our Peer Group) and annualized growth in distributable cash flow per unit. Actual payout of the awards for 2013 will depend upon our achievement of performance based upon an objective of total unitholder return measured against our Compensation Peer Group. The portion of each award that may be earned during the performance period ranges from a threshold value of zero, to a target value equal to 100 percent of the award, and a maximum value of 200 percent of the award. Payment of amounts earned will occur following the end of the performance period, assuming continued employment with the General Partner at such time. The treatment of these awards upon a change of control or termination of employment is described below under “—Potential Payments Upon Termination or Change in Control.” In connection with the Merger with Regency, the Committee approved vesting and payout of the 2011 awards at the target performance level, which was based upon equally weighted annual objectives for total unitholder return (ranked against our Peer Group) and annualized growth in distributable cash flow per unit, upon consummation of the Merger; provided that the Merger closes on or before the Outside Date. See “Effect of Regency Merger on Phantom Unit Awards” on page 14 for more information relating to the treatment of the phantom unit awards under the Regency Merger Agreement.
(8)	The market value of the non-vested performance-based phantom units is based on the NYSE closing price of our Common Units on December 31, 2013—$26.83, and assumes a target payout of 100 percent.

Option Exercises and Units Vested in 2013

The following table summarizes the number of Common Units acquired, and the values realized, by our NEOs upon the vesting of phantom units during 2013.

2013 Units Vested

	Unit Awards
Name	Number of Units Acquired on Vesting(#)		Value Realized on Vesting($)(1)
William H. Shea, Jr.	23,344	(2)	566,912
Robert B. Wallace	9,097	(3)	224,921
Mark D. Casaday	3,134	(4)	79,729
Keith D. Horton	7,382	(5)	187,798
Bruce D. Davis, Jr.	13,712	(6)	364,333

(1)	The values realized on vesting of the phantom units are based on market price (i.e., the closing price reported by the NYSE) at the date of vesting.
(2)	Represents Common Units acquired by Mr. Shea upon the vesting of 13,132 time-based phantom units on February 9, 2013 at a per unit market price of $25.44 and the vesting of 10,212 time-based phantom units on March 8, 2013 at a per unit market price of $22.80. Of these Common Units, 4,619 units were withheld by the Partnership to satisfy tax withholding requirements. The value realized is calculated based on the aggregate number of units acquired, and does not take into account the units withheld to satisfy tax obligations.
(3)	Represents Common Units acquired by Mr. Wallace upon the vesting of 5,379 time-based phantom units on February 9, 2013 at a per unit market price of $25.44 and the vesting of 3,718 time-based phantom units on March 23, 2013 at a per unit market price of $23.69. Of these Common Units, 2,627 units were withheld by the Partnership to satisfy tax withholding requirements. The value realized is calculated based on the aggregate number of units acquired, and does not take into account the units withheld to satisfy tax obligations.
(4)	Represents Common Units acquired by Mr. Casaday upon the vesting of 3,134 time-based phantom units on February 9, 2013 at a per unit market price of $25.44. Of these Common Units, 1,156 units were withheld by the Partnership to satisfy tax withholding requirements. The value realized is calculated based on the aggregate number of units acquired, and does not take into account the units withheld to satisfy tax obligations.
(5)	Represents Common Units acquired by Mr. Horton upon the vesting of 7,382 time-based phantom units on February 9, 2013 at a per unit market price of $25.44. Of these Common Units, 2,150 units were withheld by the Partnership to satisfy tax withholding requirements. The value realized is calculated based on the aggregate number of units acquired, and does not take into account the units withheld to satisfy tax obligations.
(6)	Represents Common Units acquired by Mr. Davis upon the vesting of 5,379 time-based phantom units on February 9, 2013 at a per unit market price of $25.44 and the vesting of 8,333 time-based phantom units on June 29, 2013 at a per unit market price of $27.30. Of these Common Units, 4,322 units were withheld by the Partnership to satisfy tax withholding requirements. The value realized is calculated based on the aggregate number of units acquired, and does not take into account the units withheld to satisfy tax obligations.

Potential Payments Upon Termination or Change in Control

As noted above within our “Compensation Discussion and Analysis,” our Committee believes that our Named Executive Officers are critical to our success and that it is important for us to protect them in the event that they lose their jobs under certain circumstances. We also believe that, by providing change of control protection, our executive officers will be able to evaluate every Partnership opportunity, even if that opportunity may result in the termination of their employment, without the distraction of personal considerations. For these reasons, our General Partner has entered into employment agreements containing certain severance benefits with Messrs. Shea, Wallace, Horton, Casaday and Davis. The change in control severance benefits are not triggered unless employment is terminated or adversely changed in a significant manner after a change in control. Under our compensation plans and Employment Agreements, the proposed merger with Regency will be a change in control of the Partnership. The descriptions in this section should be reviewed together with “Effect of Regency Merger on Phantom Unit Awards” on page 14.

Under our NEOs’ Employment Agreements, if the General Partner terminates the executive’s employment without cause, each Employment Agreement provides that the executive will receive an amount equal to: (i) one times (or two times for Messrs. Shea and Wallace) his annual base salary in effect immediately prior to termination or as set forth in the Employment Agreement, whichever is greater, payable in monthly installments plus (ii) one times (or two times for Messrs. Shea and Wallace) his bonus, calculated using the greater of the executive’s then current target annual bonus percentage or the target annual bonus percentage set forth in his Employment Agreement, multiplied by the greater of his then current base salary and the base salary in his Employment Agreement, payable in a lump sum on or before the date that is 60 days following the executive’s termination. All unvested time-based phantom units held by the executive would immediately vest and would be payable in accordance with terms of his underlying phantom unit grant agreement. All unvested performance-based phantom units granted prior to the plan year in which such executive officer’s employment was terminated will vest in accordance with the performance criteria established for the relevant plan year. All unvested performance-based phantom units granted to the executive officer for the plan year in which the executive officer’s employment was terminated will be forfeited. In lieu of providing certain health and dental benefits, the General Partner will pay the executive a lump sum amount in cash equal to one times (or two times for Messrs. Shea and Wallace) the product of the total medical and dental monthly insurance premiums paid or payable by us with respect to the executive and his family members for the month of his termination multiplied by 12. The executive will also be entitled to receive outplacement services for a period beginning on the date of his termination and continuing until the earlier of the two year anniversary of such date or the date that he begins full-time employment with a new employer.

The term “cause” is generally defined within the Employment Agreements, as the executive’s willful and continued failure to perform his duties (other than failures resulting from a disability), a felony conviction, gross misconduct, or a significant act of dishonesty regarding the General Partner or one its affiliates.

Further, each Employment Agreement provides change in control severance benefits to the executive officer upon the occurrence of two events (the “Triggering Events”). Specifically, if a change in control (as defined in the Employment Agreement) occurs and, within two years after the date of such change of control (or in some limited circumstances, immediately prior to a change of control) either (i) the executive officer’s employment is terminated other than for cause (as defined in the Employment Agreement) or due to death or disability or (ii) the executive officer terminates his employment for good reason (as defined in the Employment Agreement), then each executive officer will receive the change of control severance payments and other benefits described below. If one of the Triggering Events occurs, then the executive officer will receive a lump sum payment, in cash, of an amount equal to: three times the sum of his annual base salary plus his bonus. For purposes of this payment, the bonus will be calculated using the greater of the executive’s then current target annual bonus percentage or the target annual bonus percentage set forth in his Employment Agreement, multiplied by the greater of his then current base salary and the base salary in his Employment Agreement. The annual base salary will be calculated using the greatest of (x) the base salary in his Employment Agreement, (y) his base salary immediately prior to the change of control, and (z) his base salary in effect at any time following the change of control. In lieu of providing certain health and dental benefits, the General Partner will pay the executive a lump sum amount in cash equal to three times the product of (i) the total medical and dental insurance premiums paid or payable by our General Partner with respect to the individual and any eligible dependent during the month of the executive’s termination of employment and (ii) 12. The executive will also be entitled to receive outplacement services for a period beginning on the date of his termination and continuing until the earlier of the two year anniversary of such date or the date that executive begins full-time employment with a new employer. Finally, all phantom units (time-based and performance-based) held by the executive officer would accelerate and immediately vest. Performance-based phantom units will be paid out at target level.

Under the Employment Agreements, a “change in control event” is generally defined as the occurrence of any one or more of the following events: (1) any sale, lease, exchange or other transfer (in one or a series of related transactions) of all or substantially all of the assets of the Company or the Partnership; (2) any Person or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act) becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of (A) equity securities of the Company representing more than 50% of the combined voting power of the Company or (B) equity securities of the Partnership representing more than 50% of the combined voting power of the Partnership; or (3) the equity security holders of the Partnership approve the consummation of a merger or consolidation of the Partnership with any other entity, other than a merger or consolidation which would result in the voting securities of the Partnership immediately outstanding prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 50% of the combined voting power of the voting securities of the Partnership outstanding immediately after such merger or consolidation.

The term “good reason” is generally defined within the Employment Agreements, as a termination by the executive of his employment after a change in control due to a material reduction in authority, duties, title, status or responsibility, a material breach of the agreement by the General Partner, the General Partner’s failure to obtain an agreement from its successor to assume his agreement, or the General Partner’s relocation by more than 100 miles of the office that the executive was working at the time of the change in control or the General Partner’s requirement that the executive be based in a new office more than 50 miles away from the original office location.

The tables below reflect the compensation and benefits, if any, due to each of our NEOs under various scenarios involving a termination of employment. The amounts in the tables below are estimates of the amounts that would be paid to the NEOs but the actual amounts paid can only be determined at the time of a Named Executive Officer’s termination of employment. The various estimates are based on the following assumptions:

•	The triggering event occurred on December 31, 2013;

•	The price per Partnership unit is the price at the close on December 31, 2013 ($26.83);

•	Health and welfare benefits are included, where applicable, at the estimated value of the continuation of these benefits; and

•	Each NEO had exhausted all available vacation benefits as of December 31, 2013.

Name	Benefit	For Cause Termination ($)	Termination Without Cause(1) ($)	Not for Cause or Good Reason Termination after Change in Control (2) ($)	Change in Control — without Termination (3) ($)	Termination Due to Death or Disability (4) ($)
William H. Shea, Jr.	Cash Severance
	Base Salary	0	1,000,000	1,500,000	0	0
	Annual Incentive	0	1,000,000	1,500,000	0	500,000
	Phantom Unit Awards	0	2,129,156	2,879,411	2,879,411	2,879,411
	Other Employee Benefits	0	34,548	42,222	0	0
	Total	0	4,163,704	5,921,633	2,879,411	3,379,411
Robert B. Wallace	Cash Severance
	Base Salary	0	644,200	966,300	0	0
	Annual Incentive	0	483,150	724,725	0	241,575
	Phantom Unit Awards	0	909,033	1,214,424	1,214,424	1,214,424
	Other Employee Benefits	0	23,986	26,379	0	0
	Total	0	2,060,369	2,931,828	1,214,424	1,455,999
Mark D. Casaday(5)	Cash Severance
	Base Salary	0	380,000	1,140,000	0	0
	Annual Incentive	0	285,000	855,000	0	285,000
	Phantom Unit Awards	0	555,873	1,168,866	1,168,866	1,450,581
	Other Employee Benefits	0	42,029	87,687	0	0
	Total	0	1,262,902	3,251,268	1,168,866	1,735,581
Keith D. Horton	Cash Severance
	Base Salary	0	327,500	982,500	0	0
	Annual Incentive	0	245,625	736,875	0	245,625
	Phantom Unit Awards	0	975,792	1,286,310	1,286,310	1,286,310
	Other Employee Benefits	0	42,029	87,687	0	0
	Total	0	1,590,946	3,093,372	1,286,310	1,531,935
Bruce D. Davis, Jr.	Cash Severance
	Base Salary	0	322,100	966,300	0	0
	Annual Incentive	0	241,575	724,725	0	241,575
	Phantom Unit Awards	0	909,033	1,214,424	1,214,424	1,214,424
	Other Employee Benefits	0	42,029	87,687	0	0
	Total	0	1,514,737	2,993,136	1,214,424	1,455,999

(1)	Upon a not-for-cause termination, pursuant to each NEO’s Employment Agreement, the cash severance payment amount equals (i) one times (or two times for Messrs. Shea and Wallace), the annual base salary in effect immediately prior to the termination or as set forth in the Employment Agreement, whichever is greater, payable in monthly installments, plus (ii) one times (or two times for Messrs. Shea and Wallace) the executive officer’s annual incentive bonus, calculated using his highest annual targeted bonus percentage and highest annual base salary. All time-based phantom units immediately vest and are payable in accordance with the terms of the underlying award agreement (i.e. ratably paid). All performance-based phantom units granted prior to the plan year of termination will vest according to the performance criteria established for the relevant plan year. All performance-based phantom units granted to the officer for the plan year in which the employment was terminated are forfeited. The health benefit is equal to one times (or two times for Messrs. Shea and Wallace) the product of (i) the total medical and dental insurance premiums paid or payable by our General Partner with respect to the individual and any eligible dependent during the month of the executive’s termination of employment and (ii) 12. The outplacement services reflect the full potential 12 months (or 24 months for Messrs. Shea and Wallace) of services that would be provided to the executive officer upon his termination of employment, although if the individual begins full-time employment with an unrelated employer these services would cease, and the amounts here may reflect a greater value than the executive would actually receive.
(2)	Upon a termination after a change in control event, pursuant to each NEO’s Employment Agreement, the cash severance payment amount equals three times the sum of (i) the executive’s highest annual base salary plus (ii) his annual incentive bonus (calculated using his highest annual targeted incentive bonus percentage and highest annual base salary). The health benefit is equal to three times the product of (i) the total medical and dental insurance premiums paid or payable by our General Partner with respect to the individual and any eligible dependent during the month of the executive’s termination of employment and (ii) 12. The outplacement services reflect the full potential 24 months of services that would be provided to the executives upon their termination of employment, although if the individual begins full-time employment with an unrelated employer these services would cease, and the amounts here may reflect a greater value than the executive would actually receive. Upon a termination after a change in control, unless specifically stated in a NEOs individual unit grant award, all phantom units (time-based and performance-based) accelerate and vest in full. Performance-based phantom units are paid out at target level.
(3)	Upon a change in control event, unless specifically stated in an NEOs individual unit grant award, all phantom units (time-based and performance-based) accelerate and vest in full under the terms of the LTIP. Performance-based phantom units are paid at target level.

(4)	Upon a termination due to death or disability, any unpaid portion of the base salary, accrued up to the date of termination or death, as applicable, will be paid to the executive or their estate; all phantom units (time-based and performance-based) accelerate and vest in full under the terms of the LTIP. Performance-based phantom units are paid at target level. A pro-rated portion of the annual incentive award will be paid at target level.
(5)	In connection with the potential merger with Regency, Mr. Casaday was granted a retention award of $250,000 under the Partnership’s Transaction Incentive and Retention Bonus Program. In the event that Mr. Casaday’s employment is terminated without cause at any time between the date that is 30 days prior to the date of a Change in Control (as defined in the LTIP Plan) and 90 days following a Change in Control, the award will be paid in full. Mr. Casaday will also receive the award in full if he remains employed for the first to occur of (i) 90 days following a Change in Control or (ii) 90 days following the termination of the Regency Merger. Since such payments are specific to the Regency Merger, they have been excluded from the calculation.

Compensation of Directors

Retainers and Fees. Officers or employees of our General Partner or its affiliates who also serve as directors do not receive additional compensation for their service as a director of our General Partner. The Appointed Directors are not entitled to receive any compensation for their service as a director of our General Partner. The Compensation and Benefits Committee periodically reviews and makes recommendations on the compensation of our Elected Directors. For 2013, each non-employee Elected Director of our General Partner receives an annual retainer of $150,000, consisting of $75,000 paid in cash and $75,000 paid in deferred Common Units. Each deferred Common Unit represents one Common Unit representing a limited partnership interest in us, which is vested upon issuance and is available to the holder upon termination or retirement from the Board. Beginning on January 1st of the year following the year an Elected Director meets his or her Unit Ownership Guidelines requirement, an Elected Director will receive the equity portion of his or her annual retainer in Common Units, rather than deferred Common Units, unless he or she elects to continue to receive deferred Common Units. The actual number of Common Units or deferred Common Units awarded in any given year is based upon the NYSE closing price of our Common Units on the dates on which such awards are granted. Each deferred Common Unit represents one Common Unit representing a limited partner interest in us, which is vested upon issuance and is available to the holder upon termination or retirement from the board of directors of our General Partner.

The Chairman of the Board receives an annual cash retainer of $125,000 in addition to all other retainers and fees. The Chair of the Audit Committee and the Chair of the Compensation and Benefits Committee of the Board each receives an annual cash retainer of $15,000. The Chair of the Nominating and Governance Committee receives an annual cash retainer of $6,000. All annual retainers are payable on a quarterly basis. In addition to annual retainers, each non-employee Elected Director receives a $2,000 cash payment for each in-person Board meeting attended, but no fees are paid for telephonic Board meetings or for any committee meetings. Elected Directors appointed during a year, or who cease to be directors during a year, receive a pro-rata portion of any annual cash and equity retainers. Elected Directors may elect to receive any cash payments in Common Units or deferred Common Units, and may elect to defer the receipt of any cash or Common Units that they receive under our General Partner’s Amended and Restated Non-Employee Directors Deferred Compensation Plan.

Directors’ Unit Ownership Guidelines. Each non-employee Elected Director is expected to own units in the Partnership having a value equal to three times (3x) the amount of the annual retainer paid to the director. Included in the determination of unit ownership for purposes of these guidelines are all Common Units, Common Units beneficially owned and deferred Common Units. Non-employee Elected Directors are allowed a six year phase-in period to comply with these guidelines. As of December 31, 2013, all non-employee Elected Directors had met their ownership guidelines.

Non-Employee Elected Directors’ Deferred Compensation Plan. Our General Partner has adopted the PVR GP, LLC Amended and Restated Non-Employee Directors Deferred Compensation Plan. This plan permits the non-employee Elected Directors of our General Partner to defer the receipt of any or all cash, Common Units and restricted units they receive as compensation. All deferrals, and any distributions with respect to deferred Common Units or deferred restricted units, are credited to a deferred compensation account, the cash portion of which is credited quarterly with interest calculated at the prime rate. Non-employee Elected Directors of our General Partner are fully vested at all times in any cash or deferred Common Units credited to their deferred compensation accounts. Any restricted unit awards credited to a deferred compensation account are subject to the same vesting and forfeiture restrictions that apply to the underlying award. Amounts held in a non-employee Elected Director’s deferred compensation account will be distributed to the director on the January 1st following the earlier to occur of the director reaching age 70 or the resignation or removal of the director from the Board. Upon the death of a non-employee Elected Director, all vested amounts held in the deferred compensation account of the non-employee director will be distributed to the director’s estate.

Business Expenses. Each non-employee Elected Director is reimbursed for his or her out-of-pocket expenses incurred in connection with attending meetings of the Board or its committees.

Indemnification. We indemnify each director for actions associated with being a director to the extent permitted under Delaware law.

The following table reflects the compensation earned by each of the non-employee directors of our General Partner during 2013. Appointed Directors are included in the table but, as described above, do not receive any compensation for their service on the Board; however, such individuals are eligible to participate in our Matching Gifts Program described in footnote (2) to the table. Mr. Shea is not included in this table because he receives no additional compensation for his service as a director. The compensation earned by Mr. Shea in 2013 is shown under “Compensation of Directors and Executive Officers—Summary Compensation Table.”

			2013 Director Compensation
Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Edward B. Cloues II	220,000		74,916	4,000	298,916
James L. Gardner	110,000		74,916	0	184,916
Robert J. Hall	95,000		74,916	4,000	173,916
Thomas W. Hofmann	110,000		74,916	4,000	188,916
E. Bartow Jones	—		—	4,000	4,000
Marsha R. Perelman	101,000	(3)	74,916	4,000	179,916
John C. van Roden, Jr.	95,000		74,916	700	170,616
Andrew W. Ward	—		—	4,000	4,000
Jonathan B. Weller	95,000		74,916	4,000	173,916

(1)	Represents the aggregate grant date fair value of deferred Common Units or Common Units granted to the non-employee directors of our General Partner during 2013. These amounts were computed in accordance with FASB ASC Topic 718 and were based on the NYSE closing prices of our Common Units on the dates of grant. In 2013, the directors received $18,750 worth of deferred Common Units or Common Units on a quarterly basis and the value of any fractional unit was deposited into his/her individual deferred cash compensation account. As of December 31, 2013, directors had the following aggregate numbers of deferred Common Units accumulated in their respective deferred common unit accounts (these amounts include distribution equivalent rights credited to such accounts in the form of additional deferred Common Units) and had been issued during fiscal year 2013 the following aggregate number of Common Units as payment for the equity portion of their annual retainer, and for Ms. Perelman, the Common Units issued during fiscal year 2013 represent the equity portion of her annual retainer and the cash portion of her retainer she elected to receive in Common Units:

Name	Aggregate Deferred Units as of December 31, 2013	Aggregate Common Units Granted in 2013
Edward B. Cloues II	50,489	0
James L. Gardner	36,978	2,971
Robert J. Hall	36,399	2,971
Thomas W. Hofmann	14,395	2,971
E. Bartow Jones	—	—
Marsha R. Perelman	41,615	6,956
John C. van Roden, Jr.	32,914	2,971
Andrew S. Ward	—	—
Jonathan B. Weller	32,914	2,971

(2)	Represents amounts paid by us as matching contributions under our Matching Gifts Program, which we sponsor for our directors to encourage financial support of educational institutions and civic, cultural and medical or science organizations. Under the program, we will match gifts on a three-for-one basis for the first $100 given in a calendar year to an eligible charity and on a one-for-one basis for any additional contributions made to the same charity. The minimum gift that will be matched is $10. The total annual matching dollars to all charities is limited to $4,000 per director. We may suspend, change, revoke or terminate the program at any time.
(3)	Ms. Perelman elected to receive all of her cash compensation (consisting of the cash portion of her retainer and meeting fees) in Common Units. She received a total of 3,985 Common Units in lieu of cash compensation of $101,000 in 2013. The number of Common Units awarded in lieu of cash fees were calculated based on the NYSE closing prices of our Common Units on the dates of grant and the value of any fractional unit was deposited into her individual deferred cash compensation account.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of our Common Units and Class B Units as of March 1, 2014, held by (1) beneficial owners of more than 5% of any class of our units; (2) each director of our General Partner; (3) each NEO; and (4) all directors and executive officers of our General Partner as a group, including Forrest W. McNair, the Vice President and Controller of our General Partner.

The amounts and percentages of units beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days of March 1, 2014. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable.

Name of Beneficial Owner(1)	Common Units Beneficially Owned		Percentage of Common Units Beneficially Owned(2)	Class B Units Beneficially Owned		Percentage of Class B Units Beneficially Owned(3)
5% Holders:
Neuberger Berman Group LLC and Neuberger Berman LLC 605 Third Avenue New York, NY 10158	16,362,591	(4)	14.6%
Trevor D. Rees-Jones Janice M. Rees-Jones c/o Chief Oil & Gas LLC 5956 Sherry Lane, Suite 1500 Dallas, TX 75225	8,230,220	(5)	7.3%
Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne 1800 Avenue of the Stars 3rd Floor Los Angeles, CA 90067	6,693,317	(6)	6.0%
OppenheimerFunds, Inc. Two World Financial Center 225 Liberty Street New York, NY 10281	6,854,817	(7)	6.1%
Riverstone V PVR Holdings, L.P. 712 Fifth Avenue, 36th Floor New York, NY 10019	—		—	24,811,083	(8)	100%
Directors and Executive Officers:
Mark D. Casaday	68,259	(9)	*
Edward B. Cloues II	86,694	(10)	*
Bruce D. Davis, Jr.	64,503	(11)	*
James L. Gardner	39,718	(12)	*
Robert J. Hall	40,788	(13)	*
Thomas W. Hofmann	28,737	(14)	*
Keith D. Horton	94,080	(15)	*
E. Bartow Jones	—		*
Marsha R. Perelman	94,679	(16)	*
William H. Shea, Jr.	189,451	(17)	*
John C. van Roden, Jr.	38,617	(18)	*
Robert B. Wallace	61,764	(19)	*
Andrew W. Ward	—		*
Jonathan B. Weller	39,577	(20)	*
All directors and executive officers as a group (15 persons)(21)	897,284		8.0%

*	Less than 1%.

(1)

Unless otherwise indicated, all Units are owned directly by the named holder and such holder has sole power to vote and dispose of such units. Unless otherwise noted, the address for each beneficial owner named above is: Three Radnor Corporate Center, Suite 301,100 Matsonford Road, Radnor, Pennsylvania 19087.

(2)	Based on 112,274,652 Common Units issued and outstanding on March 1, 2014.
(3)	Based on 24,811,083 Class B Units issued and outstanding on March 1, 2014.
(4)

Information is as of December 31, 2013 and is based upon a Schedule 13G/A, filed by Neuberger Berman Group LLC and Neuberger Berman LLC, each being a Delaware limited liability company (collectively, “Neuberger Berman”), with the SEC on February 13, 2014. Neuberger Berman has shared voting power to vote 15,646,230 common units and shared dispositive power over 16,362,591 common units.

(5)

Information is as of December 31, 2013 and is based upon a Schedule 13G/A, filed by Chief E&D Holdings, L.P., Trevor D. Rees-Jones, Janice M. Rees-Jones, The Jan and Trevor Rees-Jones Revocable Trust, Rees-Jones Holdings LLC and Chief E&D (GP) LLC, with the SEC on February 6, 2014. As of December 31, 2013, Trevor Rees-Jones and Janice M. Rees-Jones jointly held, and each may be deemed to have beneficially owned, 8,230,220 common units.

(6)

Information is as of February 4, 2014 and is based upon a Schedule 13G/A, filed by Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne (collectively, “Kayne Anderson”), with the SEC on February 5, 2014. Kayne Anderson has shared voting and dispositive power over 6,693,317 common units. Kayne Anderson Capital Advisors, L.P. is the general partner (or general partner of the general partner) of the limited partnerships and investment adviser to the other accounts. Richard A. Kayne is the controlling shareholder of the corporate owner of Kayne Anderson Investment Management, Inc., the general partner of Kayne Anderson Capital Advisors, L.P. Mr. Kayne is also a limited partner of each of the limited partnerships and a shareholder of the registered investment company. Kayne Anderson Capital Advisors, L.P. disclaims beneficial ownership of the units reported, except those units attributable to it by virtue of its general partner interests in the limited partnerships. Mr. Kayne disclaims beneficial ownership of the units reported, except those units held by him or attributable to him by virtue of his limited partnership interests in the limited partnerships, his indirect interest in the interest of Kayne Anderson Capital Advisors, L.P. in the limited partnerships, and his ownership of common stock of the registered investment company.

(7)

Information is as of December 31, 2013 and is based upon a Schedule 13G filed by OppenheimerFunds, Inc., an investment adviser in accordance with Rule 13d-1(b)(1)(ii)(E) (“Oppenheimer”) with the SEC on February 7, 2014. Oppenheimer has shared voting power to vote or to direct the vote of and shared power to dispose or to direct the disposition of 6,854,817 common units. Oppenheimer disclaims beneficial ownership pursuant to Rule 13d-4 of the Exchange Act of 1934.

(8)

Information is as of February 18, 2014 and is based upon a Schedule 13D filed by Riverstone V PVR Holdings, L.P., Riverstone Energy Partners V, L.P. and Riverstone Energy GP V, LLC (“Riverstone Entities”) with the SEC on February 20, 2014. The Riverstone Entities have shared voting and dispositive power over 24,811,083 Class B units of the Partnership, which are convertible to common units of the Partnership.

(9)	Includes 46,264 phantom units.
(10)

Includes 51,502 deferred common units. Excludes 4,900 common units held by the Jeannette C. Cloues Living Trust of which Mr. Cloues is the sole trustee. Mr. Cloues expressly disclaims beneficial ownership of such common units.

(11)	Includes 33,850 phantom units.
(12)	Includes 37,720 deferred common units.
(13)	Includes 37,129 deferred common units.
(14)	Includes 14,684 deferred common units.
(15)	Includes 34,422 phantom units. Mr. Horton has joint voting and investment power with respect to 59,658 of these common units.
(16)	Includes 42,450 deferred common units.
(17)	Includes 79,892 phantom units.
(18)	Includes 33,574 deferred common units.
(19)	Includes 33,850 phantom units and 2,450 common units held indirectly for the benefit of minor children.
(20)	Includes 33,574 deferred common units.
(21)	Includes 394,724 common units, 251,927 phantom units, and 250,633 deferred common units.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of December 31, 2013 regarding securities issued and to be issued under our General Partner’s equity compensation plans approved by our unitholders. Our General Partner does not have any equity compensation plans which were not approved by our unitholders. See “Compensation Discussion and Analysis—Long-Term Incentive Plan,” for a description of our LTIP, our only equity compensation plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by unitholders	816,222	(1)	n/a	(2)	830,595	(3)
Equity compensation plans not approved by unitholders	—		—		—

(1)	Represents 285,735 time-based phantom units, 284,783 performance-based phantom units, and 245,704 deferred Common Units granted and Common Units issued under the General Partner’s Sixth Amended and Restated LTIP. Vesting and payout of the phantom units may be conditioned upon achievement of pre-determined financial or other performance objectives or attainment of certain length of service goals with us. Deferred Common Units are issued to our directors, vest immediately upon issuance, and are available to each director upon termination or retirement from the Board.
(2)	Awards under the LTIP are settled without payment by recipients.
(3)	Represents the number of Common Units available for issuance under the LTIP as of December 31, 2013. The LTIP provides that the Board or a committee of the Board may award restricted units, phantom units, options, and other unit-based awards and unit awards. The awards may be also settled in cash.

ITEM 13. Certain Relationships and Related Transactions and Director Independence.

Class B Unit Purchase Agreement

In connection with the acquisition of Chief Gathering, LLC, the Partnership entered into a Class B Unit Purchase Agreement (the “Class B Unit Purchase Agreement”) with Riverstone V PVR Holdings, L.P. (the “Riverstone Investor”) and Riverstone Global Energy and Power Fund V (FT), L.P. to sell $400 million of Class B Units, a new class of limited partner interest in the Partnership (“Class B Units”), in a private placement to the Riverstone Investor (the “Class B Unit Transaction”). On May 17, 2012, the Partnership issued approximately 21.38 million Class B Units to the Riverstone Investor and entered into a registration rights agreement with the Riverstone Investor (the “Class B Registration Rights Agreement”).

The Class B Units represent a separate class of the Partnership’s limited partner interests. The Class B Units share equally with the Common Units with respect to the payment of distributions but, until they convert into Common Units, such distribution will be paid in additional Class B Units unless the Partnership elects to pay the distributions on the Class B Units in cash. The number of Class B Units issued to pay each distribution will be based upon the volume-weighted average price of a Common Unit for the 30 trading days preceding the date the distributions are declared. In the event of a liquidation, unit exchange, merger, consolidation or similar event, each Class B Unit (prior to its eligibility for conversion as described below) will be entitled to receive the greater of (1) the amount of cash or property distributed in respect of each Common Unit and (2) an amount of cash or property having a value equal to the Class B Unit Price.

The Class B Units may be converted into Common Units on a one-for-one basis at the option of the holder in the following amounts and subject to the following conditions: (1) 50% of the outstanding Class B Units may be converted after January 1, 2014, provided that the volume-weighted average price of the Common Units for the 30 trading days (the “30-day VWAP”) preceding any date during the quarter ending December 31, 2013 exceeded $30 per Common Unit; (2) 50% of the outstanding Class B Units may be converted after April 1, 2014, provided that the 30-day VWAP exceeded $30 per Common Unit on any day during the quarter ending March 31, 2014; and (3) amounts of Class B Units having a minimum value of $50.0 million calculated using the 30-day VWAP preceding the date of calculation at any time on or after July 1, 2014. In addition, the Partnership may elect to convert all (but not less than all) outstanding Class B Units into Common Units on a one-for-one basis at any time on or after July 1, 2014. The number of Class B Units is subject to adjustment for issuances below the Class B Unit Price prior to conversion on a weighted average basis, unit splits and unit combinations.

The Class B Units have the same voting rights as if they were outstanding Common Units and are entitled to vote as a separate class on any matters that materially adversely affect the rights or preferences of the Class B Units in relation to other classes of limited partner interests in the Partnership or as required by law.

Pursuant to the terms of the Class B Unit Purchase Agreement, the Riverstone Investor is entitled to designate for appointment to the Board two designees for so long as the Riverstone Investor owns Class B Units, and thereafter, for so long as the Common Units that the Riverstone Investor acquires upon conversion of the Class B Units constitute at least 10% of the total number of Partnership units outstanding. Effective May 17, 2012, the Board confirmed the appointment of E. Bartow Jones and Andrew W. Ward to the Board of Directors. Mr. Ward and Mr. Jones are not entitled to compensation from the Partnership for their Board service.

Policies and Procedures Regarding Transactions with Related Persons

Under our corporate governance principles, all directors must recuse themselves from any decision affecting their personal, business or professional interests. With respect to any proposed transaction with any other related person, as a general matter, our practice is that such transactions are approved by our disinterested directors. The General Counsel of our General Partner advises the Board as to which transactions involve related persons, which transactions require the approval of a specially appointed conflicts committee of the Board and which directors are prohibited from voting on a particular transaction. In accordance with the Partnership Agreement, the conflicts committee would consist of two or more members who, in addition to satisfying certain other requirements, must meet the independence standards for service on an audit committee of a board of directors, which standards are established by the NYSE. Any matters approved by the conflicts committee would be conclusively deemed to be fair and reasonable to us, approved by all of our unitholders, and not a breach by us of any duties we may owe to our unitholders.

Director Independence

For a discussion of director independence, please read Item 10, “Directors, Executive Officers and Corporate Governance—Governance Matters—Director Independence.”

Item 14. Principal Accounting Fees and Services

The Audit Committee of the Board has appointed KPMG LLP as our independent registered public accounting firm to examine and report to unitholders on the consolidated financial statements of the Partnership and its subsidiaries for the fiscal year ending December 31, 2013. KPMG LLP has served as our independent registered public accounting firm since 2002.

Fees Paid to Independent Registered Public Accounting Firm

The following table presents fees for professional audit services rendered by KPMG LLP, our independent registered public accounting firm, for each of the fiscal years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
Audit fees (1)	$1,503,199	$1,123,149
Audit-related fees (2)	1,650	1,650
Tax fees	—	—
All other fees	—	—
Total accounting fees and services	$1,504,849	$1,124,799

(1)	Audit fees consist of the fees for the integrated audits of our consolidated financial statements, consents for registration statements and comfort letters related to public offerings. Also included in the audit fees are reimbursements of travel-related expenses.
(2)	Audit-related fees consist of fees pertaining to subscriptions to an online accounting research tool owned by our independent public accounting firm.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The policy of the Audit Committee is to pre-approve all audit, audit-related and non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. The Audit Committee may also pre-approve particular services on a case-by-case basis. Our independent registered public accounting firm is required to periodically report to the Audit Committee regarding the extent of services provided by our independent registered public accounting firm in accordance with such pre-approval. The Audit Committee may also delegate pre-approval authority to one or more of its members. Such member(s) must report any decisions to the Audit Committee at the next scheduled meeting. All of the services in 2013 and 2012 in the table above were pre-approved by the Audit Committee.

Part IV

Item 15 Exhibits and Financial Statement Schedules

The following documents are filed as exhibits to this Amendment to Annual Report on Form 10-K:

(a)(3)	Exhibits

(2.1)	Purchase and Sale Agreement dated June 17, 2008 between Lone Star Gathering, L.P. and Penn Virginia Resource Partners, L.P., as amended by First Amendment to Purchase and Sale Agreement dated as of July 17, 2008 (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on July 22, 2008).

(2.2)	Agreement and Plan of Merger, dated September 21, 2010, by and among Penn Virginia Resource Partners, L.P., Penn Virginia Resource GP, LLC, PVR Radnor, LLC, Penn Virginia GP Holdings, L.P. and PVG GP, LLC (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on September 22, 2010).

(2.3)	Purchase Agreement, dated May 11, 2012, by and among Penn Virginia Resource Partners, L.P., PVR Finance Corporation II, Penn Virginia Resource GP, LLC, the subsidiaries of Penn Virginia Resource Partners, L.P. and Penn Virginia Resource Finance Corporation II named therein and RBC Capital Markets LLC, as representative for itself and of the initial purchasers named therein, relating to the 8.375% Senior Notes due 2020 (incorporated by reference to Exhibit 1.1 to Registrant’s Current Report on Form 8-K filed on May 16, 2012).

(2.4)	Membership Interest Purchase and Sale Agreement by and among Chief E&D Holdings LP, as Seller, Chief Gathering LLC, the Company, PVR Marcellus Gas Gathering LLC, as Buyer, and Penn Virginia Resource Partners, L.P., as Issuer, dated April 9, 2012 (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on April 12, 2012).

(2.5)	Agreement and Plan of Merger, dated as of October 9, 2013, by and among Regency Energy Partners LP, RVP LLC, Regency GP LP, PVR Partners, L.P. and PVR GP, LLC (schedules omitted pursuant to Item 601(b)(2) of Regulation
S-K), (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on October 10, 2013).

(2.5.1)	Amendment No. 1 to Agreement and Plan of Merger, dated as of November 7, 2013, by and among Regency Energy Partners LP, RVP LLC, Regency GP LP, PVR Partners, L.P. and PVR GP, LLC (schedules omitted pursuant to Item 601(b)(2) of Regulation S-K), (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on November 7, 2013).

(3.1)	Certificate of Limited Partnership of Penn Virginia Resource Partners, L.P. (incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form S-1 filed on July 19, 2001).

(3.1.1)	Certificate of Amendment to Certificate of Limited Partnership of Penn Virginia Resource Partners, L.P. (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on August 17, 2012).

(3.2)	Fifth Amended and Restated Agreement of Limited Partnership of Penn Virginia Resource Partners, L.P., dated as of May 17, 2012 (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on May 23, 2012).

(3.2.1)	Amendment No. 1 to the Fifth Amended and Restated Agreement of Limited Partnership of Penn Virginia Resource Partners, L.P. (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on August 17, 2012).

(3.2.2)	Amendment No. 2 to the Fifth Amended and Restated Agreement of Limited Partnership of PVR Partners, L.P. (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on February 26, 2014).

(3.3)	Limited Liability Company Agreement of PVR Finco LLC dated as of August 5, 2008 (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on August 7, 2008).

(3.4)	Certificate of Amendment to the Certificate of Formation of Penn Virginia Resource GP, LLC (incorporated by reference to Exhibit 3.5 to Amendment No. 1 to Registrant’s Registration Statement Form S-1 filed on September 7, 2001).

(3.4.1)	Certificate of Amendment to Certificate of Formation of Penn Virginia Resource GP, LLC (incorporated by reference to Exhibit 3.3 to Registrant’s Current Report on Form 8-K filed on August 17, 2012).

(3.5)	Sixth Amended and Restated Limited Liability Company Agreement of Penn Virginia Resource GP, LLC, dated as of March 10, 2011 (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on March 11, 2011).

(3.5.1)	Amendment No. 1 to the Sixth Amended and Restated Limited Liability Company Agreement of Penn Virginia Resource GP, LLC (incorporated by reference to Exhibit 3.4 to Registrant’s Current Report on Form 8-K filed on August 17, 2012).

(4.1)	Senior Indenture, dated April 27, 2010, among Penn Virginia Resource Partners, L.P. and Penn Virginia Resource Finance Corporation, as issuers, the subsidiary guarantors named therein and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on April 27, 2010).

(4.2)	First Supplemental Indenture relating to the 8 1/4% Senior Notes due 2018, dated April 27, 2010, among Penn Virginia Resource Partners, L.P. and Penn Virginia Resource Finance Corporation, as issuers, the subsidiary guarantors named therein and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed on April 27, 2010).

(4.3)	Second Supplemental Indenture, relating to the 8.375% Senior Notes due 2020, dated May 17, 2012, among Penn Virginia Resource Partners, L.P. and Penn Virginia Resource Finance Corporation II, as issuers, the subsidiary guarantors named therein and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on May 23, 2012).

(4.4)	Third Supplemental Indenture, relating to the 8 1/4% Senior Notes due 2018, dated May 17, 2012, among Penn Virginia Resource Partners, L.P. and Penn Virginia Resource Finance Corporation, as issuers, the subsidiary guarantors named therein and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.7 to Registrant’s Current Report on Form 8-K filed on May 23, 2012).

(4.5)	Fourth Supplemental Indenture, relating to the 6.500% Senior Notes due 2021, dated May 9, 2013, among PVR Partners, L.P. and Penn Virginia Resource Finance Corporation II, as issuers, Penn Virginia Resource Finance Corporation, the subsidiary guarantors named therein and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on May 10, 2013).

(4.6)	Registration Rights Agreement, relating to the 8.375% Senior Notes due 2020, dated as of May 17, 2012, among Penn Virginia Resource Partners, L.P. and Penn Virginia Resource Finance Corporation II, and the subsidiary guarantors named therein, and RBC Capital Markets LLC, as representative of the several initial purchasers of the 8.375% Senior Notes due 2020 (incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K filed on May 23, 2012).

(4.7)	Registration Rights Agreement dated as of May 17, 2012, between Penn Virginia Resource Partners, L.P. and Chief E&D Holdings LP (incorporated by reference to Exhibit 4.4 to Registrant’s Current Report on Form 8-K filed on May 23, 2012).

(4.8)	Registration Rights Agreement dated as of May 17, 2012, between Penn Virginia Resource Partners, L.P. and Riverstone V PVR Holdings, L.P. (incorporated by reference to Exhibit 4.5 to Registrant’s Current Report on Form 8-K filed on May 23, 2012).

(4.9)	Registration Rights Agreement dated as of May 17, 2012, among Penn Virginia Resource Partners, L.P. and the several Investors named therein (incorporated by reference to Exhibit 4.6 to Registrant’s Current Report on Form 8-K filed on May 23, 2012).

(4.10)	Registration Rights Agreement, relating to the 6.500% Senior Notes due 2021, dated as of May 9, 2013, among PVR Partners, L.P. and Penn Virginia Resource Finance Corporation II, and the subsidiary guarantors named therein, and J.P. Morgan Securities LLC, as representative of the several initial purchasers, of the 6.500% Senior Notes due 2021 (incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K filed on May 10, 2013).

(10.1)	Amended and Restated Credit Agreement, dated as of August 13, 2010 by and among PVR Finco LLC, the guarantors party thereto, PNC Bank, National Association, as Administrative Agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on August 19, 2010).

(10.1.1)	First Amendment to Amended and Restated Credit Agreement, dated as of April 19, 2011, by and among PVR Finco LLC, the guarantors party thereto, PNC Bank, National Association, as Administrative Agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1.1 to Registrant’s Current Report on Form 8-K filed on April 21, 2011).

(10.1.2)	Second Amendment to Amended and Restated Credit Agreement, dated as of April 23, 2012, by and among PVR Finco LLC, the guarantors party thereto, PNC Bank, National Association, as Administrative Agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1.2 to Registrant’s Current Report on Form 8-K filed on April 27, 2012).

(10.1.3)	Third Amendment to Amended and Restated Credit Agreement, dated as of February 21, 2013, by and among PVR Finco LLC, the guarantors party thereto, PNC Bank, National Association, as Administrative Agent, and the other financial institutions party thereto (incorporated by referenced to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 25, 2013.)

(10.2)	Contribution, Conveyance and Assumption Agreement dated September 14, 2001 among Penn Virginia Resource GP, LLC, Penn Virginia Resource Partners, L.P., Penn Virginia Operating Co., LLC and the other parties named therein (incorporated by reference to Exhibit 10.3 to Amendment No. 2 to Registrant’s Registration Statement on Form S-1 filed on October 4, 2001).

(10.3)	Closing Contribution, Conveyance and Assumption Agreement dated October 30, 2001 among Penn Virginia Operating Co., LLC, Penn Virginia Corporation, Penn Virginia Resource Partners, L.P., Penn Virginia Resource GP, LLC, Penn Virginia Resource L.P. Corp., Wise LLC, Loadout LLC, PVR Concord LLC, PVR Lexington LLC, PVR Savannah LLC, Kanawha Rail Corp. (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to Registrant’s Registration Statement on Form S-1 filed on October 4, 2001).

(10.4)	Omnibus Agreement dated October 30, 2001 among the Penn Virginia Corporation, Penn Virginia Resource GP, LLC, Penn Virginia Operating Co., LLC and Penn Virginia Resource Partners, L.P. (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to Registrant’s Registration Statement on Form S-1 filed on October 4, 2001).

(10.4.1)	Amendment No. 1 to Omnibus Agreement dated December 19, 2002 among the Penn Virginia Corporation, Penn Virginia Resource GP, LLC, Penn Virginia Operating Co., LLC and Penn Virginia Resource Partners, L.P. (incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 11, 2003).

(10.5)	Asset Purchase and Sale Agreement by and between Penn Virginia Operating Company, LLC and Begley Properties, LLC dated December 15, 2010 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 15, 2010).

(10.6)	Units Purchase Agreement dated June 17, 2008 by and among Penn Virginia Resource LP Corp., Kanawha Rail Corp. and Penn Virginia Resource Partners, L.P. (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on July 22, 2008).

(10.7)	PVR GP, LLC Amended and Restated Annual Incentive Plan effective as of April 23, 2013 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 26, 2013).*

(10.8)	Penn Virginia Resource GP, LLC Sixth Amended and Restated Long-Term Incentive Plan, effective as of May 12, 2011 (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on May 18, 2011).*

(10.9)	Penn Virginia Resource GP, LLC Sixth Amended and Restated Long-Term Incentive Plan- Form of Deferred Common Unit Award Agreement (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on May 18, 2011).*

(10.10)	Penn Virginia Resource GP, LLC Sixth Amended and Restated Long-Term Incentive Plan- Form of Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on May 18, 2011).*

(10.11)	Penn Virginia Resource GP, LLC Sixth Amended and Restated Long-Term Incentive Plan- Form of Phantom Unit Award Agreement (incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on May 18, 2011).*

(10.12)	Penn Virginia Resource GP, LLC Amended and Restated Non-Employee Directors Deferred Compensation Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on October 29, 2007).*

(10.13)	Employment Agreement dated October 6, 2011 by and between Penn Virginia Resource GP, LLC and Keith D. Horton (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2011 filed on November 1, 2011).*

(10.14)	Employment Agreement dated October 6, 2011 by and between Penn Virginia Resource GP, LLC and Robert B. Wallace (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2011 filed on November 1, 2011).*

(10.15)	Employment Agreement dated October 6, 2011 by and between Penn Virginia Resource GP, LLC and William H. Shea, Jr. (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2011 filed on November 1, 2011).*

(10.16)	Employment Agreement dated October 6, 2011 by and between Penn Virginia Resource GP, LLC and Bruce D. Davis, Jr. (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2011 filed on November 1, 2011).*

(10.17)	Employment Agreement dated July 24, 2012 by and between Penn Virginia Resource GP, LLC and Mark D. Casaday (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 filed on August 3, 2012).*

(10.18)	PVR GP, LLC Non-Employee Director Compensatory Summary Sheet (incorporated by reference to Exhibit 10.19 to Registrant’s Annual Report on Form 10-K filed on February 28, 2014).

(10.19)	Common Unit Purchase Agreement dated April 9, 2012, by and among Penn Virginia Resource Partners, L.P. and the purchasers named therein (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on April 12, 2012).

(10.20)	Class B Unit Purchase Agreement, dated April 9, 2012, by and among Penn Virginia Resource Partners, L.P., Riverstone V PVR Holdings, L.P. and Riverstone Global Energy and Power Fund V (FT), L.P. (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 12, 2012).

(12.1)	Statement of Computation of Ratio of Earnings to Fixed Charges Calculation (incorporated by reference to Exhibit 12.1 to Registrant’s Annual Report on Form 10-K filed on February 28, 2014).

(14.1)	Penn Virginia Resource GP, LLC Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to Registrant’s Current Report on Form 8-K filed on October 27, 2011).

(21.1)	Subsidiaries of PVR Partners, L.P. (incorporated by reference to Exhibit 21.1 to Registrant’s Annual Report on Form 10-K filed on February 28, 2014).

(23.1)	Consent of KPMG LLP (incorporated by reference to Exhibit 23.1 to Registrant’s Annual Report on Form 10-K filed on February 28, 2014).

(31.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

(31.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to Registrant’s Annual Report on Form 10-K filed on February 28, 2014).

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (incorporated by reference to Exhibit 32.2 to Registrant’s Annual Report on Form 10-K filed on February 28, 2014).

(101)	The following financial information from the annual report on Form 10-K of PVR Partners L.P, for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statement of Partners’ Capital, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements (incorporated by reference to Exhibit 101 to Registrant’s Annual Report on Form 10-K filed on February 28, 2014).

*	Management contract or compensatory plan or arrangement.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PVR PARTNERS, L.P.

	By:	PVR GP, LLC

March 18, 2014	By:	/s/ Robert B. Wallace
Robert B. Wallace Executive Vice President and Chief Financial Officer

March 18, 2014	By:	/s/ Forrest W. McNair
Forrest W. McNair Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Edward B. Cloues, II Edward B. Cloues, II	Chairman and Director	March 18, 2014

/s/ James L. Gardner James L. Gardner	Director	March 18, 2014

/s/ Robert J. Hall Robert J. Hall	Director	March 18, 2014

/s/ Thomas W. Hofmann Thomas W. Hofmann	Director	March 18, 2014

/s/ E. Bartow Jones E. Bartow Jones	Director	March 18, 2014

/s/ Marsha R. Perelman Marsha R. Perelman	Director	March 18, 2014

/s/ John C. van Roden, Jr. John C. van Roden, Jr.	Director	March 18, 2014

/s/ William H. Shea, Jr. William H. Shea, Jr.	Director, President and Chief Executive Officer	March 18, 2014

/s/ Andrew W. Ward Andrew W. Ward	Director	March 18, 2014

/s/ Jonathan B. Weller Jonathan B. Weller	Director	March 18, 2014